Form 10-Q
period 2020-06-30
Woodward, Inc.
filed 2020-08-10
CIK 108312

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

or

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Yes ☐ No ☒

As of August 6, 2020, 62,383,699 shares of the registrant’s common stock with a par value of $0.001455 per share were outstanding.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

WOODWARD, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(In thousands, except per share amounts)

(Unaudited)

	Three-Months Ended		Nine-Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Net sales	$523,826	$752,005	$1,964,401	$2,163,660
Costs and expenses:
Cost of goods sold	395,511	562,516	1,447,942	1,621,531
Selling, general and administrative expenses	57,361	52,980	177,035	159,764
Research and development costs	34,522	40,661	106,029	123,359
Impairment of assets sold (Note 10)	—	—	37,902	—
Restructuring charges (Note 16)	19,040	—	19,040	—
Gain on cross-currency interest rate swaps, net (Note 8)	(30,481)	—	(30,481)	—
Interest expense	8,737	10,798	26,502	34,156
Interest income	(377)	(348)	(1,340)	(1,013)
Other (income) expense, net (Note 18)	(5,503)	(6,916)	(31,991)	(18,134)
Total costs and expenses	478,810	659,691	1,750,638	1,919,663
Earnings before income taxes	45,016	92,314	213,763	243,997
Income tax expense	6,551	26,207	30,607	51,191
Net earnings	$38,465	$66,107	$183,156	$192,806

Earnings per share (Note 4):
Basic earnings per share	$0.62	$1.07	$2.95	$3.11
Diluted earnings per share	$0.61	$1.02	$2.85	$2.99

Weighted Average Common Shares Outstanding (Note 4):
Basic	62,309	61,941	62,188	61,977
Diluted	63,427	64,633	64,273	64,437

See accompanying Notes to Condensed Consolidated Financial Statements

WOODWARD, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS

(In thousands)

(Unaudited)

	Three-Months Ended		Nine-Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Net earnings	$38,465	$66,107	$183,156	$192,806

Other comprehensive earnings:
Foreign currency translation adjustments	11,067	819	8,865	(592)
Net gain (loss) on foreign currency transactions designated as hedges of net investments in foreign subsidiaries (Note 8)	(792)	(598)	(1,187)	976
Taxes on changes in foreign currency translation adjustments	(213)	324	(423)	427
Foreign currency translation and transactions adjustments, net of tax	10,062	545	7,255	811

Unrealized (loss) gain on fair value adjustment of derivative instruments (Note 8)	(26,011)	(7,305)	7,993	20,867
Reclassification of net realized (gain) loss on derivatives to earnings (Note 8)	(22,649)	6,890	(18,255)	(11,831)
Taxes on changes in derivative transactions	1,025	14	253	(162)
Derivative adjustments, net of tax	(47,635)	(401)	(10,009)	8,874

Amortization of pension and other postretirement plan:
Net prior service cost	240	176	721	528
Net loss	627	238	1,886	719
Foreign currency exchange rate changes on pension and other postretirement benefit plan liabilities	(101)	279	(378)	281
Taxes on changes in pension and other postretirement benefit plan liability adjustments, net of foreign currency exchange rate changes	(192)	(203)	(544)	(406)
Pension and other postretirement benefit plan adjustments, net of tax	574	490	1,685	1,122
Total comprehensive earnings	$1,466	$66,741	$182,087	$203,613

See accompanying Notes to Condensed Consolidated Financial Statements

WOODWARD, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

(Unaudited)

	June 30,	September 30,
	2020	2019
ASSETS
Current assets:
Cash and cash equivalents, including restricted cash of $2,880 and $1,500, respectively	$101,363	$99,073
Accounts receivable, less allowance for uncollectible amounts of $7,180 and $7,908, respectively	537,515	591,529
Inventories	505,943	516,836
Income taxes receivable	34,685	8,099
Other current assets	57,441	55,691
Total current assets	1,236,947	1,271,228
Property, plant and equipment, net	1,008,259	1,058,775
Goodwill	796,372	797,853
Intangible assets, net	595,158	611,992
Deferred income tax assets	18,315	18,161
Other assets	251,618	198,517
Total assets	$3,906,669	$3,956,526
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Short-term borrowings	$98,639	$220,000
Current portion of long-term debt	101,643	—
Accounts payable	160,887	240,460
Income taxes payable	12,164	18,849
Accrued liabilities	162,295	228,127
Total current liabilities	535,628	707,436
Long-term debt, less current portion	729,165	864,899
Deferred income tax liabilities	156,583	151,362
Other liabilities	575,527	506,088
Total liabilities	1,996,903	2,229,785
Commitments and contingencies (Note 22)
Stockholders' equity:
Preferred stock, par value $0.003 per share, 10,000 shares authorized, no shares issued	—	—
Common stock, par value $0.001455 per share, 150,000 shares authorized, 72,960 shares issued	106	106
Additional paid-in capital	233,294	207,120
Accumulated other comprehensive losses	(104,375)	(103,306)
Deferred compensation	9,760	9,382
Retained earnings	2,372,733	2,224,919
	2,511,518	2,338,221
Treasury stock at cost, 10,610 shares and 11,040 shares, respectively	(591,992)	(602,098)
Treasury stock held for deferred compensation, at cost, 211 shares, respectively	(9,760)	(9,382)
Total stockholders' equity	1,909,766	1,726,741
Total liabilities and stockholders' equity	$3,906,669	$3,956,526

See accompanying Notes to Condensed Consolidated Financial Statements

WOODWARD, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine-Months Ended June 30,
	2020	2019
Cash flows from operating activities:
Net earnings	$183,156	$192,806
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	97,582	108,468
Impairment of assets sold	37,902	—
Net (gain) loss on sales of assets and businesses	(11,012)	880
Net (gain) on cross-currency interest rate swaps	(30,481)	—
Stock-based compensation	20,088	15,634
Deferred income taxes	(1,756)	(8,628)
Changes in operating assets and liabilities:
Trade accounts receivable	63,253	(31,240)
Unbilled receivables (contract assets)	(53,851)	(52,315)
Costs to fulfill a contract	(18,044)	(13,010)
Inventories	(6,402)	(57,884)
Accounts payable and accrued liabilities	(124,231)	31,307
Contract liabilities	21,491	23,045
Income taxes	(33,085)	(3,862)
Retirement benefit obligations	(3,249)	(2,989)
Other	71,055	16,990
Net cash provided by operating activities	212,416	219,202

Cash flows from investing activities:
Payments for purchase of property, plant, and equipment	(39,072)	(77,905)
Proceeds from sale of assets	18,844	809
Proceeds from business divestiture	10,443	—
Proceeds from sales of short-term investments	12,700	10,259
Payments for purchases of short-term investments	(13,109)	(12,989)
Net cash (used in) investing activities	(10,194)	(79,826)

Cash flows from financing activities:
Cash dividends paid	(32,587)	(28,985)
Proceeds from sales of treasury stock	14,790	33,715
Payments for repurchases of common stock	(13,346)	(110,311)
Borrowings on revolving lines of credit and short-term borrowings	1,027,342	1,286,258
Payments on revolving lines of credit and short-term borrowings	(1,191,319)	(1,194,045)
Payments of long-term debt and finance lease obligations	(1,187)	(143,402)
Payments for debt financing costs	—	(2,238)
Net cash (used in) financing activities	(196,307)	(159,008)
Effect of exchange rate changes on cash and cash equivalents	(3,625)	(660)
Net change in cash and cash equivalents	2,290	(20,292)
Cash and cash equivalents, including restricted cash, at beginning of year	99,073	83,594
Cash and cash equivalents, including restricted cash, at end of period	$101,363	$63,302

See accompanying Notes to Condensed Consolidated Financial Statements

WOODWARD, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

(Unaudited)

	Number of shares			Stockholders' equity
						Accumulated other comprehensive (loss) earnings
	Common stock	Treasury stock	Treasury stock held for deferred compensation	Common stock	Additional paid-in capital	Foreign currency translation adjustments	Unrealized derivative gains (losses)	Minimum retirement benefit liability adjustments	Total accumulated other comprehensive (loss) earnings	Deferred compensation	Retained earnings	Treasury stock at cost	Treasury stock held for deferred compensation	Total stockholders' equity
Balances as of April 1, 2019	72,960	(10,757)	(206)	$106	$204,892	$(39,573)	$(11,667)	$(13,574)	$(64,815)	$8,876	$2,112,168	$(549,686)	$(8,876)	$1,702,665
Net earnings	—	—	—	—	—	—	—	—	—	—	66,107	—	—	66,107
Other comprehensive earnings (loss), net of tax	—	—	—	—	—	545	(401)	490	635	—	—	—	—	635
Cash dividends paid ($0.1625 per share)	—	—	—	—	—	—	—	—	—	—	(10,071)	—	—	(10,071)
Purchases of treasury stock	—	(645)	—	—	—	—	—	—	—	—	—	(67,058)	—	(67,058)
Sales of treasury stock	—	279	—	—	(1,656)	—	—	—	—	—	—	11,221	—	9,565
Stock-based compensation	—	—	—	—	2,468	—	—	—	—	—	—	—	—	2,468
Purchases and transfers of stock by/to deferred compensation plan	—	—	(3)	—	—	—	—	—	—	284	—	—	(284)	—
Distribution of stock from deferred compensation plan	—	—	—	—	—	—	—	—	—	(42)	—	—	42	—
Balances as of June 30, 2019	72,960	(11,123)	(209)	$106	$205,704	$(39,028)	$(12,068)	$(13,084)	$(64,180)	$9,118	$2,168,204	$(605,523)	$(9,118)	$1,704,311

Balances as of April 1, 2020	72,960	(10,677)	(216)	$106	$227,494	$(56,042)	$32,671	$(44,005)	$(67,376)	$9,963	$2,342,340	$(594,870)	$(9,963)	$1,907,694
Net earnings	—	—	—	—	—	—	—	—	—	—	38,465	—	—	38,465
Other comprehensive earnings (loss), net of tax	—	—	—	—	—	10,062	(47,635)	574	(36,999)	—	—	—	—	(36,999)
Cash dividends paid ($0.08125 per share)	—	—	—	—	—	—	—	—	—	—	(5,062)	—	—	(5,062)
Sales of treasury stock	—	67	—	—	(813)	—	—	—	—	—	—	2,878	—	2,065
Stock-based compensation	—	—	—	—	6,613	—	—	—	—	—	—	—	—	6,613
Purchases and transfers of stock by/to deferred compensation plan	—	—	—	—	—	—	—	—	—	27	—	—	(27)	—
Distribution of stock from deferred compensation plan	—	—	5	—	—	—	—	—	—	(230)	—	—	230	—
Business divestitures	—	—	—	—	—	—	—	—	—	—	(3,010)	—	—	(3,010)
Balances as of June 30, 2020	72,960	(10,610)	(211)	$106	$233,294	$(45,980)	$(14,964)	$(43,431)	$(104,375)	$9,760	$2,372,733	$(591,992)	$(9,760)	$1,909,766

See accompanying Notes to Condensed Consolidated Financial Statements

WOODWARD, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

(Unaudited)

	Number of shares			Stockholders' equity
						Accumulated other comprehensive (loss) earnings
	Common stock	Treasury stock	Treasury stock held for deferred compensation	Common stock	Additional paid-in capital	Foreign currency translation adjustments	Unrealized derivative gains (losses)	Minimum retirement benefit liability adjustments	Total accumulated other comprehensive (loss) earnings	Deferred compensation	Retained earnings	Treasury stock at cost	Treasury stock held for deferred compensation	Total stockholders' equity

Balances as of September 30, 2018	72,960	(11,203)	(202)	$106	$185,705	$(39,794)	$(20,942)	$(14,206)	$(74,942)	$8,431	$1,966,643	$(539,408)	$(8,431)	$1,538,104
Cumulative effect from adoption of ASC 606	—	—	—	—	—	(45)	—	—	(45)	—	38,745	—	—	38,700
Cumulative effect from adoption of ASU 2016-16	—	—	—	—	—	—	—	—	—	—	(1,005)	—	—	(1,005)
Net earnings	—	—	—	—	—	—	—	—	—	—	192,806	—	—	192,806
Other comprehensive earnings (loss), net of tax	—	—	—	—	—	811	8,874	1,122	10,807	—	—	—	—	10,807
Cash dividends paid ($0.4675 per share)	—	—	—	—	—	—	—	—	—	—	(28,985)	—	—	(28,985)
Purchases of treasury stock	—	(1,102)	—	—	—	—	—	—	—	—	—	(110,311)	—	(110,311)
Sales of treasury stock	—	1,024	—	—	(4,808)	—	—	—	—	—	—	38,523	—	33,715
Common shares issued from treasury stock for benefit plans	—	158	—	—	9,173	—	—	—	—	—	—	5,673	—	14,846
Stock-based compensation	—	—	—	—	15,634	—	—	—	—	—	—	—	—	15,634
Purchases and transfers of stock by/to deferred compensation plan	—	—	(11)	—	—	—	—	—	—	909	—	—	(909)	—
Distribution of stock from deferred compensation plan	—	—	4	—	—	—	—	—	—	(222)	—	—	222	—
Balances as of June 30, 2019	72,960	(11,123)	(209)	$106	$205,704	$(39,028)	$(12,068)	$(13,084)	$(64,180)	$9,118	$2,168,204	$(605,523)	$(9,118)	$1,704,311

Balances as of September 30, 2019	72,960	(11,040)	(211)	$106	$207,120	$(53,235)	$(4,955)	$(45,116)	$(103,306)	$9,382	$2,224,919	$(602,098)	$(9,382)	$1,726,741
Cumulative effect from adoption of ASC 842 (Note 5)	—	—	—	—	—	—	—	—	—	—	255	—	—	255
Net earnings	—	—	—	—	—	—	—	—	—	—	183,156	—	—	183,156
Other comprehensive earnings (loss), net of tax	—	—	—	—	—	7,255	(10,009)	1,685	(1,069)	—	—	—	—	(1,069)
Cash dividends paid ($0.52375 per share)	—	—	—	—	—	—	—	—	—	—	(32,587)	—	—	(32,587)
Purchases of treasury stock	—	(124)	—	—	—	—	—	—	—	—	—	(13,346)	—	(13,346)
Sales of treasury stock	—	430	—	—	(3,334)	—	—	—	—	—	—	18,124	—	14,790
Common shares issued from treasury stock for benefit plans	—	124	—	—	9,420	—	—	—	—	—	—	5,328	—	14,748
Stock-based compensation	—	—	—	—	20,088	—	—	—	—	—	—	—	—	20,088
Purchases and transfers of stock by/to deferred compensation plan	—	—	(6)	—	—	—	—	—	—	651	—	—	(651)	—
Distribution of stock from deferred compensation plan	—	—	6	—	—	—	—	—	—	(273)	—	—	273	—
Business divestitures	—	—	—	—	—	—	—	—	—	—	(3,010)	—	—	(3,010)
Balances as of June 30, 2020	72,960	(10,610)	(211)	$106	$233,294	$(45,980)	$(14,964)	$(43,431)	$(104,375)	$9,760	$2,372,733	$(591,992)	$(9,760)	$1,909,766

See accompanying Notes to Condensed Consolidated Financial Statements

WOODWARD, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

(Unaudited)

Note 1.  Basis of presentation

The Condensed Consolidated Financial Statements of Woodward, Inc. (“Woodward” or the “Company”) as of June 30, 2020 and for the three and nine-months ended June 30, 2020 and 2019, included herein, have not been audited by an independent registered public accounting firm.  These Condensed Consolidated Financial Statements reflect all normal recurring adjustments that, in the opinion of management, are necessary to present fairly Woodward’s financial position as of June 30, 2020, and the statements of earnings, comprehensive earnings, cash flows, and changes in stockholders’ equity for the periods presented herein.  The results of operations for the three and nine-months ended June 30, 2020 and 2019 are not necessarily indicative of the operating results to be expected for other interim periods or for the full fiscal year.  Dollar and share amounts contained in these Condensed Consolidated Financial Statements are in thousands, except per share amounts, unless otherwise noted.

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

Management is required to use estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, the reported revenues and expenses recognized during the reporting period, and certain financial statement disclosures, in the preparation of the Condensed Consolidated Financial Statements included herein.  Significant estimates in these Condensed Consolidated Financial Statements include allowances for uncollectible amounts; net realizable value of inventories; variable consideration including customer rebates earned and payable and early payment discounts; warranty reserves; useful lives of property and identifiable intangible assets; the evaluation of impairments of property, intangible assets, and goodwill; the provision for income tax and related valuation reserves; the valuation of derivative instruments; assumptions used in the determination of the funded status and annual expense of pension and postretirement employee benefit plans; the valuation of stock compensation instruments granted to employees, board members and any other eligible recipients; estimates of incremental borrowing rates used when estimating the present value of future lease payments; assumptions used when including renewal options or non-exercise of termination options in lease terms; estimates of total lifetime sales used in the recognition of revenue of deferred material rights and balance sheet classification of the related contract liability; estimates of total sales contract costs when recognizing revenue under the cost-to-cost method; and contingencies.  Actual results could vary from Woodward’s estimates.

In March 2020, the World Health Organization (“WHO”) declared the novel coronavirus ("COVID-19") outbreak a global pandemic.  When combined with the various measures enacted by governments and private organizations to contain COVID-19 or slow its spread, the pandemic has adversely impacted global activity and contributed to significant declines and volatility in financial markets.  The COVID-19 pandemic could continue to have a material adverse impact on economic and market conditions and trigger an extended period of global economic slowdown.  Although the Company has already been impacted by the global emergence of the COVID-19 pandemic, the full extent of its impact on the Company’s future business is currently unknown.  The rapid development and fluidity of this situation precludes any prediction as to the ultimate material adverse impact of the COVID-19 pandemic, including impacts to estimates and assumptions used by management for the reported amounts of assets and liabilities.  The pandemic presents uncertainty and risk with respect to the Company and its performance and financial results.  See Note 16, Accrued liabilities, for specific restructuring actions taken by the Company related to the COVID-19 pandemic.

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

In February 2018, the FASB issued ASU 2018-02, “Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.”  ASU 2018-02 allows a reclassification from accumulated other comprehensive income (“OCI”) to retained earnings for stranded tax effects resulting from the enactment of tax reform under H.R.1, “An Act to Provide for Reconciliation Pursuant to Titles II and V of the Concurrent Resolution on the Budget for Fiscal Year 2018” (the “Tax Act”) (also known as “The Tax Cuts and Jobs Act”), and provides guidance on the disclosure requirements regarding the stranded tax effects.  Woodward adopted ASU 2018-02 on October 1, 2019 and has elected not to reclassify the income tax effects of the Tax Act from accumulated OCI to retained earnings.

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

Note 3.  Revenue

Sales of Products

Revenue from manufactured products and from maintenance, repair and overhaul (“MRO”) represented 86% and 12%, respectively, of Woodward’s net sales for the three-months ended June 30, 2020, compared to 84% and 13%, respectively, for the three-months ended June 30, 2019.  Revenue from manufactured products and from MRO represented 86% and 12%, respectively, of Woodward’s net sales for both the nine-months ended June 30, 2020 and June 30, 2019.

The amount of revenue recognized as point in time or over time follows:

	Three-Months Ended June 30, 2020			Three-Months Ended June 30, 2019
	Aerospace	Industrial	Consolidated	Aerospace	Industrial	Consolidated
Point in time	$98,228	$138,504	$236,732	$191,516	$147,194	$338,710
Over time	208,266	78,828	287,094	307,259	106,036	413,295
Total net sales	$306,494	$217,332	$523,826	$498,775	$253,230	$752,005

	Nine-Months Ended June 30, 2020			Nine-Months Ended June 30, 2019
	Aerospace	Industrial	Consolidated	Aerospace	Industrial	Consolidated
Point in time	$464,068	$463,498	$927,566	$563,713	$482,979	$1,046,692
Over time	790,587	246,248	1,036,835	810,903	306,065	1,116,968
Total net sales	$1,254,655	$709,746	$1,964,401	$1,374,616	$789,044	$2,163,660

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

Woodward’s contracts with customers generally have no financing components.

Accounts receivable consisted of the following:

	June 30, 2020	September 30, 2019
Billed receivables
Trade accounts receivable	$294,113	$381,942
Other (Chinese financial institutions)	47,863	42,171
Less: Allowance for uncollectible amounts	(7,180)	(7,908)
Net billed receivables	334,796	416,205
Current unbilled receivables (contract assets), net	202,719	175,324
Total accounts receivable, net	$537,515	$591,529

As of June 30, 2020, “Other assets” on the Condensed Consolidated Balance Sheets includes $28,278 of unbilled receivables not expected to be invoiced and collected within a period of twelve months, compared to $1,573 as of September 30, 2019.  Unbilled receivables not expected to be invoiced and collected within a period of twelve months are primarily attributable to customer delays for deliveries on firm orders in the Aerospace segment due to the impacts of the COVID-19 pandemic.

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

Contract liabilities

Contract liabilities consisted of the following:

	June 30, 2020		September 30, 2019
	Current	Noncurrent	Current	Noncurrent
Deferred revenue from material rights from GE joint venture formation	$3,866	$235,602	$8,317	$230,588
Deferred revenue from advanced invoicing and/or prepayments from customers	6,869	106	4,554	141
Liability related to customer supplied inventory	17,799	—	13,396	—
Deferred revenue from material rights related to engineering and development funding	1,688	120,467	1,624	106,436
Net contract liabilities	$30,222	$356,175	$27,891	$337,165

Woodward recognized revenue of $8,356 in the three-months ended June 30, 2020 and $28,288 in the nine-months ended June 30, 2020 from contract liabilities balances recorded as of October 1, 2019, compared to $6,147 in the three-months ended June 30, 2019 and $26,459 in the nine-months ended June 30, 2019 from contract liabilities balances recorded as of October 1, 2018.

Remaining performance obligations

Remaining performance obligations related to the aggregate amount of the total contract transaction price of firm orders for which the performance obligation has not yet been recognized in revenue as of June 30, 2020 was $1,587,816, compared to $1,527,437 as of September 30, 2019, the majority of which in both periods relate to Woodward’s Aerospace segment.  Woodward expects to recognize almost all of these remaining performance obligations within two years after June 30, 2020.

Remaining performance obligations related to material rights that have not yet been recognized in revenue as of June 30, 2020 was $454,585, of which $1,049 is expected to be recognized in the remainder of fiscal year 2020, $7,307 is expected to be recognized in fiscal year 2021, and the balance is expected to be recognized thereafter.  Woodward expects to recognize revenue from performance obligations related to material rights over the life of the underlying programs, which may be as long as forty years.

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

Revenue by primary market for the Aerospace reportable segment was as follows:

	Three-Months Ended June 30,		Nine-Months Ended June 30,
	2020	2019	2020	2019
Commercial OEM	$63,804	$174,077	$367,080	$488,928
Commercial aftermarket	68,332	124,863	328,302	375,919
Defense OEM	111,667	147,696	392,494	372,538
Defense aftermarket	62,691	52,139	166,779	137,231
Total Aerospace segment net sales	$306,494	$498,775	$1,254,655	$1,374,616

Revenue by primary market for the Industrial reportable segment was as follows:

	Three-Months Ended June 30,		Nine-Months Ended June 30,
	2020	2019	2020	2019
Reciprocating engines	$158,804	$185,523	$497,012	$590,910
Industrial turbines	53,486	53,740	164,663	155,439
Renewables[1]	5,042	13,967	48,071	42,695
Total Industrial segment net sales	$217,332	$253,230	$709,746	$789,044

(1)	Sales in the renewables market were discontinued as of May 1, 2020 following the closing of the divestiture of the disposal group (see Note 10, Sale of businesses).

The customers who account for approximately 10% or more of net sales of each of Woodward’s reportable segments for the three and nine-months ended June 30, 2020 are as follows:

Customer
Aerospace	The Boeing Company, General Electric Company, Raytheon Company
Industrial	Rolls-Royce PLC, Weichai Westport, General Electric Company

Net sales by geographic area, as determined based on the location of the customer, were as follows:

	Three-Months Ended June 30, 2020			Three-Months Ended June 30, 2019
	Aerospace	Industrial	Consolidated	Aerospace	Industrial	Consolidated
United States	$245,347	$48,600	$293,947	$386,136	$53,380	$439,516
Germany	5,348	40,753	46,101	18,319	50,943	69,262
Europe, excluding Germany	17,675	49,500	67,175	42,849	66,936	109,785
China	9,018	47,592	56,610	11,506	40,119	51,625
Asia, excluding China	4,438	24,934	29,372	7,402	33,737	41,139
Other countries	24,668	5,953	30,621	32,563	8,115	40,678
Total net sales	$306,494	$217,332	$523,826	$498,775	$253,230	$752,005

	Nine-Months Ended June 30, 2020			Nine-Months Ended June 30, 2019
	Aerospace	Industrial	Consolidated	Aerospace	Industrial	Consolidated
United States	$965,368	$152,600	$1,117,968	$1,024,644	$156,836	$1,181,480
Germany	43,737	145,132	188,869	56,136	178,032	234,168
Europe, excluding Germany	97,262	165,403	262,665	131,243	191,415	322,658
China	30,716	139,016	169,732	36,646	144,267	180,913
Asia, excluding China	22,001	86,514	108,515	29,560	94,470	124,030
Other countries	95,571	21,081	116,652	96,387	24,024	120,411
Total net sales	$1,254,655	$709,746	$1,964,401	$1,374,616	$789,044	$2,163,660

Note 4.  Earnings per share

Basic earnings per share is computed by dividing net earnings available to common stockholders by the weighted-average number of shares of common stock outstanding for the period.

Diluted earnings per share reflects the weighted-average number of shares outstanding after consideration of the dilutive effect of stock options and restricted stock.

The following is a reconciliation of net earnings to basic earnings per share and diluted earnings per share:

	Three-Months Ended June 30,		Nine-Months Ended June 30,
	2020	2019	2020	2019
Numerator:
Net earnings	$38,465	$66,107	$183,156	$192,806
Denominator:
Basic shares outstanding	62,309	61,941	62,188	61,977
Dilutive effect of stock options and restricted stock	1,118	2,692	2,085	2,460
Diluted shares outstanding	63,427	64,633	64,273	64,437
Income per common share:
Basic earnings per share	$0.62	$1.07	$2.95	$3.11
Diluted earnings per share	$0.61	$1.02	$2.85	$2.99

The following stock option grants were outstanding but were excluded from the computation of diluted earnings per share because their inclusion would have been anti-dilutive.

	Three-Months Ended June 30,		Nine-Months Ended June 30,
	2020	2019	2020	2019
Options	2,357	39	670	19
Weighted-average option price	$83.75	$97.13	$104.48	$97.13

The weighted-average shares of common stock outstanding for basic and diluted earnings per share included the weighted-average treasury stock shares held for deferred compensation obligations of the following:

	Three-Months Ended June 30,		Nine-Months Ended June 30,
	2020	2019	2020	2019
Weighted-average treasury stock shares held for deferred compensation obligations	214	208	213	207

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

ROU assets and lease liabilities are recognized at the lease commencement date based on the estimated present value of the remaining fixed lease payments over the lease term.  In determining the estimated present value of lease payments, Woodward discounts the fixed lease payments using the rate implicit in the agreement or, if the implicit rate is not known, using the incremental borrowing rate.  As of June 30, 2020, none of Woodward’s leases have been discounted using the implicit rate as it could not be readily determined.  Woodward’s incremental borrowing rate is based on the information available at the lease commencement date, with consideration given to Woodward’s recent debt issuances as well as publicly available data for instruments with similar characteristics.

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

None of Woodward’s lease agreements contain significant residual value guarantees, restrictions, or covenants.  As of June 30, 2020, Woodward has not entered into any lease arrangements that have not yet commenced but would create significant rights and obligations.  Woodward does not have any lease transactions between related parties.

Lease-related assets and liabilities follows:

	Classification on the Condensed Consolidated Balance Sheets	June 30, 2020
Assets:
Operating lease assets	Other assets	$19,687
Finance lease assets	Property, plant and equipment, net	1,338
Total lease assets		21,025

Current liabilities:
Operating lease liabilities	Accrued liabilities	4,648
Finance lease liabilities	Current portion of long-term debt	1,643
Noncurrent liabilities:
Operating lease liabilities	Other liabilities	15,143
Finance lease liabilities	Long-term debt, less current portion	1,575
Total lease liabilities		$23,009

In the first quarter of fiscal year 2020, Woodward determined that the approved plan to divest of the renewable power systems portfolio (as described more fully in Note 10, Sale of businesses, and defined therein as the “disposal group”) represented a triggering event requiring the long-lived assets attributable to the disposal group be assessed for impairment.  Given the facts and circumstances at that time, Woodward determined that the remaining value of the ROU assets of the disposal group were not recoverable and a $639 non-cash impairment charge was recorded during the nine-months ended June 30, 2020.

Supplemental lease-related information follows:

June 30, 2020
Weighted average remaining lease term
Operating leases	5.8 years
Finance leases	2.2 years
Weighted average discount rate
Operating leases	3.2%
Finance leases	3.0%

Lease-related expenses for the three and nine-months ended June 30, 2020 were as follows:

	Three-Months Ended	Nine-Months Ended
	June 30, 2020	June 30, 2020
Operating lease expense	$1,511	$4,562
Amortization of financing lease assets	110	358
Interest on financing lease liabilities	25	65
Variable lease expense	192	787
Short-term lease expense	63	400
Sublease income[1]	(236)	(561)
Total lease expense	$1,665	$5,611

(1)	Relates to two separate subleases Woodward has entered into for a leased manufacturing building in Niles, Illinois.

Lease-related supplemental cash flow information for the nine-months ended June 30, 2020 follows:

Nine-Months Ended
June 30, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$3,622
Operating cash flows for finance leases	65
Financing cash flows for finance leases	1,187
Right-of-use assets obtained in exchange for recorded lease obligations:
Operating leases	4,825
Finance leases	1,243

Maturities of lease liabilities as of June 30, 2020 follows:

Year Ending September 30:	Operating Leases	Finance Leases
2020 (remaining)	2,239	436
2021	4,847	1,690
2022	3,733	738
2023	3,008	325
2024	2,394	137
Thereafter	6,278	—
Total lease payments	22,499	3,326
Less: imputed interest	(2,709)	(107)
Total lease obligations	$19,790	$3,219

Comparable future minimum rental payment under operating and finance leases that have initial or remaining non-cancelable lease terms in excess of one year as previously disclosed under ASC 840 as of September 30, 2019 follows:

Year Ending September 30:	Operating Leases	Finance Leases
2020 (full twelve months)	$6,667	$213
2021	5,119	98
2022	3,823	33
2023	2,899	3
2024	2,378	—
Thereafter	6,033	—
Total minimum lease payments under ASC 840	$26,919	$347

In the three and nine-months ended June 30, 2019, total rental payments charged to expense for operating leases under ASC 840 were $2,148 and $6,968, respectively.

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

Woodward has assessed its manufacturing contracts and concluded that certain of the contracts for the manufacture of customer products met the criteria to be considered a leasing arrangement (“embedded leases”) with Woodward as the lessor.  The specific manufacturing contracts that met the criteria were those that utilized Woodward property, plant and equipment and which is substantially (more than 90%) dedicated to the manufacturing of the product(s) for a single customer. Woodward has dedicated manufacturing lines with three of its customers representing embedded leases, all of which qualified as operating leases with undefined quantities of future customer purchase commitments.  Woodward’s customers for which embedded lessor arrangements have been identified do not have contractual long-term commitments to purchase specified quantities of related products or services from Woodward, although Woodward expects to continue selling to such customers into the future and is presently unaware of any economic penalties, or other factors, which would further define a lease term on such arrangements.  Although Woodward expects to allocate some portion of future net sales to these customers to embedded lessor arrangements, it cannot provide expected future undiscounted lease payments from property, plant and equipment leased to customers as of June 30, 2020.  If in the future customers reduce purchases of related products from Woodward, the Company believes it will derive additional value from the underlying equipment by repurposing its use to support other customer arrangements.  Woodward will continue to assess its future manufacturing contracts and monitor its current manufacturing contracts for changes which may trigger additional embedded leases under ASC 842.

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

Woodward recognizes revenue from the embedded lessor arrangements based on the value of the underlying dedicated property, plant, and equipment.  There are no fixed payments that the customers under the embedded lessor arrangements are obligated to pay.  Therefore, all the customer payments under the embedded lessor arrangements are considered variable with the associated leasing revenue recognized when the revenue from underlying product sale related to variable lease payment is recognized.  Revenue from contracts with customers that included embedded operating leases, which is included in “Net sales” at the Condensed Consolidated Statements of Earnings, was $1,638 for the three-months ended June 30, 2020 and $4,763 for the nine-months ended June 30, 2020.

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

The carrying amount of property, plant and equipment leased to others through embedded leasing arrangements, included in “Property, plant and equipment, net” at the Condensed Consolidated Balance Sheets, follows:

June 30, 2020
Property, plant and equipment leased to others through embedded leasing arrangements	$69,957
Less accumulated depreciation	27,917
Property, plant and equipment leased to others through embedded leasing arrangements, net	$42,040

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

Unamortized deferred revenue from material rights in connection with the JV formation included:

	June 30, 2020	September 30, 2019
Accrued liabilities	$3,866	$8,317
Other liabilities	235,602	230,588

Amortization of the deferred revenue (material right) recognized as an increase to sales was $802 for the three-months and $4,331 for the nine-months ended June 30, 2020, and $2,013 for the three-months and $5,712 for the nine-months ended June 30, 2019.

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

Other income related to Woodward’s equity interest in the earnings of the JV was as follows:

	Three-Months Ended June 30,		Nine-Months Ended June 30,
	2020	2019	2020	2019
Other income	$931	$3,290	$8,824	$7,761

Cash distributions to Woodward from the JV, recognized in Net cash provided by operating activities on the Consolidated Statements of Cash Flows, from the JV include:

	Three-Months Ended June 30,		Nine-Months Ended June 30,
	2020	2019	2020	2019
Cash distributions	$4,000	$4,500	$7,000	$12,000

Net sales to the JV were as follows:

	Three-Months Ended June 30,		Nine-Months Ended June 30,
	2020	2019	2020	2019
Net sales[1]	$7,026	$18,049	$38,511	$45,176

(1)

Net sales include a reduction of $2,292 for the three-months and $19,305 for the nine-months ended June 30, 2020 related to royalties owed to the JV by Woodward on sales by Woodward directly to third party aftermarket customers, compared to a reduction to sales of $6,897 for the three-months and $25,148 for the nine-months ended June 30, 2019.

The Condensed Consolidated Balance Sheets include “Accounts receivable” related to amounts the JV owed Woodward, “Accounts payable” related to amounts Woodward owed the JV, and “Other assets” related to Woodward’s net investment in the JV, as follows:

	June 30, 2020	September 30, 2019
Accounts receivable	$4,354	$5,906
Accounts payable	1,240	4,270
Other assets	9,367	7,543

Woodward records in “Other liabilities” amounts invoiced to the JV for support of the JV’s engineering and development projects as an increase to contract liabilities, and records in “Other assets” related incurred expenditures as costs to fulfill a contract.  Woodward’s contract liabilities classified as “Other liabilities” included amounts invoiced to the JV as of June 30, 2020 of $68,735 compared to $69,079 as of fiscal year ended September 30, 2019.  Woodward’s costs to fulfill a contract included in “Other assets” related to JV activities were $68,735 as of June 30, 2020 and $69,079 as of fiscal year ended September 30, 2019. In the three and nine-months ended June 30, 2020, Woodward recognized a $6,207 reduction in both the contract liability in “Other liabilities” and costs to fulfill and contract in “Other assets” related to the termination of a JV engineering and development project previously recognized as a material right, compared to $2,774 in the three and nine-months ended June 30, 2019.

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

	At June 30, 2020				At September 30, 2019
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Financial assets:
Cash	$52,577	$—	$—	$52,577	$52,971	$—	$—	$52,971
Investments in reverse repurchase agreements	—	—	—	—	886	—	—	886
Investments in term deposits with foreign banks	48,786	—	—	48,786	45,216	—	—	45,216
Equity securities	23,939	—	—	23,939	20,504	—	—	20,504
Cross-currency interest rate swaps	—	—	—	—	—	24,758	—	24,758
Total financial assets	$125,302	$—	$—	$125,302	$119,577	$24,758	$—	$144,335

Financial liabilities:
Cross-currency interest rate swaps	$—	$25,440	$—	$25,440	$—	$—	$—	$—
Total financial liabilities	$—	$25,440	$—	$25,440	$—	$—	$—	$—

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

Cross-currency interest rate swaps:  Woodward holds cross-currency interest rate swaps, which are accounted for at fair value.  In the Condensed Consolidated Balance Sheets, the swaps in an asset position are included in “Other assets,” and swaps in a liability position are included in “Other liabilities”.  The fair values of Woodward’s cross-currency interest rate swaps are determined using a market approach that is based on observable inputs other than quoted market prices, including contract terms, interest rates, currency rates, and other market factors.  As of June 30, 2020, swaps in a liability position in the amount of $25,440 were included in “Other liabilities”, while swaps in an asset position of $24,758 were included in “Other assets” as of September 30, 2019.

Trade accounts receivable, accounts payable, and short-term borrowings are not remeasured to fair value, as the carrying cost of each approximates its respective fair value.  The estimated fair values and carrying costs of other financial instruments that are not required to be remeasured at fair value in the Condensed Consolidated Balance Sheets were as follows:

		At June 30, 2020		At September 30, 2019
	Fair Value Hierarchy Level	Estimated Fair Value	Carrying Cost	Estimated Fair Value	Carrying Cost
Assets:
Notes receivable from municipalities	2	$13,291	$12,238	$13,100	$12,346
Note receivable from sale of disposal group	2	6,317	6,015	—	—
Investments in short-term time deposits	2	13,275	13,316	13,468	13,509
Liabilities:
Long-term debt	2	$923,159	$833,036	$928,618	$867,377

In connection with certain economic incentives related to Woodward’s development of a second campus in the greater-Rockford, Illinois area for its Aerospace segment and Woodward’s development of a new campus at its corporate headquarters in Fort Collins, Colorado, Woodward received long-term notes from municipalities within the states of Illinois and Colorado.  The fair value of the long-term notes was estimated based on a model that discounted future principal and interest payments received at an interest rate available to Woodward at the end of the period for similarly rated municipal notes of similar maturity, which is a level 2 input as defined by the U.S. GAAP fair value hierarchy.  The interest rates used to estimate the fair value of the long-term notes were 1.2% at June 30, 2020 and 1.7% at September 30, 2019.

In connection with the sale of the disposal group (See Note 10, Sale of businesses), Woodward received a long-term promissory note from the buyer for deferral of a portion of the purchase price.  The fair value of the long-term note was estimated based on a model that discounted future principal and interest payments received at an interest rate available to  Woodward at the end of the period for similarly rated promissory notes of similar maturity, which is a level 2 input as defined by the U.S. GAAP fair value hierarchy.  The interest rate used to estimate the fair value of the long-term note was 3.1% at June 30, 2020.

From time to time, certain of Woodward’s foreign subsidiaries will invest excess cash in short-term time deposits with a fixed maturity date of longer than three months but less than one year from the date of the deposit.  Woodward believes that the investments are with creditworthy financial institutions. The fair value of the investments in short-term time deposits was estimated based on a model that discounted future principal and interest payments to be received at an interest rate available to the foreign subsidiary entering into the investment for similar short-term time deposits of similar maturity.  This was determined to be a level 2 input as defined by the U.S. GAAP fair value hierarchy.  The interest rates used to estimate the fair value of the short-term time deposits were 4.4% at June 30, 2020 and 5.7% at September 30, 2019.

The fair value of long-term debt was estimated based on a model that discounted future principal and interest payments at interest rates available to the Woodward at the end of the period for similar debt of the same maturity, which is a level 2 input as defined by the U.S. GAAP fair value hierarchy.  The weighted-average interest rate used to estimate the fair value of long-term debt was 1.7% at June 30, 2020 and 2.5% at September 30, 2019.

Note 8.  Derivative instruments and hedging activities

Derivative instruments not designated or qualifying as hedging instruments

In May 2018, Woodward entered into cross-currency interest rate swap agreements that synthetically converted $167,420 of floating-rate debt under Woodward’s then existing revolving credit agreement to Euro denominated floating-rate debt in conjunction with the L’Orange acquisition (the “Floating-Rate Cross-Currency Swap”). Also in May 2018, Woodward entered into cross-currency interest rate swap agreements that synthetically converted an aggregate principal amount of $400,000 of fixed-rate debt associated with the 2018 Note Purchase Agreement (as defined in Note 15, Credit facilities short-term borrowings and long-term debt) to Euro denominated fixed-rate debt (the “Fixed-Rate Cross-Currency Swaps”). The cross-currency interest rate swaps, which effectively reduce the interest rate on the underlying fixed and floating-rate debt under the 2018 Notes (as defined in Note 15, Credit facilities short-term borrowings and long-term debt) and Woodward’s then existing revolving credit agreement, respectively, is recorded as a reduction to “Interest expense” in Woodward’s Condensed Consolidated Statements of Earnings.

In May 2020, as a result of the COVID-19 pandemic and uncertainties in future cash flows, Woodward terminated the Floating-Rate Cross-Currency Swap and Fixed-Rate Cross-Currency Swaps.  At the date of settlement, the total notional value of the Floating-Rate Cross-Currency Swap and Fixed-Rate Cross-Currency Swaps was $108,823 and $400,000, respectively.  Woodward received net cash proceeds of $59,571, which includes $58,191 related to the fair value of the derivative assets and $4,380 of net accrued interest, less payment of $3,000 for fees to terminate the swap agreements.  The proceeds received for the fair value of the instruments is recorded in “Other”, while net accrued interest is recorded in “Other” and “Accrued liabilities”, respectively, in cash flows provided by operating activities of Woodward’s Condensed Consolidated Statements of Cash Flows.  The fees to terminate the swap agreements were recorded as incurred and presented in the line item “Selling, general and administrative” expenses in Woodward’s Condensed Consolidated Statements of Earnings.

Upon termination and settlement of the instruments, Woodward entered into a new floating-rate cross-currency interest rate swap (the “2020 Floating-Rate Cross-Currency Swap”), with a notional value of $45,000, and five fixed-rate cross-currency interest rate swap agreements (the “2020 Fixed-Rate Cross-Currency Swaps”), with an aggregate notional value of $400,000, which effectively reduce the interest rates on the underlying fixed and floating-rate debt under the 2018 Notes and Woodward’s existing revolving credit agreement, respectively.  The net interest income of the cross-currency interest rate swaps is recorded as a reduction to “Interest expense” in Woodward’s Condensed Consolidated Statements of Earnings.  As of June 30, 2020, the total notional value of the 2020 Floating-Rate Cross-Currency Swap and 2020 Fixed-Rate Cross-Currency Swaps was $45,000 and $400,000, respectively.  See Note 7, Financial Instruments and fair value measurements, for the related fair value of the derivative instruments as of June 30, 2020.

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

In May 2020, Woodward settled the Euro denominated intercompany loan receivable with identical terms and notional value to the Floating-Rate Cross-Currency Swap and reciprocal intercompany cross-currency interest rate swap.  The fair value hedge designated on these instruments was discontinued at the date of settlement and resulted in a reclassification of $1,719 of previously unrecognized losses from accumulated OCI into earnings.  The loss on discontinuation of the fair value hedging relationship is recognized in “Gain on cross-currency interest rate swaps, net” in Woodward’s Condensed Consolidated Statements of Earnings.

Concurrent with settlement of the Floating-Rate Cross-Currency Swap and discontinuation of the previous fair value hedging relationship, a US dollar denominated intercompany loan payable with identical terms and notional value as the 2020 Floating-Rate Cross-Currency Swap, together with a reciprocal intercompany floating-rate cross-currency interest rate swap, was entered into by Woodward Barbados Euro Financing SRL (“Euro Barbados”), a wholly owned subsidiary of Woodward.  The US dollar denominated intercompany loan and reciprocal intercompany floating-rate cross-currency interest rate swap is designated as a fair value hedge under the criteria prescribed in ASC 815.  The objective of the derivative instrument is to hedge against the foreign currency exchange risk attributable to the spot remeasurement of the US dollar denominated intercompany loan, as Euro Barbados maintains a Euro functional currency.

For each floating-rate intercompany cross-currency interest rate swap, only the change in the fair value related to the cross-currency basis spread, or excluded component, of the derivative instrument is recognized in accumulated OCI.  The remaining change in the fair value of the derivative instrument is recognized in foreign currency transaction gain or loss included in “Selling, general and administrative costs” in Woodward’s Condensed Consolidated Statements of Earnings.  The change in the fair value of the derivative instrument in foreign currency transaction gain or loss offsets the change in the spot remeasurement of the intercompany Euro and US dollar denominated loans.  Hedge effectiveness is assessed based on the fair value changes of the derivative instrument, after excluding any fair value changes related to the cross-currency basis spread.  The initial cost of the cross-currency basis spread is recorded in earnings each period through the swap accrual process.  There are no credit-risk-related contingent features associated with the intercompany floating-rate cross-currency interest rate swap.

Derivative instruments in cash flow hedging relationships

In conjunction with the entry into the Fixed-Rate Cross-Currency Swaps, five corresponding intercompany loans receivable, with identical terms and amounts of each tranche of the underlying aggregate principal amount of $400,000 of fixed-rate debt, and reciprocal cross-currency interest rate swaps were entered into by Barbados, which are designated as cash flow hedges under the criteria prescribed in ASC 815.  The objective of these derivative instruments is to hedge the risk of variability in cash flows attributable to the foreign currency exchange risk of cash flows for future principal and interest payments associated with the Euro denominated intercompany loans over a fifteen -year period.

In May 2020, Woodward settled the Euro denominated intercompany loans receivable with identical terms and notional value to the Fixed-Rate Cross-Currency Swaps and reciprocal cross-currency interest rate swaps.  The cash flow hedges designated on these instruments were discontinued at the date of settlement and resulted in a reclassification of $32,200 of previously unrecognized gains from accumulated OCI into earnings.  The gain on discontinuation of the cash flow hedging relationships is recognized in “Gain on cross-currency interest rate swaps, net” in Woodward’s Condensed Consolidated Statements of Earnings.

Concurrent with settlement of the Fixed-Rate Cross-Currency Swaps and the discontinuation of the previous cash flow hedging relationships, five corresponding US dollar intercompany loans payable, with identical terms and notional values of each tranche of the 2020 Fixed-Rate Cross-Currency Swaps, together with reciprocal fixed-rate intercompany cross-currency interest rate swaps were entered into by Euro Barbados, which are designated as cash flow hedges under the criteria prescribed in ASC 815.  The objective of these derivative instruments is to hedge the risk of variability in cash flows attributable to the foreign currency exchange risk of cash flows for future principal and interest payments associated with the US dollar denominated intercompany loans over a thirteen-year period, as Euro Barbados maintains a Euro functional currency.

For each of the fixed-rate intercompany cross-currency interest rate swaps, changes in the fair values of the derivative instruments are recognized in accumulated OCI and reclassified to foreign currency transaction gain or loss included in “Selling, general and administrative costs” in Woodward’s Condensed Consolidated Statements of Earnings.  Reclassifications out of accumulated OCI of the change in fair value occur each reporting period based upon changes in the spot rate remeasurement of the Euro and US dollar denominated intercompany loans, including associated interest.  Hedge effectiveness is assessed based on the fair value changes of the derivative instruments and such hedges are deemed to be highly effective in offsetting exposure to variability in foreign exchange rates.  There are no credit-risk-related contingent features associated with these fixed-rate cross-currency interest rate swaps.

Derivatives instruments in net investment hedging relationships

On September 23, 2016, Woodward and Woodward International Holding B.V., a wholly owned subsidiary of Woodward organized under the laws of The Netherlands (the “BV Subsidiary”), each entered into a note purchase agreement (the “2016 Note Purchase Agreement”) relating to the sale by Woodward and the BV Subsidiary of an aggregate principal amount of €160,000 of senior unsecured notes in a series of private placement transactions.  Woodward issued €40,000 aggregate principal amount of Woodward’s Series M Senior Notes due September 23, 2026 (the “Series M Notes”).  Woodward designated the Series M Notes as a hedge of a foreign currency exposure of Woodward’s net investment in its Euro denominated functional currency subsidiaries.  Related to the Series M Notes, included in foreign currency translation adjustments within total comprehensive (losses) earnings are net foreign exchange losses of $792 for the three-months and $1,187 for the nine-months ended June 30, 2020, compared to net foreign exchange losses of $598 for the three-months and net foreign exchange gains of $976 for the nine-months ended June 30, 2019.

Impact of derivative instruments designated as qualifying hedging instruments

The following table discloses the impact of derivative instruments designated as qualifying hedging instruments on Woodward’s Condensed Consolidated Statements of Earnings:

		Three-Months Ended
		June 30, 2020
Derivatives in:	Location	Amount of (Income) Expense Recognized in Earnings on Derivative	Amount of (Gain) Loss Recognized in Accumulated OCI on Derivative	Amount of (Gain) Loss Reclassified from Accumulated OCI into Earnings
Cross-currency interest rate swap agreement designated as fair value hedges	Selling, general and administrative expenses	$2,254	$718	$2,254
Cross-currency interest rate swap agreements designated as cash flow hedges	Selling, general and administrative expenses	(24,885)	25,293	(24,885)
Treasury lock agreement designated as cash flow hedge	Interest expense	(18)	—	(18)
		$(22,649)	$26,011	$(22,649)

		Three-Months Ended
		June 30, 2019
Derivatives in:	Location	Amount of (Income) Expense Recognized in Earnings on Derivative	Amount of (Gain) Loss Recognized in Accumulated OCI on Derivative	Amount of (Gain) Loss Reclassified from Accumulated OCI into Earnings
Cross-currency interest rate swap agreement designated as fair value hedges	Selling, general and administrative expenses	$1,340	$2,315	$1,664
Cross-currency interest rate swap agreements designated as cash flow hedges	Selling, general and administrative expenses	5,244	4,990	5,244
Treasury lock agreement designated as cash flow hedge	Interest expense	(18)	—	(18)
		$6,566	$7,305	$6,890

		Nine-Months Ended
		June 30, 2020
Derivatives in:	Location	Amount of (Income) Expense Recognized in Earnings on Derivative	Amount of (Gain) Loss Recognized in Accumulated OCI on Derivative	Amount of (Gain) Loss Reclassified from Accumulated OCI into Earnings
Cross-currency interest rate swap agreement designated as fair value hedges	Selling, general and administrative expenses	$2,487	$2,793	$3,291
Cross-currency interest rate swap agreements designated as cash flow hedges	Selling, general and administrative expenses	(21,492)	(10,786)	(21,492)
Treasury lock agreement designated as cash flow hedge	Interest expense	(54)	—	(54)
		$(19,059)	$(7,993)	$(18,255)

		Nine-Months Ended
		June 30, 2019
Derivatives in:	Location	Amount of (Income) Expense Recognized in Earnings on Derivative	Amount of (Gain) Loss Recognized in Accumulated OCI on Derivative	Amount of (Gain) Loss Reclassified from Accumulated OCI into Earnings
Cross-currency interest rate swap agreement designated as fair value hedges	Selling, general and administrative expenses	$(4,082)	$(3,220)	$(3,471)
Cross-currency interest rate swap agreements designated as cash flow hedges	Selling, general and administrative expenses	(8,306)	(17,647)	(8,306)
Treasury lock agreement designated as cash flow hedge	Interest expense	(54)	—	(54)
		$(12,442)	$(20,867)	$(11,831)

The remaining unrecognized gains and losses in Woodward’s Condensed Consolidated Balance Sheets associated with derivative instruments that were previously entered into by Woodward, which are classified in accumulated OCI, were net losses of $15,230 as of June 30, 2020 and $5,004 as of September 30, 2019.

Note 9.  Supplemental statement of cash flows information

	Nine-Months Ended June 30,
	2020	2019
Interest paid, net of amounts capitalized	$24,323	$36,018
Income taxes paid	79,353	56,210
Income tax refunds received	15,123	1,453
Non-cash activities:
Purchases of property, plant and equipment on account	2,230	4,423
Impact of the adoption of ASC 606	—	38,700
Impact of the adoption of ASC 842 (Note 5)	255	—
Impact of the adoption of ASU 2016-16	—	1,005
Common shares issued from treasury to settle benefit obligations (Note 21)	14,748	14,846
Purchases of treasury stock on account	—	4,204

Note 10. Sale of businesses

In the first quarter of fiscal year 2020, Woodward’s board of directors (“the Board”) approved a plan to divest Woodward’s renewable power systems business, protective relays business, and other businesses within the Company’s Industrial segment (collectively, the “disposal group”).

Woodward determined that the approved plan to divest the disposal group represented a triggering event requiring (i) the net assets of the disposal group to be classified as held for sale and (ii) the long-lived assets attributable to the disposal group be assessed for impairment.  Given the facts and circumstances at that time, Woodward determined that the value of the long-lived assets of the disposal group, including goodwill, intangible assets, ROU assets and property, plant, and equipment, were not recoverable and a $22,900 non-cash impairment charge was recorded during the nine-months ended June 30, 2020.  The non-cash impairment charge removed all the goodwill, intangible assets, ROU assets and property, plant, and equipment associated with the disposal group from the Condensed Consolidated Balance Sheets as of June 30, 2020.

Further, on the approval of the divestiture plan and subsequent marketing of the disposal group, Woodward determined that based on the current market conditions, the carrying value of the disposal group’s remaining held for sale net assets exceeded the fair value.  As a result, Woodward recorded a valuation allowance to reduce the carrying value of the net assets of the disposal group to their fair value. The non-cash impairment charge associated with the long-lived assets, and related valuation allowance for the other remaining net assets attributable to the disposal group, resulted in a total impairment charge of $37,902.

In determining the amount by which the carrying value of the disposal group’s remaining net assets exceeded their fair value, Woodward considered primarily the market value of the assets held for sale based on negotiations it had entered into with affiliates of the AURELIUS Group for the sale of the majority of the disposal group.  On January 31, 2020, Woodward entered into a definitive agreement to sell the majority of the disposal group to affiliates of the AURELIUS Group for $23,400, subject to customary purchase price adjustments, consisting of cash and a $6,000 promissory note.  The assets were primarily located in Germany, Poland and Bulgaria and accounted for approximately $80,000 of sales in fiscal year 2019.  The valuation reserve recorded to reduce the carrying value of the net assets held for sale was based on the estimated selling price pursuant to the definitive agreement reduced by the estimated working capital adjustments, transaction costs, and anticipated losses on assets held for sale that were not included in the disposal group to be sold to the AURELIUS Group.

During the third quarter of fiscal year 2020, Woodward recognized an additional loss on sale of the disposal group of $2,540 as a result of working capital adjustments realized upon closing of the sale.  The loss on sale of the disposal group is recorded in the line item “Other (income) expense, net” in the Condensed Consolidated Statements of Earnings.

The transactions consummating the sale of the disposal group were completed on April 30, 2020.  The carrying value of the assets and liabilities sold were as follows:

June 30, 2020
Assets:
Accounts receivable	$17,637
Inventories	441
Other current assets	796
Other assets	51
Total assets	18,925

Liabilities:
Accounts payable	7,633
Accrued liabilities	2,998
Other liabilities	450
Total liabilities	$11,081

Note 11.  Inventories

	June 30,	September 30,
	2020	2019
Raw materials	$139,440	$134,878
Work in progress	107,904	133,885
Component parts(1)	297,263	287,128
Finished goods	87,642	59,051
Customer supplied inventory	17,799	13,396
On-hand inventory for which control has transferred to the customer	(144,105)	(111,502)
	$505,943	$516,836

(1)	Component parts include items that can be sold separately as finished goods or included in the manufacture of other products.

Note 12.  Property, plant, and equipment

	June 30,	September 30,
	2020	2019
Land and land improvements	$89,379	$94,976
Buildings and building improvements	577,538	587,541
Leasehold improvements	18,029	17,446
Machinery and production equipment	753,709	731,159
Computer equipment and software	122,434	124,201
Office furniture and equipment	40,723	39,934
Other	19,479	19,346
Construction in progress	42,449	57,624
	1,663,740	1,672,227
Less accumulated depreciation	(655,481)	(613,452)
Property, plant, and equipment, net	$1,008,259	$1,058,775

In the second quarter of fiscal year 2018, the Company announced its decision to relocate its Duarte, California operations to the Company’s newly renovated Drake Campus in Fort Collins, Colorado, and in fiscal year 2019, Woodward finalized the relocation.  On December 30, 2019 the Company closed on the sale of one of two parcels of real property at Woodward’s former Duarte operations and recorded a pre-tax gain on sale of assets of $13,522 (see Note 18, Other (income) expense, net).  The carrying value of the remaining parcel of Duarte real property is $2,520 as of June 30, 2020, all of which the Company has identified as an asset held for sale and is included in “Land and land improvements”.  The asset held for sale is included in unallocated corporate property, plant, and equipment.  Based on an existing real property purchase agreement and current market conditions, the Company expects to record an additional gain on the subsequent sale of the remaining parcel of real property, which is expected to close by September 30, 2020.  The Company assessed whether the decision to relocate from its Duarte facility could indicate a potential impairment of the assets at the Duarte facility and concluded that the assets were not impaired as of June 30, 2020 and September 30, 2019.

In the first quarter of fiscal year 2020, Woodward determined that the approved plan to divest of the disposal group (see Note 10, Sale of businesses) represented a triggering event requiring the long-lived assets attributable to the disposal group be assessed for impairment.  Given the facts and circumstances at that time, Woodward determined that the remaining value of the plant, property and equipment of the disposal group was not recoverable and a $13,421 non-cash impairment charge was recorded during the nine-months ended June 30, 2020.

For the three and nine-months ended June 30, 2020 and 2019, Woodward had depreciation expense as follows:

	Three-Months Ended		Nine-Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Depreciation expense	$22,378	$21,665	$68,101	$62,998

Note 13.  Goodwill

	September 30, 2019	Impairment Charges	Effects of Foreign Currency Translation	June 30, 2020
Aerospace	$455,423	$—	$—	$455,423
Industrial	342,430	(8,640)	7,159	340,949
Consolidated	$797,853	$(8,640)	$7,159	$796,372

Woodward tests goodwill for impairment during the fourth quarter of each fiscal year, and at any time there is an indication goodwill is more-likely-than-not impaired, commonly referred to as triggering events.  Woodward’s fourth quarter of fiscal year 2019 impairment test resulted in no impairment.

In the first quarter of fiscal year 2020, Woodward determined that the approved plan to divest of the disposal group (see Note 10, Sale of businesses) represented a triggering event requiring the long-lived assets attributable to the disposal group be assessed for impairment.  Given the facts and circumstances at the time, Woodward determined that the remaining value of the goodwill of the disposal group was not recoverable and an $8,640 non-cash impairment charge was recorded during the nine-months ended June 30, 2020.

During the second and third quarters of fiscal year 2020, Woodward determined the economic uncertainty and global disruption caused by the COVID-19 pandemic will significantly impact future sales of all business units.  Management concluded the overall economic disruption triggered by the COVID-19 pandemic generated a series of factors to consider relative to possible triggering events.  However, management further concluded these factors do not individually or collectively represent triggering events that would indicate it was more likely than not that the fair value of a reporting unit is below its carrying amount as of June 30, 2020.  Woodward will continue to monitor the impacts of the COVID-19 pandemic on earnings that may impact the carrying value of goodwill and long-lived assets in future periods.

Note 14.  Intangible assets, net

	June 30, 2020			September 30, 2019
	Gross Carrying Value	Accumulated Amortization	Net Carrying Amount	Gross Carrying Value	Accumulated Amortization	Net Carrying Amount
Intangible assets with finite lives:
Customer relationships and contracts:
Aerospace	$281,683	$(192,890)	$88,793	$281,683	$(181,995)	$99,688
Industrial	412,644	(51,883)	360,761	407,683	(43,986)	363,697
Total	$694,327	$(244,773)	$449,554	$689,366	$(225,981)	$463,385

Intellectual property:
Aerospace	$—	$—	$—	$—	$—	$—
Industrial	15,750	(15,565)	185	19,201	(18,705)	496
Total	$15,750	$(15,565)	$185	$19,201	$(18,705)	$496

Process technology:
Aerospace	$76,371	$(62,946)	$13,425	$76,371	$(59,913)	$16,458
Industrial	87,733	(20,992)	66,741	92,820	(24,926)	67,894
Total	$164,104	$(83,938)	$80,166	$169,191	$(84,839)	$84,352

Backlog:
Aerospace	$—	$—	$—	$—	$—	$—
Industrial	41,590	(41,590)	—	40,500	(40,500)	—
Total	$41,590	$(41,590)	$—	$40,500	$(40,500)	$—

Other intangibles:
Aerospace	$—	$—	$—	$—	$—	$—
Industrial	225	(156)	69	1,541	(1,249)	292
Total	$225	$(156)	$69	$1,541	$(1,249)	$292

Intangible asset with indefinite life:
Tradename:
Aerospace	$—	$—	$—	$—	$—	$—
Industrial	65,184	—	65,184	63,467	—	63,467
Total	$65,184	$—	$65,184	$63,467	$—	$63,467

Total intangibles:
Aerospace	$358,054	$(255,836)	$102,218	$358,054	$(241,908)	$116,146
Industrial	623,126	(130,186)	492,940	625,212	(129,366)	495,846
Consolidated Total	$981,180	$(386,022)	$595,158	$983,266	$(371,274)	$611,992

Woodward tests the indefinite lived tradename intangible asset for impairment during the fourth quarter of each fiscal year, or at any time there is an indication the indefinite lived tradename intangible asset is more-likely-than-not impaired, commonly referred to as triggering events.

In the first quarter of fiscal year 2020, Woodward determined that the approved plan to divest of the disposal group (see Note 10, Sale of businesses) represented a triggering event requiring the long-lived assets attributable to the disposal group be assessed for impairment.  Given the facts and circumstances at that time, Woodward determined that the remaining value of the intangible assets of the disposal group was not recoverable and a $200 non-cash impairment charge was recorded for the nine-months ended June 30, 2020.

For the three and nine-months ended June 30, 2020 and 2019, Woodward recorded amortization expense associated with intangibles of the following:

	Three-Months Ended		Nine-Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Amortization expense	$9,728	$11,305	$29,481	$45,470

Future amortization expense associated with intangibles is expected to be:

Year Ending September 30:
2020 (remaining)	$9,788
2021	40,084
2022	37,975
2023	36,923
2024	33,146
Thereafter	372,058
$529,974

Note 15.  Credit facilities, short-term borrowings and long-term debt

Revolving credit facility

Woodward maintains a $1,000,000 revolving credit facility established under a revolving credit agreement among Woodward, a syndicate of lenders and Wells Fargo Bank, National Association, as administrative agent (the “Revolving Credit Agreement”).  The Revolving Credit Agreement provides for the option to increase available borrowings up to $1,500,000, subject to lenders’ participation.  Borrowings under the Revolving Credit Agreement can be made by Woodward and certain of its foreign subsidiaries in U.S. dollars or in foreign currencies other than the U.S. dollar and generally bear interest at LIBOR plus 0.875% to 1.75%.  The Revolving Credit Agreement matures on June 19, 2024.  Under the Revolving Credit Agreement, there were $98,639 in principal amount of borrowings outstanding as of June 30, 2020, at an effective interest rate of 1.28%, and $262,297 in principal amount of borrowings outstanding as of September 30, 2019, at an effective interest rate of 3.01%.  As of June 30, 2020, $98,639 of borrowings under the Revolving Credit Agreement were classified as short-term borrowings based on Woodward’s intent and ability to pay this amount in the next twelve months.  As of September 30, 2019, $220,000 of the borrowings under the Revolving Credit Agreement were classified as short-term borrowings.

Short-term borrowings

Woodward has other foreign lines of credit and foreign overdraft facilities at various financial institutions, which are generally reviewed annually for renewal and are subject to the usual terms and conditions applied by the financial institutions.  Pursuant to the terms of the related facility agreements, Woodward’s foreign performance guarantee facilities are limited in use to providing performance guarantees to third parties.  There were no borrowings outstanding on Woodward’s foreign lines of credit and foreign overdraft facilities as of both June 30, 2020 and September 30, 2019.

Long-term debt

	June 30,	September 30,
	2020	2019
Long-term portion of revolving credit facility - Floating rate (LIBOR plus 0.875% - 1.75%), due June 19, 2024; unsecured	$—	$42,297
Series G notes – 3.42%, due November 15, 2020; unsecured	50,000	50,000
Series H notes – 4.03%, due November 15, 2023; unsecured	25,000	25,000
Series I notes – 4.18%, due November 15, 2025; unsecured	25,000	25,000
Series J notes – Floating rate (LIBOR plus 1.25%), due November 15, 2020; unsecured	50,000	50,000
Series K notes – 4.03%, due November 15, 2023; unsecured	50,000	50,000
Series L notes – 4.18%, due November 15, 2025; unsecured	50,000	50,000
Series M notes – 1.12% due September 23, 2026; unsecured	44,955	43,770
Series N notes – 1.31% due September 23, 2028; unsecured	86,538	84,257
Series O notes – 1.57% due September 23, 2031; unsecured	48,326	47,053
Series P notes – 4.27% due May 30, 2025; unsecured	85,000	85,000
Series Q notes – 4.35% due May 30, 2027; unsecured	85,000	85,000
Series R notes – 4.41% due May 30, 2029; unsecured	75,000	75,000
Series S notes – 4.46% due May 30, 2030; unsecured	75,000	75,000
Series T notes – 4.61% due May 30, 2033; unsecured	80,000	80,000
Finance leases (Note 5)	3,218	—
Unamortized debt issuance costs	(2,229)	(2,478)
Total long-term debt	830,808	864,899
Less: Current portion of long-term debt	101,643	—
Long-term debt, less current portion	$729,165	$864,899

The Notes

On October 1, 2013, Woodward entered into a note purchase agreement relating to the sale by Woodward of an aggregate principal amount of $250,000 of its senior unsecured notes in a series of private placement transactions.  Woodward issued the Series G, H and I Notes (the “First Closing Notes”) on October 1, 2013.  Woodward issued the Series J, K and L Notes (the “Second Closing Notes” and together with the First Closing Notes, collectively the “USD Notes”) on November 15, 2013.  The current portion of long-term debt as of June 30, 2020 includes the aggregate principal amount of the Series G and Series J notes, both of which mature on November 15, 2020, and the current portion of finance lease liabilities.

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

Interest on the First Closing Notes, and the Series K and L Notes is payable semi-annually on April 1 and October 1 of each year until all principal is paid.  Interest on the Series F Notes is payable semi-annually on April 15 and October 15 of each year until all principal is paid.  Interest on the 2016 Notes is payable semi-annually on March 23 and September 23 of each year, until all principal is paid.  Interest on the Series J Notes is payable quarterly on January 1, April 1, July 1 and October 1 of each year until all principal is paid.  As of June 30, 2020, the Series J Notes bore interest at an effective rate of 1.63%.  Interest on the 2018 Notes is payable semi-annually on May 30 and November 30 of each year until all principal is paid.

Debt Issuance Costs

Unamortized debt issuance costs associated with the Notes of $2,229 as of June 30, 2020 and $2,478 as of September 30, 2019 were recorded as a reduction in “Long-term debt, less current portion” in the Condensed Consolidated Balance Sheets.  Unamortized debt issuance costs associated with Woodward’s existing and previous revolving credit agreements of $2,392 as of June 30, 2020 and $2,840 as of September 30, 2019 were recorded as “Other assets” in the Condensed Consolidated Balance Sheets.  Amortization of debt issuance costs is included in operating activities in the Condensed Consolidated Statements of Cash Flows.

Note 16.  Accrued liabilities

	June 30,	September 30,
	2020	2019
Salaries and other member benefits	$53,094	$115,649
Warranties	21,380	27,309
Interest payable	6,182	13,808
Accrued retirement benefits	3,617	3,587
Current portion of loss reserve on contractual lease commitments (1)	—	1,245
Restructuring charges	4,978	507
Taxes, other than income	16,001	15,708
Net current contract liabilities (Note 3)	30,222	27,891
Other	26,821	22,423
	$162,295	$228,127

(1)	See Note 17, Other liabilities, for more information on loss reserve on contractual lease commitments.

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

	Three-Months Ended June 30,		Nine-Months Ended June 30,
	2020	2019	2020	2019
Warranties, beginning of period	$21,770	$21,790	$27,309	$20,130
Impact from adoption of ASC 606	—	—	—	704
Expense, net of recoveries	2,407	4,268	6,189	10,035
Reductions for settlement of previous warranty liabilities	(2,874)	(3,315)	(12,328)	(7,864)
Foreign currency exchange rate changes	77	105	210	(157)
Warranties, end of period	$21,380	$22,848	$21,380	$22,848

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

During the third quarter of fiscal year 2020, the Company committed to a plan of termination (the “Termination Plan”) in response to the ongoing global economic challenges resulting from the COVID-19 pandemic and its impact on the Company’s business. The Termination Plan involved the termination and/or furlough of employees and contractors at certain of the Company’s operating facilities, primarily in the United States. As a result of the Termination Plan, the Company incurred $19,040 of restructuring charges related to employee severance and benefits costs as of June 30, 2020, with the majority of the cash expenditures being paid by June 30, 2020.  All of the restructuring charges recorded during the nine-months ended June 30, 2020 were recorded as nonsegment expenses.

The summary of activity in accrued restructuring charges during the nine-months ended June 30, 2020 and June 30, 2019 are as follows:

		Period Activity
	Balances as of October 1, 2019	Charges (reductions)	Cash receipts (payments)	Foreign currency exchange rate changes	Non-cash activity	Balances as of June 30, 2020
Workforce management costs associated with:
Duarte plant relocation	$440	$—	$(440)	$—	$—	$—
Industrial turbomachinery business realignment	67	—	(67)	—	—	—
COVID-19 pandemic	—	19,040	(14,052)	(10)	—	4,978
Total	$507	$19,040	$(14,559)	$(10)	$—	$4,978

		Period Activity
	Balances as of October 1, 2018	Charges (reductions)	Cash receipts (payments)	Foreign currency exchange rate changes	Non-cash activity	Balances as of June 30, 2019
Workforce management costs associated with:
Duarte plant relocation	$12,504	$—	$(7,908)	$—	$—	$4,596
Industrial turbomachinery business realignment	4,018	—	(3,251)	—	—	767
Total	$16,522	$—	$(11,159)	$—	$—	$5,363

Note 17.  Other liabilities

	June 30,	September 30,
	2020	2019
Net accrued retirement benefits, less amounts recognized within accrued liabilities	$113,568	$111,257
Total unrecognized tax benefits	12,373	10,644
Noncurrent income taxes payable	18,322	20,251
Deferred economic incentives (1)	9,352	11,535
Loss reserve on contractual lease commitments (2)	—	1,754
Net noncurrent contract liabilities (3)	356,175	337,165
Other	65,737	13,482
	$575,527	$506,088

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

(3)	See Note 3, Revenue, for more information on net noncurrent contract liabilities.

Note 18.  Other (income) expense, net

	Three-Months Ended		Nine-Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Equity interest in the earnings of the JV (Note 6)	$(931)	$(3,290)	$(8,824)	$(7,761)
Net (gain) loss on sales of assets and businesses(1)	2,545	680	(11,012)	880
Rent income	(520)	(44)	(1,095)	(188)
Net (gain) loss on investments in deferred compensation program	(3,456)	(894)	(1,680)	(821)
Other components of net periodic pension and other postretirement benefit, excluding service cost and interest expense	(2,911)	(3,245)	(8,884)	(9,739)
Other	(230)	(123)	(496)	(505)
	$(5,503)	$(6,916)	$(31,991)	$(18,134)
(1)

Included in net (gain) loss on sale of assets for the nine-months ended June 30, 2020 was the pre-tax gain on sale of Duarte real property in the amount of $13,522 recognized in the first quarter of fiscal year 2020 and a net loss on divestiture of the disposal group of $2,540 in the third quarter of fiscal year 2020.

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

The following table sets forth the tax expense and the effective tax rate for Woodward’s earnings before income taxes:

	Three-Months Ended		Nine-Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Earnings before income taxes	$45,016	$92,314	$213,763	$243,997
Income tax expense	6,551	26,207	30,607	51,191
Effective tax rate	14.6%	28.4%	14.3%	21.0%

The decrease in the effective tax rate for the three-months ended June 30, 2020, compared to the three-months ended June 30, 2019 is primarily attributable to (i) the additional income tax expense resulting from Transition Tax regulations issued by the IRS on June 14, 2019 which did not repeat in the current quarter and (ii) increased foreign earnings in a lower tax jurisdiction resulting from the net gain on the termination of the cross-currency interest rate swaps.  This decrease was partially offset by a reduction in certain state tax credits and a smaller favorable net excess income tax benefits from stock-based compensation.

The decrease in the effective tax rate for the nine-months ended June 30, 2020 compared to the nine-months ended June 30, 2019 is primarily attributable to (i) the additional income tax expense resulting from Transition Tax regulations issued by the IRS on June 14, 2019 which did not repeat in the current fiscal year (ii) increased foreign earnings in a lower tax jurisdiction resulting from the net gain on the termination of the cross-currency interest rate swaps, and (iii) the tax benefit associated with the impairment of assets sold.  This decrease was partially offset by a smaller favorable increase in the net excess income tax benefits from stock-based compensation.

Gross unrecognized tax benefits were $11,907 as of June 30, 2020, and $10,305 as of September 30, 2019.  At June 30, 2020, the amount of the liability for unrecognized tax benefits that, if recognized, would impact Woodward’s effective tax rate was $5,159.  At this time, Woodward does not believe it is reasonably possible that the liability for unrecognized tax benefits will decrease in the next twelve months.  Woodward accrues for potential interest and penalties related to unrecognized tax benefits and all other interest and penalties related to tax payments in tax expense.  Woodward had accrued gross interest and penalties of $605 as of June 30, 2020 and $437 as of September 30, 2019.

In March 2020, the U.S. Congress passed the “Coronavirus Aid, Relief, and. Economic Security Act” (the “CARES Act”).  The CARES Act provides relief from the certain economic impacts of COVID-19 to companies and individuals.  Non-income tax impacts of the CARES Act include (i) extension of payment deadliness for certain U.S. payroll taxes and (ii) tax credits for certain qualifying costs incurred by the Company in connection with certain facility closures due to COVID-19.  Non-income tax credits are generally recognized as a reduction to costs in the period in which the related costs the credits are intended to compensate are incurred.  The non-income tax impacts of the CARES Act were insignificant to the results of operations for the three and nine-months ended June 30, 2020.

Woodward’s tax returns are subject to audits by U.S. federal, state, and foreign tax authorities, and these audits are at various stages of completion at any given time.  Reviews of tax matters by authorities and lapses of the applicable statutes of limitation may result in changes to tax expense.  Woodward’s fiscal years remaining open to examination for U.S. Federal income taxes include fiscal years 2017 and thereafter.  Woodward is currently under examination by the Internal Revenue Service (“IRS”) for fiscal year 2017, which included a foreign tax credit carryback to fiscal year 2016.  Woodward’s fiscal years remaining open to examination for significant U.S. state income tax jurisdictions include fiscal years 2016 and thereafter.  Woodward’s fiscal years remaining open to examination in significant foreign jurisdictions include 2016 and thereafter.

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

The amount of expense associated with defined contribution plans was as follows:

	Three-Months Ended		Nine-Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Company costs	$8,005	$8,969	$25,619	$26,426

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

The components of the net periodic retirement pension costs recognized are as follows:

	Three-Months Ended June 30,
	United States		Other Countries		Total
	2020	2019	2020	2019	2020	2019
Service cost	$414	$363	$706	$509	$1,120	$872
Interest cost	1,398	1,596	313	477	1,711	2,073
Expected return on plan assets	(3,087)	(2,996)	(690)	(663)	(3,777)	(3,659)
Amortization of:
Net actuarial loss	358	154	257	71	615	225
Prior service cost	234	177	5	—	239	177
Net periodic retirement pension (benefit) cost	$(683)	$(706)	$591	$394	$(92)	$(312)
Contributions paid	$—	$—	$335	$319	$335	$319

	Nine-Months Ended June 30,
	United States		Other Countries		Total
	2020	2019	2020	2019	2020	2019
Service cost	$1,244	$1,088	$2,124	$1,533	$3,368	$2,621
Interest cost	4,193	4,788	953	1,442	5,146	6,230
Expected return on plan assets	(9,260)	(8,989)	(2,230)	(1,997)	(11,490)	(10,986)
Amortization of:
Net actuarial loss	1,073	463	778	215	1,851	678
Prior service cost	702	532	17	—	719	532
Net periodic retirement pension (benefit) cost	$(2,048)	$(2,118)	$1,642	$1,193	$(406)	$(925)
Contributions paid	$—	$—	$2,067	$1,382	$2,067	$1,382

The components of net periodic retirement pension costs other than the service cost and interest cost components are included in the line item “Other (income) expense, net” in the Condensed Consolidated Statements of Earnings.  The interest cost component is include in the line item “Interest expense” in the Condensed Consolidated Statements of Earnings.

The components of the net periodic other postretirement benefit costs recognized are as follows:

	Three-Months Ended		Nine-Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Service cost	$1	$1	$2	$4
Interest cost	195	288	586	865
Amortization of:
Net actuarial loss	12	13	35	41
Prior service cost (benefit)	1	(1)	2	(4)
Net periodic other postretirement cost	$209	$301	$625	$906
Contributions paid	$851	$512	$1,372	$1,589

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

Retirement pension benefits:
United States	$—
United Kingdom	34
Japan	—
Germany	330
Other postretirement benefits	1,865

Multiemployer defined benefit plans

Woodward operates multiemployer defined benefit plans for certain employees in both the Netherlands and Japan.  The amounts of contributions associated with the multiemployer defined benefit plans were as follows:

	Three-Months Ended		Nine-Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Company contributions	$127	$55	$325	$193

Note 21.  Stockholders’ equity

Stock repurchase program

In the first quarter of fiscal year 2017, the Board terminated the Company’s prior stock repurchase program and replaced it with a new program for the repurchase of up to $500,000 of Woodward’s outstanding shares of common stock on the open market or in privately negotiated transactions over a three year period that ended in November 2019 (the “2017 Authorization”).  Effective upon the expiration of the 2017 Authorization in November 2019, Woodward’s board of directors approved a new program for the repurchase of up to $500,000 of Woodward’s outstanding shares of common stock on the open market or in privately negotiated transactions over a three year period that will end in 2022 (the “2019 Authorization”).  In the first nine-months of fiscal year 2020, Woodward purchased 124 shares of its common stock for $13,346 under the 2019 Authorization.  Woodward repurchased 1,102 shares of common stock for $110,311 under the 2017 Authorization in the first nine-months of fiscal year 2019.

Stock-based compensation

Provisions governing outstanding stock option awards are included in the 2017 Omnibus Incentive Plan, as amended from time to time (the “2017 Plan”) and the 2006 Omnibus Incentive Plan (the “2006 Plan”), as applicable.

The 2017 Plan was approved by Woodward’s stockholders in January 2017 and is a successor plan to the 2006 Plan.  As of September 14, 2016, the effective date of the 2017 Plan, the Board delegated authority to administer the 2017 Plan to the compensation committee of the Board (the “Committee”), including, but not limited to, the power to determine the recipients of awards and the terms of those awards.  On January 29, 2020, Woodward’s stockholders approved an additional 1,000 shares of Woodward’s common stock to be made available for future grants.  Under the 2017 Plan, there were approximately 1,965 shares of Woodward’s common stock available for future grants as of June 30, 2020 and 1,783 shares as of September 30, 2019.

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

	Three-Months Ended				Nine-Months Ended
	June 30,				June 30,
	2020			2019	2020			2019
Weighted-average exercise price per share	$58.40			n/a	$90.57			$79.12
Weighted-average grant date market value of Woodward stock	$58.40			n/a	$90.57			$79.12
Expected term (years)	6.5			n/a	6.4	-	8.7	6.5	-	8.7
Estimated volatility	33.1%	-	34.3%	n/a	25.7%	-	34.3%	25.7%	-	31.0%
Estimated dividend yield	0.5%	-	0.6%	n/a	0.5%	-	0.9%	0.7%	-	0.8%
Risk-free interest rate	0.4%			n/a	0.4%	-	1.7%	2.6%	-	3.1%

The following is a summary of the activity for stock option awards during the three and nine-months ended June 30, 2020:

	Three-Months Ended		Nine-Months Ended
	June 30, 2020		June 30, 2020
	Number of options	Weighted-Average Exercise Price per Share	Number of options	Weighted-Average Exercise Price per Share
Options, beginning balance	5,623	$60.50	5,387	$53.73
Options granted	280	58.40	909	90.57
Options exercised	(66)	31.15	(429)	34.44
Options expired	(3)	70.89	(3)	70.89
Options forfeited	(57)	103.58	(87)	96.52
Options, ending balance	5,777	60.31	5,777	60.31

Changes in non-vested stock options during the three and nine-months ended June 30, 2020 were as follows:

	Three-Months Ended		Nine-Months Ended
	June 30, 2020		June 30, 2020
	Number of options	Weighted-Average Grant Date Fair Value per Share	Number of options	Weighted-Average Grant Date Fair Value Per Share
Non-vested options outstanding, beginning balance	1,867	$25.95	2,068	$23.43
Options granted	280	16.92	909	24.98
Options vested	—	—	(800)	21.52
Options forfeited	(57)	27.89	(87)	27.01
Non-vested options outstanding, ending balance	2,090	24.69	2,090	24.69

Information about stock options that have vested, or are expected to vest, and are exercisable at June 30, 2020 was as follows:

	Number	Weighted-Average Exercise Price	Weighted-Average Remaining Life in Years	Aggregate Intrinsic Value
Options outstanding	5,777	$60.31	6.0	$118,997
Options vested and exercisable	3,686	47.95	4.6	110,112
Options vested and expected to vest	5,678	59.95	5.9	118,261

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

A summary of the activity for restricted stock units for the three and nine-months ended June 30, 2020:

	Three-Months Ended		Nine-Months Ended
	June 30, 2020		June 30, 2020
	Number	Weighted-Average Grant Date Fair Value per Unit	Number	Fair Value per Share
Beginning balance	9	$91.55	9	$91.55
Units granted	—	—	—	—
Units vested	—	—	—	—
Units forfeited	(1)	97.56	(1)	97.56
Ending balance	8	90.98	8	90.98

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

During the third quarter of fiscal year 2020, Woodward entered into a Separation and Release Agreement with Jonathan (“Jack”) W. Thayer, the Company’s former Chief Financial Officer. Under the provisions of the agreement, all stock options previously granted to Mr. Thayer, other than an award granted in October 2019, were modified to provide for continued vesting post-termination based on the original schedule and an extension of the exercise period for the remaining ten-year term of the options. As a result of the modification to these awards, Woodward recognized an additional $2,376 of stock compensation expense, before tax, during the three-months ended June 30, 2020.

At June 30, 2020, there was approximately $20,088 of total unrecognized compensation expense related to non-vested stock-based compensation arrangements, including both stock options and restricted stock awards.  The pre-vesting forfeiture rates for purposes of determining stock-based compensation expense recognized were estimated to be 0% for members of the Board and 9% for all others.  The remaining unrecognized compensation cost is expected to be recognized over a weighted-average period of approximately 1.9 years.

Preferred stock rights

On April 5, 2020, the Board declared a dividend distribution of one right (a “Right”) for each outstanding share of common stock of the Company to stockholders of record as of the close of business on April 16, 2020 (the “Record Date”). Each Right entitles the registered holder, upon the occurrence of specified events, to purchase from the Company one one-thousandth of a share of Series B Participating Preferred Stock, par value $0.003 per share (the “Preferred Stock”), of the Company at an exercise price of $480.00 (the “Exercise Price”). In addition, each Right entitles the registered holder (other than any person or group that acquires 15% or more of the Company’s common stock without the approval of the Board), following the occurrence of other specified events, to purchase common stock of the Company or stock of any acquirer of the Company at a substantial discount. The complete terms of the Rights are set forth in a Preferred Stock Rights Agreement (the “Rights Agreement”), dated as of April 5, 2020, between the Company and American Stock Transfer & Trust Company, LLC, as rights agent.

The Board adopted the Rights Agreement to protect stockholders from coercive or otherwise unfair takeover tactics. In general terms, it works by imposing a significant penalty upon any person or group that acquires 15% or more of the common stock of the Company without the approval of the Board. As a result, the overall effect of the Rights Agreement and the issuance of the Rights may be to render more difficult or discourage a merger, tender or exchange offer or other business combination involving the Company that is not approved by the Board. However, neither the Rights Agreement nor the Rights should interfere with any merger, tender or exchange offer or other business combination approved by the Board.

The Rights expire on the earliest of (i) on April 5, 2021 (unless such date is extended) or (ii) the redemption or exchange of the Rights pursuant to the Rights Agreement.

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

A summary of consolidated net sales and earnings by segment follows:

	Three-Months Ended		Nine-Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Segment external net sales:
Aerospace	$306,494	$498,775	$1,254,655	$1,374,616
Industrial	217,332	253,230	709,746	789,044
Total consolidated net sales	$523,826	$752,005	$1,964,401	$2,163,660
Segment earnings:
Aerospace	$41,096	$103,238	$251,645	$277,814
Industrial	27,438	26,240	81,640	82,537
Nonsegment expenses	(15,158)	(26,714)	(94,360)	(83,211)
Interest expense, net	(8,360)	(10,450)	(25,162)	(33,143)
Consolidated earnings before income taxes	$45,016	$92,314	$213,763	$243,997

Segment assets consist of accounts receivable, inventories, property, plant, and equipment, net, goodwill, and other intangibles, net.  A summary of consolidated total assets follows:

	June 30, 2020	September 30, 2019
Segment assets:
Aerospace	$1,807,013	$1,900,657
Industrial	1,531,655	1,561,441
Unallocated corporate property, plant and equipment, net	104,285	114,887
Other unallocated assets	463,716	379,541
Consolidated total assets	$3,906,669	$3,956,526

Note 24.  Subsequent events

On July 29, 2020, the Board approved a cash dividend of $0.08125 per share for the quarter, payable on August 31, 2020, for stockholders of record as of August 17, 2020.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Amounts in thousands, except per share amounts)

Forward Looking Statements

This Quarterly Report on Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements regarding future events and our future results within the meaning of the Private Securities Litigation Reform Act of 1995.  All statements other than statements of historical fact are statements that are deemed forward-looking statements.  These statements are based on current expectations, estimates, forecasts, and projections about the industries in which we operate and the beliefs and assumptions of management.  Words such as “anticipate,” “believe,” “estimate,” “seek,” “goal,” “expect,” “forecast,” “intend,” “continue,” “outlook,” “plan,” “project,” “target,” “strive,” “can,” “could,” “may,” “should,” “will,” “would,” variations of such words, and similar expressions are intended to identify such forward-looking statements.  In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, and other characteristics of future events or circumstances are forward-looking statements.  Forward-looking statements may include, among others, statements relating to:

•	plans and expectations related to the now-terminated merger with Hexcel Corporation (“Hexcel”);
•	the impacts on our business relating to the global COVID-19 pandemic, including the impacts thereof to supply and demand, and measures taken by governments and private industry in response;
•	future sales, earnings, cash flow, uses of cash, and other measures of financial performance;
•	trends in our business and the markets in which we operate, including expectations in those markets in future periods;
•	our expected expenses in future periods and trends in such expenses over time;
•	descriptions of our plans and expectations for future operations;
•

our expectations with regard to the grounding of the Boeing 737 MAX aircraft, the related impact on our original equipment manufacturer and initial provision sales, and the aircraft’s return to service;

•	plans and expectations relating to the performance of our joint venture with General Electric Company;
•	investments in new campuses, business sites and related business developments;
•	the effect of economic trends or growth;
•	the expected levels of activity in particular industries or markets and the effects of changes in those levels;
•	the scope, nature, or impact of acquisition activity and integration of such acquisition into our business;
•	the research, development, production, and support of new products and services;
•	new business opportunities;
•	restructuring and alignment costs and savings;
•	our plans, objectives, expectations and intentions with respect to business opportunities that may be available to us;
•	our liquidity, including our ability to meet capital spending requirements and operations;
•	future repurchases of common stock;
•	future levels of indebtedness and capital spending;
•	the stability of financial institutions, including those lending to us;
•	pension and other postretirement plan assumptions and future contributions; and
•	our tax rate and other effects of changes in tax law.

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

These actions and the global health crisis caused by COVID-19 have negatively impacted business activity across the globe.  Since the end of the second quarter of fiscal year 2020, we have experienced declining demand and both our aerospace and industrial markets have been significantly impacted economically, which resulted in a rapid decline in orders from and shipments to customers.  Outbreaks in various regions also resulted in the extended shutdown of certain businesses in these regions, which has resulted in disruptions or delays to our supply chain.  Although we have experienced certain impacts from the global emergence of the COVID-19 pandemic, the full extent it will have on our business is currently unknown.  When COVID-19 is demonstrably contained, we anticipate an improvement in economic activity; however, the timing and degree of such improvement will depend on the rate and pace of reopening, and the effectiveness of the containment efforts deployed by various national, state, and local governments.

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

Divestiture of the Renewables business and related businesses

In the first quarter of fiscal year 2020, Woodward’s board of directors approved a plan to divest our renewable power systems business, protective relay business, and other businesses within the Industrial segment (collectively, the “disposal group”).  The assets of the disposal group were primarily located in Germany, Poland and Bulgaria and accounted for approximately $80,000 of sales in fiscal year 2019.  The transactions consummating the sale of the disposal group were completed on April 30, 2020 (the “Closing”).

Financial information for the disposal group is reflected in our financial statements prior to the date of Closing.

Operational Highlights

Quarter to Date Highlights

Net sales for the third quarter of fiscal year 2020 were $523,826, a decrease of 30.3% from $752,005 for the third quarter of the prior fiscal year.  Foreign currency exchange rates had an unfavorable impact on net sales of $4,143 for the third quarter of fiscal year 2020, as compared to the same period of the prior year.  Net sales excluding the disposal group for the third quarter of fiscal year 2020 were $516,096, a decrease of 29.2% from $729,192 for the third quarter of the prior fiscal year.  Aerospace segment net sales for the third quarter of fiscal year 2020 were down 38.6% to $306,494, compared to $498,775 for the third quarter of the prior fiscal year.  Industrial segment net sales for the third quarter of fiscal year 2020 were $217,332, down 14.2%, compared to $253,230 for the third quarter of fiscal year 2019. Industrial segment net sales for the third quarter of fiscal year 2020, excluding net sales for the disposal group, were $209,602, down 9.0%, compared to $230,417 for the third quarter of fiscal year 2019.

Net earnings for the third quarter of fiscal year 2020 were $38,465, or $0.61 per diluted share, compared to $66,107, or $1.02 per diluted share, for the third quarter of fiscal year 2019.  Net earnings excluding the disposal group for the third quarter of fiscal year 2020 were not materially different from reported net earnings for the same period.  Adjusted net earnings for the third quarter of fiscal year 2020 were $30,654, or adjusted earnings per share of $0.48 per diluted share, compared to $83,856, or $1.30 per diluted share, for the third quarter of fiscal year 2019.

The effective tax rate in the third quarter of fiscal year 2020 was 14.6%, compared to 28.4% for the third quarter of the prior fiscal year.  The adjusted effective tax rate in the third quarter of fiscal year 2020 was 29.1%, compared to 17.8% for the third quarter of the prior fiscal year.

Earnings before interest and taxes (“EBIT”) for the third quarter of fiscal year 2020 was $53,376, down 48.1% from $102,764 in the same period of fiscal year 2019.  Earnings before interest, taxes, depreciation and amortization (“EBITDA”) for the third quarter of fiscal year 2020 was $85,482, down 37.0% from $135,734 for the same period of fiscal year 2019.  Adjusted EBIT for the third quarter of fiscal year 2020 was $51,583, down 54.1% from $112,403 for the third quarter of fiscal year 2019.  Adjusted EBITDA for the third quarter of fiscal year 2020 was $83,689, down 41.4% from $142,769 for the third quarter of fiscal year 2019.

Aerospace segment earnings as a percent of segment net sales were 13.4% in the third quarter of fiscal year 2020, compared to 20.7% in the third quarter of the prior fiscal year.  Industrial segment earnings as a percent of segment net sales in the third quarter of fiscal year 2020 were 12.6%, compared to 10.4% in the third quarter of the prior fiscal year. Excluding the disposal group, Industrial segment earnings as a percent of net sales were 13.0% in the third quarter of fiscal year 2020, compared to 11.9% in the third quarter of the prior fiscal year.  There were no adjustments to Industrial segment earnings as a percent of segment net sales for the third quarter of fiscal year 2020, which were up compared to adjusted Industrial segment earnings as a percent of segment net sales of 11.4% for the third quarter of fiscal year 2019.

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

Year to Date Highlights

Net sales for the first nine-months of fiscal year 2020 were $1,964,401, a decrease of 9.2% from $2,163,660 for the first nine-months of the prior fiscal year.  Foreign currency exchange rates had an unfavorable impact on net sales of $12,949 for the first nine-months of fiscal year 2020.  Aerospace segment net sales for the first nine-months of 2020 were down 8.7% to $1,254,655, compared to $1,374,616 for the first nine-months of the prior fiscal year.  Industrial segment net sales for the first nine-months of fiscal year 2020 were $709,746, down 10.0% compared to $789,044 for the first nine-months of fiscal year 2019. Industrial segment net sales excluding the disposal group for the first nine-months of fiscal year 2020 were $642,083, down 11.4%, compared to $724,377 for the first nine-months of fiscal year 2020.

Net earnings for the first nine-months of fiscal year 2020 were $183,156, or $2.85 per diluted share, compared to $192,806, or $2.99 diluted share, for the first nine-months of fiscal year 2019.  Net earnings excluding the disposal group for the first nine-months of fiscal year 2020 were not materially different from reported net earnings for the same period.  Adjusted net earnings for the first nine-months of fiscal year 2020 were $205,920, or adjusted earnings per share of $3.20 per diluted share, compared to adjusted net earnings of $235,760, or $3.67 per diluted share, for the first nine-months of fiscal year 2019.

The effective tax rate in the first nine-months of fiscal year 2020 was 14.3%, compared to 21.0% for the first nine-months of the prior fiscal year.  The adjusted effective tax rate in the first nine-months of fiscal year 2020 was 18.7%, compared to 18.2% for the first nine-months of the prior fiscal year.

EBIT for the first nine-months of fiscal year 2020 was $238,925, down 13.8% from $277,140 in the same period of fiscal year 2019.  EBITDA for the first nine-months of fiscal year 2020 was $336,507, down 12.7% from $385,608 for the same period of fiscal year 2019.  Adjusted EBIT for the first nine-months of fiscal year 2020 was $278,434, down 13.4% from $321,399 for the same period of fiscal year 2019.  Adjusted EBITDA for the first nine-months of fiscal year 2020 was $376,016, down 8.0% from $408,767 for the same period of fiscal year 2019.

Aerospace segment earnings as a percent of segment net sales were 20.1% in the first nine-months of fiscal year 2020, compared to 20.2% in the first nine-months of the prior fiscal year.  Industrial segment earnings as a percent of segment net sales in the first nine-months of fiscal year 2020 were 11.5%, compared to 10.5% in the first nine-months of the prior fiscal year.  Industrial segment earnings as a percent of net sales excluding the disposal group were 12.2% in the first nine-months of fiscal year 2020, compared to 11.9% in the first nine-months of the prior fiscal year.  There were no adjustments to Industrial segment earnings as a percent of segment net sales for the nine-months of fiscal year 2020, which were down compared to adjusted Industrial segment earnings as a percent of segment net sales of 13.1% for the first nine-months of fiscal year 2019.

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

Liquidity Highlights

Net cash provided by operating activities for the first nine-months of fiscal year 2020 was $212,416, compared to $219,202 for the first nine-months of fiscal year 2019.  The decrease in net cash provided by operating activities in the first nine-months of fiscal year 2020 compared to the first nine-months of the prior fiscal year is primarily attributable to the timing of certain cash payments for accounts payable, annual bonuses, and taxes due, partially offset by timing of cash received from customers as well as proceeds from settlement of cross-currency interest rate swaps.

For the first nine-months of fiscal year 2020, free cash flow, which we define as net cash flows from operating activities less payments for property, plant and equipment, was $173,344, compared to $141,297 for the first nine-months of fiscal year 2019.  Adjusted free cash flow, which we define as free cash flow, plus the proceeds from the sale of real property at our former Duarte, California operations, and excluding cash paid for merger and divestiture transaction costs, cash paid for restructuring charges, and cash proceeds received from settlement of our cross-currency interest rate swaps, was $168,596 for the first nine-months of fiscal year 2020.  A reconciliation of free cash flow and adjusted free cash flow, both non-U.S. GAAP financial measures, to the closest U.S. GAAP financial measures can be found under the caption “Non-U.S. GAAP Measures” in this Item 2 – Management’s Discussion and Analysis of Financial Conditions and Results of Operations.

At June 30, 2020, we held $101,363 in cash and cash equivalents, and had total outstanding debt of $929,447.  We have additional borrowing availability of $889,914, net of outstanding letters of credit, under our revolving credit agreement.  At June 30, 2020, we also had additional borrowing capacity of $7,523 under various foreign lines of credit and foreign overdraft facilities.

RESULTS OF OPERATIONS

The following table sets forth consolidated statements of earnings data as a percentage of net sales for each period indicated:

	Three-Months Ended				Nine-Months Ended
	June 30, 2020	% of Net Sales	June 30, 2019	% of Net Sales	June 30, 2020	% of Net Sales	June 30, 2019	% of Net Sales
Net sales	$523,826	100%	$752,005	100%	$1,964,401	100%	$2,163,660	100%
Costs and expenses:
Cost of goods sold	395,511	75.5%	562,516	74.8%	1,447,942	73.7%	1,621,531	74.9%
Selling, general, and administrative expenses	57,361	11.0%	52,980	7.0%	177,035	9.0%	159,764	7.4%
Research and development costs	34,522	6.6%	40,661	5.4%	106,029	5.4%	123,359	5.7%
Impairment of assets sold	—	0.0%	—	0.0%	37,902	1.9%	—	0.0%
Restructuring charges	19,040	3.6%	—	0.0%	19,040	1.0%	—	0.0%
Gain on cross-currency interest rate swaps, net	(30,481)	(5.8)%	—	0.0%	(30,481)	(1.6)%	—	0.0%
Interest expense	8,737	1.7%	10,798	1.4%	26,502	1.3%	34,156	1.6%
Interest income	(377)	(0.1)%	(348)	(0.0)%	(1,340)	(0.1)%	(1,013)	(0.0)%
Other (income) expense, net	(5,503)	(1.1)%	(6,916)	(0.9)%	(31,991)	(1.6)%	(18,134)	(0.8)%
Total costs and expenses	478,810	91.4%	659,691	87.7%	1,750,638	89.1%	1,919,663	88.7%
Earnings before income taxes	45,016	8.6%	92,314	12.3%	213,763	10.9%	243,997	11.3%
Income tax expense	6,551	1.3%	26,207	3.5%	30,607	1.6%	51,191	2.4%
Net earnings	$38,465	7.3%	$66,107	8.8%	$183,156	9.3%	$192,806	8.9%

Other select financial data:

	June 30,	September 30,
	2020	2019
Working capital	$701,319	$563,792
Short-term borrowings	98,639	220,000
Current portion of long-term debt	101,643	—
Total debt	929,447	1,084,899
Total stockholders' equity	1,909,766	1,726,741

Net Sales

Consolidated net sales for the third quarter of fiscal year 2020 decreased by $228,179, or 30.3%, compared to the same period of fiscal year 2019.  Consolidated net sales for the first nine-months of fiscal year 2020 decreased by $199,259, or 9.2%, compared to the same period of fiscal year 2019.

Details of the changes in consolidated net sales are as follows:

	Three-Month Period	Nine-Month Period
Consolidated net sales for the period ended June 30, 2019	$752,005	$2,163,660
Aerospace volume	(187,541)	(129,834)
Industrial volume	(20,122)	(54,391)
Disposal group divestiture impact	(11,700)	(11,700)
Noncash consideration	(8,443)	(5,002)
Effects of changes in price and sales mix	3,770	14,617
Effects of changes in foreign currency rates	(4,143)	(12,949)
Consolidated net sales for the period ended June 30, 2020	$523,826	$1,964,401

The decrease in consolidated net sales for the third quarter and first nine-months of fiscal year 2020 is primarily attributable to the decline in sales volume related to the ongoing impact of the COVID-19 pandemic and extended grounding of the Boeing 737 MAX aircraft.  In the Aerospace segment, the decrease in net sales volumes is primarily attributable to lower commercial sales as a result of the secular decline in global passenger traffic and original equipment manufacturer (“OEM”) production rates, plant closures and furloughs, all as a result of the global COVID-19 pandemic.  In the Industrial segment, the decrease in net sales volumes is primarily attributable to continued weakness in the oil and gas market and the associated aftermarket, compounded by the ongoing impact of the COVID-19 pandemic, and the divestiture of the disposal group.  We expect the volume decreases in consolidated net sales for the third quarter of fiscal year 2020 will continue until markets stabilize from the adverse impacts caused by the COVID-19 pandemic.

Costs and Expenses

Cost of goods sold decreased by $167,005 to $395,511, or 75.5% of net sales, for the third quarter of fiscal year 2020, from $562,516, or 74.8% of net sales, for the third quarter of fiscal year 2019.  Cost of goods sold decreased by $173,589 to $1,447,942, or 73.7% of net sales, for the first nine-months of fiscal year 2020 from $1,621,531, or 74.9% of net sales, for the first nine-months of fiscal year 2019.  The decrease in cost of goods sold in the third quarter of fiscal year 2020 is primarily attributable to lower sales volume as a result of global disruption from the COVID-19 pandemic and the elimination of annual bonus for fiscal year 2020.  The decrease in cost of goods sold for the first nine-months of fiscal year 2020, as compared to the same period of the prior year, is primarily attributable to lower sales volume as a result of global disruption from the COVID-19 pandemic, the elimination of annual bonus for fiscal year 2020, as well as Duarte move-related costs and purchase accounting impacts related to the amortization of the backlog intangible acquired in connection with the acquisition of Woodward L’Orange which were recognized in the first nine-months of fiscal year 2019, whereas there were no such costs recognized in the first nine-months of fiscal year 2020.

Gross margin (as measured by net sales less cost of goods sold, divided by net sales) was 24.5% for the third quarter and 26.3% for the first nine-months of fiscal year 2020, compared to 25.2% for the third quarter and 25.1% for the first nine-months of fiscal year 2019.  The decrease in gross margin for the third quarter of fiscal year 2020 compared to the same period of the prior year is primarily attributable to lower aftermarket sales volume as a result of as a result of global disruption from the COVID-19 pandemic, partially offset by the elimination of annual bonus for fiscal year 2020.  The increase in gross margin for the first nine-months of fiscal year 2020 is primarily attributable to the elimination of annual bonus for fiscal year 2020, as well as Duarte move-related costs and purchase accounting impacts related to the amortization of the backlog intangible acquired in connection with the acquisition of Woodward L’Orange which were recognized in the third quarter and first nine-months of fiscal year 2019, whereas there were no such costs recognized in the third quarter and first nine-months of fiscal year 2020.

Selling, general and administrative expenses increased by $4,381, or 8.3%, to $57,361 for the third quarter of fiscal year 2020, compared to $52,980 for the third quarter of fiscal year 2019.  Selling, general, and administrative expenses increased by $17,271, or 10.8%, to $177,035 for the first nine-months of fiscal year 2020, compared to $159,764 for the first nine-months of fiscal year 2019.  Selling, general, and administrative expenses as a percentage of net sales increased to 11.0% for the third quarter of fiscal year 2020, compared to 7.0% for the third quarter of fiscal year 2019 and 9.0% for the first nine-months of fiscal year 2020, compared to 7.4% for the first nine-months of fiscal year 2019.

The increase in selling, general and administrative expenses, both in dollars and as a percentage of sales, for the third quarter of fiscal year 2020 compared to same period of the prior year is primarily due to fees incurred on termination of the cross-currency interest rate swaps and acceleration of stock compensation expense related to restructuring activities.   The increase in selling, general and administrative expenses, both in dollars and as a percentage of sales, for the first nine-months of fiscal year 2020 compared to the same period of the prior year is primarily due to an increase in certain expenses to support strategic company initiatives related to merger and divestiture activities, fees incurred on termination of the cross-currency interest rate swaps, and acceleration of stock compensation expense related to restructuring activities.  The increase for the third quarter and first nine-months of fiscal year 2020 compared to the same periods of the prior year was partially offset by savings from cost reduction initiatives including the elimination of annual bonus for fiscal year 2020.

Research and development costs decreased by $6,139, or 15.1%, to $34,522 for the third quarter of fiscal year 2020, as compared to $40,661 for the third quarter of fiscal year 2019.  Research and development costs as a percentage of net sales increased to 6.6% for the third quarter of fiscal year 2020, as compared to 5.4% for the third quarter of fiscal year 2019.  Research and development costs decreased by $17,330, or 14.0%, to $106,029 for the first nine-months of fiscal year 2020, as compared to $123,359 for the first nine-months of fiscal year 2019.  Research and development costs decreased as a percentage of net sales to 5.4% for the first nine-months of fiscal year 2020, as compared to 5.7% for the first nine-months of fiscal year 2019.  The decrease in research and development costs is primarily due to savings from cost reduction initiatives including the elimination of annual bonus for fiscal year 2020.  Our research and development activities also extend across almost all of our customer base, and we anticipate ongoing variability in research and development due to the timing of customer business needs on current and future programs.

Impairment of assets sold was composed entirely of a charge of $37,902 recognized in the first nine-months of fiscal year 2020.  In the first quarter of fiscal year 2020, Woodward’s board of directors approved a plan to divest Woodward’s renewable power systems, protective relay businesses, and other businesses (collectively, the “disposal group”), which resulted in the recognition of the associated assets and liabilities as held for sale.  Concurrently, Woodward determined that the assets held for sale, net of any liabilities held for sale, were impaired and recognized a non-cash impairment charge of $37,902, representing the write down of the associated net assets held for sale to their fair market value as of December 31, 2019.  Refer to Note 10, Sale of businesses, for further details.

Interest expense decreased by $2,061, or 19.1%, to $8,737 for the third quarter of fiscal year 2020, compared to $10,798 for the third quarter of fiscal year 2019.  Interest expense increased as a percentage of net sales to 1.7% for the third quarter of fiscal year 2020, as compared to 1.4% for the third quarter of fiscal year 2019.  Interest expense decreased by $7,654, or 22.4%, to $26,502 for the first nine-months of fiscal year 2020, as compared to $34,156 for the first nine-months of fiscal year 2019.  Interest expense as a percentage of net sales was 1.3% for the first nine-months of fiscal year 2020, compared to 1.6% for the first nine-months of fiscal year 2019.  Since the third quarter of fiscal year 2019, we have paid the entire balance of two series of private placement notes totaling $143,000 primarily using free cash flow and proceeds from our revolving credit facility.  The revolving credit facility bears interest at a substantially lower rate than the private placement notes that were paid.

Other income decreased by $1,413 to $5,503 for the third quarter of fiscal year 2020, compared to $6,916 for the third quarter of fiscal year 2019.  Other income increased by $13,857 to $31,991 for the first nine-months of fiscal year 2020, compared to $18,134 for the first nine-months of fiscal year 2019.  The increase in other income in the first nine-months of fiscal year 2020 compared to the first nine-months of fiscal year 2019 was primarily due to a gain on the sale of a portion of our property in Duarte, California in the amount of $13,552, all of which was recognized in the first quarter of fiscal year 2020.

Income taxes were provided at an effective rate on earnings before income taxes of 14.6% for the third quarter and 14.3% for the first nine-months of fiscal year 2020, and 28.4% for the third quarter and 21.0% for the first nine-months of fiscal year 2019.

The decrease in the effective tax rate for the third quarter of fiscal year 2020, compared to the third quarter of fiscal year 2019, is primarily attributable to the additional income tax expense resulting from Transition Tax regulations issued by the IRS on June 14, 2019, which did not repeat in the current fiscal year quarter, and increased foreign earnings in a lower tax jurisdiction resulting from the net gain on cross-currency interest rate swap termination.  This decrease is partially offset by decreased state tax credits and a smaller favorable net excess income tax benefits from stock-based compensation.

The decrease in the effective tax rate for the first nine-months of fiscal year 2020 compared to the first nine-months of fiscal year 2019 is primarily attributable to the additional income tax expense resulting from Transition Tax regulations issued by the IRS on June 14, 2019 which did not repeat in the current fiscal year, increased foreign earnings taxed at a lower rate resulting from the net gain on the cross-currency interest rate swap termination, and the tax benefit with the impairment of assets held for sale.  This decrease is partially offset by a smaller favorable increase in the net excess income tax benefits from stock-based compensation.

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

Woodward’s tax returns are subject to audits by U.S. federal, state, and foreign tax authorities, and these audits are at various stages of completion at any given time.  Reviews of tax matters by authorities and lapses of the applicable statutes of limitation may result in changes to tax expense.  Woodward’s fiscal years remaining open to examination for U.S. Federal income taxes include fiscal years 2017 and thereafter.  Woodward is currently under examination by the IRS for fiscal year 2017, which included a foreign tax credit carryback to fiscal year 2016.  Woodward’s fiscal years remaining open to examination for significant U.S. state income tax jurisdictions include fiscal years 2016 and thereafter.  Woodward’s fiscal years remaining open to examination in significant foreign jurisdictions include 2016 and thereafter.

In March 2020, the U.S. Congress passed the “Coronavirus Aid, Relief, and. Economic Security Act” (the “CARES Act”).  The CARES Act provides relief from the certain economic impacts of COVID-19 to companies and individuals.  Non-income tax impacts of the CARES Act include (i) extension of payment deadliness for certain U.S. payroll taxes and (ii) tax credits for certain qualifying costs incurred by the Company in connection with certain facility closures due to COVID-19.  Non-income tax credits are generally recognized as a reduction to costs in the period in which the related costs the credits are intended to compensate are incurred.  The non-income tax impacts of the CARES Act were insignificant to the results of operations for the third quarter and first nine-months of fiscal year 2020 and we will continue to assess the impact in future periods.

Segment Results

The following table presents sales by segment:

	Three-Months Ended June 30,				Nine-Months Ended June 30,
	2020		2019		2020		2019
Net sales:
Aerospace	$306,494	58.5%	$498,775	66.3%	$1,254,655	63.9%	$1,374,616	63.5%
Industrial	217,332	41.5%	253,230	33.7%	709,746	36.1%	789,044	36.5%
Consolidated net sales	$523,826	100%	$752,005	100%	$1,964,401	100%	$2,163,660	100%

The following table presents earnings by segment and reconciles segment earnings to consolidated net earnings:

	Three-Months Ended June 30,		Nine-Months Ended June 30,
	2020	2019	2020	2019
Aerospace	$41,096	$103,238	$251,645	$277,814
Industrial	27,438	26,240	81,640	82,537
Nonsegment expenses	(15,158)	(26,714)	(94,360)	(83,211)
Interest expense, net	(8,360)	(10,450)	(25,162)	(33,143)
Consolidated earnings before income taxes	45,016	92,314	213,763	243,997
Income tax expense	(6,551)	(26,207)	(30,607)	(51,191)
Consolidated net earnings	$38,465	$66,107	$183,156	$192,806

The following table presents segment earnings as a percent of segment net sales:

	Three-Months Ended June 30,		Nine-Months Ended June 30,
	2020	2019	2020	2019
Aerospace	13.4%	20.7%	20.1%	20.2%
Industrial	12.6%	10.4%	11.5%	10.5%

Aerospace

Aerospace segment net sales decreased by $192,281, or 38.6%, to $306,494 for the third quarter of fiscal year 2020, compared to $498,775 for the third quarter of fiscal year 2019.  Aerospace segment net sales decreased by $119,961, or 8.7%, to $1,254,655 for the first nine-months of fiscal year 2020, compared to $1,374,616 for the same period of fiscal year 2019.  The decrease in segment net sales for the third quarter and first nine-months of fiscal year 2020 as compared to the same periods of fiscal year 2019 was primarily driven by lower commercial sales due to the secular decline in global passenger traffic and OEM production rates, plant closures and furloughs, all as a result of the global COVID-19 pandemic, partially offset by higher defense aftermarket sales.

Defense OEM sales decreased in the third quarter of fiscal year 2020 compared to the third quarter of fiscal year 2019, driven primarily by lower sales for guided weapons and fixed wing aircraft due to supply chain challenges as a result of disruption caused by the global COVID-19 pandemic, as well as a very strong quarter in the same period of the prior fiscal year.  Our defense aftermarket has increased as the U.S. Government has prioritized the combat readiness of existing military programs on which we have content.  Global conflicts and growing international demand for various other military programs continue to drive demand for defense aircraft, including fighter jets, transports, and both utility and attack rotorcraft, supported by our products and systems.  Although we expect some ongoing variability in defense aftermarket sales due to the global COVID-19 pandemic and timing of continued maintenance needs and upgrade programs, we expect U.S. government funding for defense platforms on which we have content to be strong under the defense budget.

Aerospace segment earnings decreased by $62,142, or 60.2%, to $41,096 for the third quarter of fiscal year 2020, compared to $103,238 for the third quarter of fiscal year 2019.  Aerospace segment earnings decreased by $26,169, or 9.4%, to $251,645 for the first nine-months of fiscal year 2020, compared to $277,814 for the first nine-months of fiscal year 2019.

The net decrease in Aerospace segment earnings for the third quarter and first nine-months of fiscal year 2020 was due to the following:

	Three-Month Period	Nine-Month Period
Earnings for the period ended June 30, 2019	$103,238	$277,814
Sales volume	(91,835)	(69,740)
Price, sales mix and productivity	12,039	19,144
Manufacturing expansion costs	—	(7,129)
Savings from cost reduction initiatives	17,305	36,699
Other, net	349	(5,143)
Earnings for the period ended June 30, 2020	$41,096	$251,645

Aerospace segment earnings as a percentage of segment net sales were 13.4% for the third quarter and 20.1% for the first nine-months of fiscal year 2020, compared to 20.7% for the third quarter and 20.2% for the first nine-months of fiscal year 2019.  Aerospace segment earnings in the third quarter and first nine-months of fiscal year 2020 decreased primarily due to the global spread of the COVID-19 pandemic and extended grounding of the Boeing 737 MAX aircraft, partially offset by favorable product mix, and savings from cost reduction initiatives including the elimination of annual bonus for fiscal year 2020.

Industrial

Industrial segment net sales decreased by $35,898, or 14.2%, to $217,332 for the third quarter of fiscal year 2020, compared to $253,230 for the third quarter of fiscal year 2019.  Industrial segment net sales excluding the disposal group decreased by $20,815, or 9.0%, to $209,602 for the third quarter of fiscal year 2020, compared to $230,417 for the third quarter of fiscal year 2019.  Industrial segment net sales decreased by $79,298, or 10.0%, to $709,746 for the first nine-months of fiscal year 2020, compared to $789,044 for the same period of fiscal year 2019. Industrial segment net sales excluding the disposal group decreased by $82,294, or 11.4%, to $642,083 for the first nine-months of fiscal year 2020, compared to $724,377 for the same period of fiscal year 2019.  Foreign currency exchange rates had an unfavorable impact on segment net sales of $4,013 and $12,573 for the third quarter and first nine-months of fiscal year 2020, respectively.

The decrease in Industrial segment net sales in the third quarter and first nine-months of fiscal year 2020 was primarily attributable to lower sales volumes, the ongoing impact of the global COVID-19 pandemic across markets we serve, continued weakness in the oil and gas market, and the divestiture of the disposal group.

The demand for diesel fuel systems was negatively impacted by a softening of the oil and gas market amid a slowing global economy, pricing volatility and decreased capital investments related to reduced drilling activity, particularly within the North American fracking market.

Sales of fuel systems for compressed natural gas (“CNG”) trucks in Asia were slightly up in the third quarter and first nine-months of fiscal year 2020 as production rates for China 6 compliant trucks recovered from the large pre-buy of China 5 compliant trucks, which negatively impacted sales in previous years.  We anticipate the market demand for natural gas trucks to continue as the Chinese government continues to enforce China 6 regulations and continues to incentivize the use of natural gas rather than diesel.  Although the industrial gas turbine market began to stabilize during the first nine-months of fiscal year 2020 as global power demand increases and domestic upgrade initiatives transition from planning to execution, we expect to see volatility in demand due to the COVID-19 pandemic.  Industrial gas turbine sales in the third quarter of fiscal year 2020 benefitted from the depletion of inventory in the market and increased Woodward content on certain newer industrial gas turbines.  However, this was partially offset by the weakening demand in new turbine programs due to the economic uncertainty caused by the COVID-19 pandemic and we expect lower demand in industrial gas turbine sales until the outbreak is contained and demand stabilizes.

Industrial segment earnings increased by $1,198, or 4.6%, to $27,438 for the third quarter of fiscal year 2020, compared to $26,240 for the third quarter of fiscal year 2019.  Industrial segment earnings excluding the disposal group decreased by $220, or 0.8%, to $27,186, compared to $27,406 for the third quarter of fiscal year 2019.  Industrial segment earnings decreased by $897, or 1.1%, to $81,640 for the first nine-months of fiscal year 2020, compared to $82,537 for the same period of fiscal year 2019. Industrial segment earnings excluding the disposal group decreased by $8,439, or 9.7%, to $78,038 for the first nine-months of fiscal year 2020, compared to $86,477 for the same period of fiscal year 2019.

Adjusted Industrial segment earnings for the third quarter of fiscal year 2019, which exclude certain purchase accounting impacts related to the L’Orange Acquisition, were $28,844.  Adjusted Industrial segment earnings for the third quarter of fiscal year 2019 excluding the disposal group were $30,050.  There were no adjustments to Industrial segment earnings in the third quarter or the first nine-months of fiscal year 2020, which were down 4.9% and 21.2%, respectively, compared to adjusted Industrial segment earnings of $28,844 and $103,637, respectively, for the third quarter and first nine-months of fiscal year 2019.

The net increase in Industrial segment earnings for the third quarter of fiscal year 2020 and net decrease in Industrial segment earnings for the first nine-months of fiscal year 2020 was due to the following:

	Three-Month Period	Nine-Month Period
Earnings for the period ended June 30, 2019	$26,240	$82,537
Sales volume	(9,942)	(26,868)
Price, sales mix and productivity	(104)	(3,781)
L'Orange backlog amortization	728	13,608
Effects of changes in foreign currency rates	(128)	(2,556)
Disposal group divestiture impact	170	170
Savings from cost reduction initiatives	8,668	20,513
Other, net	1,806	(1,983)
Earnings for the period ended June 30, 2020	$27,438	$81,640

Industrial segment earnings as a percentage of segment net sales were 12.6% for the third quarter and 11.5% for the first nine-months of fiscal year 2020, compared to 10.4% for the third quarter and 10.5% for the first nine-months of fiscal year 2019.  Industrial segment earnings as a percentage of segment net sales, excluding the disposal group, were 13.0% for the third quarter and 12.2% for the first nine-months of fiscal year 2020, compared to 11.9% for both the third quarter and first nine-months of fiscal year 2019.  The increase in Industrial segment earnings in the third quarter of fiscal year 2020 was primarily due to savings from cost reduction initiatives including the elimination of annual bonus for fiscal year 2020, partially offset by lower sales volume.  The decrease in Industrial segment earnings for the first nine-months of fiscal year 2020 was primarily due to lower sales volume and product mix, partially offset by the amortization of the backlog intangible acquired in connection with the L’Orange acquisition that was recognized in both the third quarter and first nine-months of fiscal year 2019, whereas no amortization of this backlog intangible was recognized in the third quarter and first nine-months of fiscal year 2020.  The decrease in the first nine-months of fiscal year 2020 was further partially offset by savings from cost reduction initiatives including the elimination of annual bonus for fiscal year 2020.  There were no adjustments to Industrial segment earnings as a percentage of segment net sales for the third quarter or the first nine-months of fiscal year 2020, which were down compared to adjusted Industrial segment earnings as a percentage of segment net sales of 11.4% for the third quarter and 13.1% for the first nine-months of fiscal year 2019.

Nonsegment

Nonsegment expenses decreased to $15,158 for the third quarter of fiscal year 2020, compared to $26,714 for the third quarter of fiscal year 2019.  Included in nonsegment expenses for the third quarter of fiscal year 2020 was merger and divestiture transaction costs of $1,732, restructuring charges of $19,040, and acceleration of stock compensation of $2,376, offset by the net gain on settlement of cross-currency interest rate swaps of $27,481.  Included in nonsegment expenses for the third quarter of fiscal year 2019 were Duarte move-related costs in the amount of $7,035.  Excluding these charges from both 2020 and 2019, nonsegment expenses decreased in the third quarter of fiscal year 2020 compared to the third quarter of fiscal year 2019, primarily due to the elimination of annual bonus for fiscal year 2020.

Nonsegment expenses increased to $94,360 for the first nine-months of fiscal year 2020, compared to $83,211 for the first nine-months of fiscal year 2019.  Included in nonsegment expenses for the first nine-months of fiscal year 2020 were the impairment charge on assets held for sale associated with the divestiture of our disposal group in the amount of $37,902, restructuring charges of $19,040, acceleration of stock compensation of $2,376, and merger and divestiture transaction costs of $18,654, partially offset by the net gain on settlement of our cross-currency interest rate swaps of $27,481, and a gain on the sale of a portion of our property in Duarte, California in the amount of $13,552.  Included in nonsegment expenses for the first nine-months of fiscal year 2019 were Duarte move-related costs in the amount of $23,159.  Excluding these charges from both 2020 and 2019, nonsegment expenses decreased in the first nine-months of fiscal year 2020 compared to the first nine-months of fiscal year 2019 primarily due to savings from cost reduction initiatives, which includes the elimination of annual bonus for fiscal year 2020.

LIQUIDITY AND CAPITAL RESOURCES

Historically, we have satisfied our working capital needs, as well as capital expenditures, product development and other liquidity requirements associated with our operations, with cash flow provided by operating activities and borrowings under our credit facilities.  Historically, we have also issued debt to supplement our cash needs, repay our other indebtedness, or finance our acquisitions.  We continue to expect that cash generated from our operating activities, together with borrowings under our revolving credit facility and other borrowing capacity, will be sufficient to fund our continuing operating needs, including capital expansion funding for the foreseeable future.

Our aggregate cash and cash equivalents were $101,363 at June 30, 2020 and $99,073 at September 30, 2019, and our working capital was $701,319 at June 30, 2020 and $563,792 at September 30, 2019.  Of the cash and cash equivalents held at June 30, 2020, $96,972 was held by our foreign locations and $2,880 is restricted cash held in escrow related to the sale of property in Duarte, California.  We are not presently aware of any significant restrictions on the repatriation of these funds, although a portion is considered indefinitely reinvested in these foreign subsidiaries.  If these funds were needed to fund our operations or satisfy obligations in the United States, then they could be repatriated and their repatriation into the United States may cause us to incur additional U.S. income taxes or foreign withholding taxes.  Any additional U.S. taxes could be offset, in part or in whole, by foreign tax credits.  The amount of such taxes and application of tax credits would be dependent on the income tax laws and other circumstances at the time these amounts are repatriated.  Based on these variables, it is impractical to determine the income tax liability that might be incurred if these funds were to be repatriated.  The additional uncertainty associated with the “The Tax Cuts and Jobs Act” enacted in December 2017 (the “Tax Act”) increases the impracticality of determining this income tax liability.

We do not believe the one-time repatriation tax on deferred foreign income resulting from the Tax Act, which is expected to be paid over an eight-year period that began in January 2019, will have a significant impact on our cash flows in any individual fiscal year.

Consistent with common business practice in China, our Chinese subsidiaries accept bankers’ acceptance notes from Chinese customers, in settlement of certain customer accounts receivable.  Bankers’ acceptance notes are financial instruments issued by Chinese financial institutions as part of financing arrangements between the financial institution and a customer of the financial institution.  Bankers’ acceptance notes represent a commitment by the issuing financial institution to pay a certain amount of money at a specified future maturity date to the legal owner of the bankers’ acceptance note as of the maturity date.  The maturity date of bankers’ acceptance notes varies, but it is our policy to only accept bankers’ acceptance notes with maturity dates no more than 180 days from the date of our receipt of such draft.  The issuing financial institution is the obligor, not our customers.  Upon our acceptance of a bankers’ acceptance note from a customer, such customer has no further obligation to pay us for the related accounts receivable balance.  We had bankers’ acceptance notes of $47,863 at June 30, 2020 and $42,171 at September 30, 2019 recorded as non-customer accounts receivable in our Condensed Consolidated Balance Sheets.  We only accept bankers’ acceptance notes issued by banks that are believed to be creditworthy and to which the credit risks associated with the bankers’ acceptance notes are believed to be low.

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

At June 30, 2020, we had total outstanding debt of $929,447 consisting of various series of unsecured notes due between 2020 and 2033, amounts borrowed under our revolving credit facility, and our finance leases.  Our Series G and Series J notes, both of which have an aggregate principal amount of $50,000, mature on November 15, 2020.  At June 30, 2020, we had additional borrowing availability of $889,914 under our revolving credit facility, net of outstanding letters of credit, and additional borrowing availability of $7,523 under various foreign credit facilities.

At June 30, 2020, we had $98,639 of borrowings outstanding under our revolving credit facility, all of which was classified as short-term borrowings based on our intent and ability to pay this amount in the next twelve months.  Of these borrowings, as of June 30, 2020, $87,400 is denominated in U.S. dollars and €10,000 is denominated in Euro.  Revolving credit facility and short-term borrowing activity during the nine-months ended June 30, 2020 were as follows:

Maximum daily balance during the period	$343,255
Average daily balance during the period	$266,853
Weighted average interest rate on average daily balance	2.38%

We believe we were in compliance with all our debt covenants as of June 30, 2020.  Additionally, we do not believe the current known impacts of the COVID-19 pandemic will affect our ability to remain in compliance with our debt covenants.  See Note 15, Credit facilities, short-term borrowings and long-term debt in the Notes to the Consolidated Financial Statements in Part II, Item 8 of our most recent Form 10-K, for more information about our covenants.

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

In the first quarter of fiscal year 2017, our board of directors terminated our prior stock repurchase program and replaced it with a new program for the repurchase of up to $500,000 of Woodward’s outstanding shares of common stock on the open market or in privately negotiated transactions over a three-year period in November 2019 (the “2017 Authorization”).  Effective upon the expiration of the 2017 Authorization in November 2019, our board of directors approved a new program for the repurchase of up to $500,000 of our outstanding shares of common stock on the open market or in privately negotiated transactions over a three-year period that will end in 2022 (the “2019 Authorization”).  In the first nine-months of fiscal year 2020, we repurchased 124 shares of our common stock for $13,346 under the 2019 Authorization.  We purchased 456 shares of our common stock for $43,253 in the first nine-months of fiscal year 2019 under the 2017 Authorization.  Under the now-terminated merger agreement with Hexcel, we had been generally prohibited from repurchasing our common stock during the pendency of the Merger.  With the termination of the merger agreement on April 5, 2020, share repurchases were no longer restricted.  However, to preserve cash flow due to the economic uncertainties caused by the COVID-19 pandemic, we do not currently anticipate making significant share repurchases for the remainder of fiscal year 2020.

Associated with our decision to relocate our Duarte, California operations to the newly renovated Drake Campus in Fort Collins, Colorado, which was finalized in fiscal year 2019, on December 30, 2019, we closed on the sale of one of two parcels of the Duarte real property and recorded a pre-tax gain on sale of assets in the amount of $13,522.  The carrying value of the remaining parcel of Duarte real estate is $2,520 as of June 30, 2020, all of which we have identified as an asset held for sale as of that date.  Based on an existing real property purchase agreement and current market conditions, we expect to record an additional gain on the subsequent sale of the remaining parcel of real estate, which is expected to close by September 30, 2020.

In the third quarter of fiscal year 2020, as a result of the COVID-19 pandemic and future cash flow uncertainties, we elected to terminate and settle our existing cross-currency interest rate swap derivative instruments.  Concurrent with settlement of the derivative instruments, we discontinued the related foreign currency hedging relationships associated with the instruments.  Upon termination of the instruments, and related hedging relationships, we recognized a pre-tax gain of $30,481 and incurred a swap breakage fee of $3,000.  We received net cash proceeds of $59,571 at the date of settlement, which included $58,191 of proceeds related to the fair value of the instruments and $4,380 of net accrued interest, less the $3,000 fee to terminate the cross-currency interest rate swap agreements.

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

Cash Flows

	Nine-Months Ended June 30,
	2020	2019
Net cash provided by operating activities	$212,416	$219,202
Net cash (used in) investing activities	(10,194)	(79,826)
Net cash (used in) financing activities	(196,307)	(159,008)
Effect of exchange rate changes on cash and cash equivalents	(3,625)	(660)
Net change in cash and cash equivalents	2,290	(20,292)
Cash and cash equivalents, including restricted cash, at beginning of year	99,073	83,594
Cash and cash equivalents, including restricted cash, at end of period	$101,363	$63,302

Net cash flows provided by operating activities for the first nine-months of fiscal year 2020 was $212,416, compared to $219,202 for the same period of fiscal year 2019.  The decrease in net cash provided by operating activities in the first nine-months of fiscal year 2020 compared to the first nine-months of the prior fiscal year is primarily attributable to the timing of certain cash payments for accounts payable, annual bonuses, and taxes due in the first nine-months of fiscal year 2020, partially offset by timing of cash received from customers as well as proceeds from settlement of cross-currency interest rate swaps during the third quarter of fiscal year 2020.

Net cash flows used in investing activities for the first nine-months of fiscal year 2020 was $10,194, compared to $79,826 in the first nine-months of fiscal year 2019.  The decrease in cash flows used in investing activities in the first nine-months of fiscal year 2020 compared to the first nine-months of the prior fiscal year is primarily due to decreased payments for the purchase of property, plant and equipment, proceeds in the amount of $18,767 from the sale of a parcel of our Duarte real property, and proceeds in the amount of $10,443 from divestiture of the disposal group.

Net cash flows used in financing activities for the first nine-months of fiscal year 2020 was $196,307, compared to net cash flows used in financing activities of $159,008 in the first nine-months of fiscal year 2019.  During the first nine-months of fiscal year 2020, we had net debt payments in the amount of $165,163, compared to net payments in the amount of $51,189 in the first nine-months of fiscal year 2019.  Also, in the first nine-months of fiscal year 2020, we repurchased 124 shares of our common stock for $13,346, compared to the repurchase of 1,102 shares of our common stock for $110,311 in the first nine-months of fiscal year 2019.  The common stock repurchases were made pursuant to a 10b-18 plan under the 2019 Authorization and a 10b5-1 plan under the 2017 Authorization.

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

Industrial segment net sales excluding the disposal group

The Company presents certain sales measures excluding the disposal group net sales, which it refers to as “excluding the disposal group” to show the changes to Woodward’s historical business without the businesses included in the disposal group divestitures, which occurred in April 2020. Management believes that the exclusion of the disposal group net sales illustrates more clearly how the underlying business of Woodward’s Industrial segment is performing, as these sales are no longer related to the ongoing operations of the Industrial segment business.

Earnings based non-U.S. GAAP financial measures

Adjusted net earnings is defined by the Company as net earnings excluding, as applicable, (i) the gain on sale of assets associated with the sale of the Company’s Duarte real property, (ii) the charge from the impairment of assets held for sale, and the losses from assets sold, associated with the Company’s divestiture of its disposal group, (iii) Duarte move related costs, (iv) the purchase accounting impacts related to the amortization of the backlog intangible acquired in connection with the acquisition of Woodward L’Orange on June 1, 2018 (the “L’Orange Acquisition”), (v) costs associated with the previously proposed merger with Hexcel, which merger agreement was terminated on April 5, 2020 (vi) transaction costs associated with the completed divestiture of our disposal group, (vii) restructuring charges related to the COVID-19 pandemic, (viii) acceleration of stock compensation expense related to restructuring activities, and (ix) the net gain on settlement of cross-currency interest rate swaps.  The Company believes that these excluded items are short-term in nature, not directly related to the ongoing operations of the business and therefore, the exclusion of them illustrates more clearly how the underlying business of Woodward is performing.  Management uses adjusted net earnings to evaluate the Company’s performance excluding these infrequent or unusual period expenses that are not necessarily indicative of the Company’s operating performance for the period.  Management defines adjusted earnings per share as adjusted net earnings, as defined above, divided by the weighted-average number of diluted shares of common stock outstanding for the period.  Management uses both adjusted net earnings and adjusted earnings per share when comparing operating performance to other periods which may not have similar infrequent or unusual charges.

The reconciliation of net earnings and earnings per share to adjusted net earnings and adjusted earnings per share, respectively, for the three and nine-months ended June 30, 2020 and 2019 is shown in the tables below.

	Three-Months Ended June 30,
	2020		2019
	Net Earnings	Earnings Per Share	Net Earnings	Earnings Per Share
Net earnings (U.S. GAAP)	$38,465	$0.61	$66,107	$1.02
Non-U.S. GAAP adjustments:
Duarte move related costs, net of tax	—	—	5,294	0.08
Purchase accounting impact, net of tax[1]	—	—	1,867	0.03
Merger and divestiture transaction costs, net of tax[2]	1,304	0.02	—	—
Restructuring costs related to COVID-19, net of tax	14,200	0.22	—	—
Loss on sale of disposal group, net of tax	1,801	0.02	—	—
Acceleration of stock compensation, net of tax	1,788	0.03	—	—
Net gain on cross-currency interest rate swaps, net of tax[3]	(26,904)	(0.42)	—	—
Non-U.S. GAAP adjustments	(7,811)	(0.13)	7,161	0.11
Impact of December 2017 changes to U.S. tax law	—	—	10,588	0.17
Total Non-U.S. GAAP adjustments	(7,811)	(0.13)	17,749	0.28
Adjusted net earnings (Non-U.S. GAAP)	$30,654	$0.48	$83,856	$1.30

(1)	The purchase accounting impacts relate to the amortization of the backlog intangible, net of tax, acquired in connection with the L’Orange Acquisition.
(2)

Merger and divestiture transaction costs include, as applicable, (i) transaction costs and integration planning costs associated with the now-terminated merger agreement with Hexcel and (ii) transaction costs associated with the divestiture of the disposal group.

(3)

The net gain on cross-currency interest rate swaps, net of tax, includes (i) the net realized gains on termination of the instruments of $29,841 and (ii) the swap breakage fees associated with termination of the instruments of $2,937.

	Nine-Months Ended
	2020		2019
	Net Earnings	Earnings Per Share	Net Earnings	Earnings Per Share
Net earnings (U.S. GAAP)	$183,156	$2.85	$192,806	$2.99
Non-U.S. GAAP adjustments:
Gain on sale of Duarte property, net of tax	(10,175)	(0.16)	—	—
Impairment from assets sold, net of tax	28,016	0.44	—	—
Duarte move related costs, net of tax	—	—	17,417	0.27
Purchase accounting impact, net of tax[1]	—	—	14,949	0.23
Merger and divestiture transaction costs, net of tax[2]	14,038	0.22	—	—
Restructuring costs related to COVID-19, net of tax	14,200	0.22	—	—
Loss on sale of disposal group, net of tax	1,801	0.02	—	—
Acceleration of stock compensation, net of tax	1,788	0.03	—	—
Net gain on cross-currency interest rate swaps, net of tax[3]	(26,904)	(0.42)	—	—
Non-U.S. GAAP adjustments	22,764	0.35	32,366	0.50
Impact of December 2017 changes to U.S. tax law	—	—	10,588	0.18
Total non-U.S. GAAP adjustments	22,764	0.35	42,954	0.68
Adjusted net earnings (Non-U.S. GAAP)	$205,920	$3.20	$235,760	$3.67

(1)	The purchase accounting impacts relate to the amortization of the backlog intangible, net of tax, acquired in connection with the L’Orange Acquisition.
(2)

Merger and divestiture transaction costs include, as applicable, (i) transaction costs and integration planning costs associated with the now-terminated merger agreement with Hexcel and (ii) transaction costs associated with the divestiture of the disposal group.

(3)

The net gain on cross-currency interest rate swaps, net of tax, includes (i) the net realized gains on termination of the instruments of $29,841 and (ii) the swap breakage fees associated with termination of the instruments of $2,937.

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

The reconciliation of Industrial segment earnings to adjusted Industrial segment earnings for the three and nine-months ended June 30, 2019 is shown in the table below; no such adjustments were made for the three and nine-months ended June 30, 2020.

	Three-Months Ended June 30,		Nine-Months Ended June 30,
	2020	2019	2020	2019
Industrial segment earnings (U.S. GAAP)	$27,438	$26,240	$81,640	$82,537
Purchase accounting impacts[1]	—	2,604	—	21,100
Adjusted Industrial segment earnings (Non-U.S. GAAP)	$27,438	$28,844	$81,640	$103,637

(1)	The purchase accounting impacts relate to the amortization of the backlog intangible, net of tax, acquired in connection with the L’Orange Acquisition.

Industrial segment earnings excluding the disposal group is defined by the Company as Industrial segment earnings excluding the earnings or losses related to businesses included in the disposal group divestitures.  The Company believes that these earnings or losses are no longer related to the ongoing operations of the Industrial segment business and therefore, the exclusion of these earnings illustrates more clearly how the underlying business of Woodward’s Industrial segment is performing.  Industrial segment earnings excluding the disposal group as a percentage of Industrial segment net sales is defined by management as the percentage of segment net sales related to segment earnings excluding the earnings or losses related to businesses included in the disposal group divestitures.

The reconciliation of Industrial segment earnings to Industrial segment earnings excluding the disposal group for the three and nine-months ended June 30, 2020 and June 30, 2019 is shown in the table below.

	Three-Months Ended June 30,		Nine-Months Ended June 30,
	2020	2019	2020	2019
Industrial segment earnings (U.S. GAAP)	$27,438	$26,240	$81,640	$82,537
Disposal group earnings (losses)	252	(1,166)	3,602	(3,940)
Industrial segment earnings excluding the disposal group (Non-U.S. GAAP)	$27,186	$27,406	$78,038	$86,477

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

Adjusted EBIT and adjusted EBITDA represent further non-U.S. GAAP adjustments to EBIT and EBITDA, in each case adjusted to exclude, as applicable, (i) the gain on sale of assets associated with the sale of the Company’s Duarte real property, (ii) the charge from the impairment of assets held for sale, and the losses from assets sold, associated with the Company’s divestiture of its disposal group, (iii) Duarte move related costs, (iv) the purchase accounting impacts related to the amortization of the backlog intangible acquired in connection with the acquisition of Woodward L’Orange on June 1, 2018 (the “L’Orange Acquisition”), (v) costs associated with the now-terminated merger agreement with Hexcel, (vi) transaction costs associated with the completed divestiture of our disposal group, (vii) restructuring charges related to the COVID-19 pandemic, (viii) acceleration of stock compensation expense related to restructuring activities, and (ix) the net gain on settlement of cross-currency interest rate swaps..  As these gains and charges are infrequent or unusual items that can be variable from period to period and do not fluctuate with operating results, management believes that by removing these gains and charges from EBIT and EBITDA it improves comparability of past, present and future operating results and provides consistency when comparing EBIT and EBITDA between periods.

EBIT and adjusted EBIT reconciled to net earnings for the three and nine-months ended June 30, 2020 and 2019 were as follows:

	Three-Months Ended June 30,		Nine-Months Ended June 30,
	2020	2019	2020	2019
Net earnings (U.S. GAAP)	$38,465	$66,107	$183,156	$192,806
Income tax expense	6,551	26,207	30,607	51,191
Interest expense	8,737	10,798	26,502	34,156
Interest income	(377)	(348)	(1,340)	(1,013)
EBIT (Non-U.S. GAAP)	53,376	102,764	238,925	277,140
Non-U.S. GAAP adjustments:
Gain on sale of Duarte property	—	—	(13,522)	—
Impairment from assets sold	—	—	37,902	—
Duarte move related costs	—	7,035	—	23,159
Purchase accounting impacts[1]	—	2,604	—	21,100
Merger and divestiture transaction costs[2]	1,732	—	18,654	—
Restructuring charges related to COVID-19	19,040	—	19,040	—
Loss on sale of disposal group	2,540	—	2,540	—
Acceleration of stock compensation	2,376	—	2,376	—
Net gain on cross-currency interest rate swaps[3]	(27,481)	—	(27,481)	—
Total non-U.S. GAAP adjustments	(1,793)	9,639	39,509	44,259
Adjusted EBIT (Non-U.S. GAAP)	$51,583	$112,403	$278,434	$321,399

(1)	The purchase accounting impacts relate to the amortization of the backlog intangible, net of tax, acquired in connection with the L’Orange Acquisition.
(2)

Merger and divestiture transaction costs include, as applicable, (i) transaction costs and integration planning costs associated with the now-terminated merger agreement with Hexcel and (ii) transaction costs associated with the divestiture of the disposal group.

(3)

The net gain on cross-currency interest rate swaps includes (i) the net realized gains on termination of the instruments of $30,481 and (ii) the swap breakage fees associated with termination of the instruments of $3,000.

EBITDA and adjusted EBITDA reconciled to net earnings for the three and nine-months ended June 30, 2020 and 2019 were as follows:

	Three-Months Ended June 30,		Nine-Months Ended June 30,
	2020	2019	2020	2019
Net earnings (U.S. GAAP)	$38,465	$66,107	$183,156	$192,806
Income tax expense	6,551	26,207	30,607	51,191
Interest expense	8,737	10,798	26,502	34,156
Interest income	(377)	(348)	(1,340)	(1,013)
Amortization of intangible assets	9,728	11,305	29,481	45,470
Depreciation expense	22,378	21,665	68,101	62,998
EBITDA (Non-U.S. GAAP)	85,482	135,734	336,507	385,608
Non-U.S. GAAP adjustments:
Gain on sale of Duarte property	—	—	(13,522)	—
Impairment from assets sold	—	—	37,902	—
Duarte move related costs	—	7,035	—	23,159
Merger and divestiture transaction costs[1]	1,732	—	18,654	—
Restructuring charges related to COVID-19	19,040	—	19,040	—
Loss on sale of disposal group	2,540	—	2,540	—
Acceleration of stock compensation	2,376	—	2,376	—
Net gain on cross-currency interest rate swaps[2]	(27,481)	—	(27,481)	—
Total non-U.S. GAAP adjustments	(1,793)	7,035	39,509	23,159
Adjusted EBITDA (Non-U.S. GAAP)	$83,689	$142,769	$376,016	$408,767

(1)

Merger and divestiture transaction costs include, as applicable, (i) transaction costs and integration planning costs associated with the now-terminated merger agreement with Hexcel and (ii) transaction costs associated with the divestiture of the disposal group.

(2)

The net gain on cross-currency interest rate swaps includes (i) the net realized gains on termination of the instruments of $30,481 and (ii) the swap breakage fees associated with termination of the instruments of $3,000.

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

Cash flow-based non-U.S. GAAP financial measures

Management uses free cash flow, which is defined by the Company as net cash flows provided by operating activities less payments for property, plant and equipment, in reviewing the financial performance of and cash generation by Woodward’s various business groups and evaluating cash levels.  We believe free cash flow is a useful measure for investors because it portrays our ability to grow organically and generate cash from our businesses for purposes such as paying interest on our indebtedness, repaying maturing debt, funding business acquisitions, investing in research and development, purchasing our common stock, and paying dividends.  In addition, securities analysts, investors, and others frequently use free cash flow in their evaluation of companies.  Adjusted free cash flow represents a further non-U.S. GAAP adjustment to free cash flow to include cash proceeds from the sale of real property located at our former operations in Duarte, California, cash paid for merger and divestiture related transaction costs, cash paid for restructuring costs, and excluding cash proceeds received on settlement of our cross-currency interest rate swaps.  Management believes that by including these items in free cash flow it better portrays the cash impact from our fiscal year 2018 decision to relocate our Duarte, California operations to the renovated Drake Campus in Fort Collins, Colorado and excludes the infrequent or unusual cash payments for merger and divestiture transaction costs, restructuring charges, and proceeds from settlement of certain derivative instruments, which are not indicative of the Company’s operating performance for the period.

The use of these non-U.S. GAAP financial measures is not intended to be considered in isolation of, or as substitutes for, the financial information prepared and presented in accordance with U.S. GAAP.  Free cash flow and adjusted free cash flow do not necessarily represent funds available for discretionary use and is not necessarily a measure of our ability to fund our cash needs.  Our calculation of free cash flow and adjusted free cash flow may differ from similarly titled measures used by other companies, limiting their usefulness as a comparative measure.

Free cash flow and adjusted free cash flow reconciled to net cash provided by operating activities for the nine-months ended June 30, 2020 and 2019 were as follows:

	Nine-Months Ended
	2020	2019
Net cash provided by operating activities (U.S. GAAP)	$212,416	$219,202
Payments for property, plant and equipment	(39,072)	(77,905)
Free cash flow (Non-U.S. GAAP)	173,344	141,297
Cash proceeds from the sale of the Duarte facility	18,767	—
Cash paid for merger and divestiture transaction costs	17,624	—
Cash paid for restructuring charges	14,052	—
Net cash proceeds from cross-currency interest rate swaps	(55,191)	—
Adjusted free cash flow (Non-U.S. GAAP)	$168,596	$141,297

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

Off-Balance Sheet Arrangements

As of June 30, 2020, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated by the SEC, that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues, or expenses, results of operations, liquidity, capital expenditures, or capital resources, that are material to investors.

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

Thomas A. Gendron and Robert F. Weber, Jr., evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q.  Based on their evaluations, they concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2020.

During the quarterly period ended December 31, 2019, we adopted the new lease guidance of ASC 842. We designed new business policies and procedures to assist in the adoption and ongoing application of the new guidance, provided training, and designed and applied new internal controls related to impacted accounting and disclosures. There have not been any other significant changes in our internal controls over financial reporting during the quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The significant disruption or default by our suppliers has adversely impacted our sales and operating results, and we are unable to predict the magnitude of such impact.  In addition, the pandemic has resulted in a widespread health crisis which has adversely affect the global economy, resulting in an economic downturn that has impacted demand for the products and services we provide, which may continue until the COVID-19 pandemic is contained.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities (In thousands, except for shares and per share amounts)	Total Number of Shares Purchased	Weighted Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares that may yet be Purchased under the Plans or Programs at Period End (1)
April 1, 2020 through April 30, 2020	63	$60.56	—	$486,654
May 1, 2020 through May 31, 2020 (2)	302	68.58	—	486,654
June 1, 2020 through June 30, 2020 (2)	47	77.55	—	486,654

(1)

In November 2019, our board of directors approved a stock repurchase program for the repurchase of up to $500,000 of Woodward’s outstanding shares of common stock on the open market or in privately negotiated transactions over a three-year period that will end in November 2022.

(2)

Under a trust established for the purposes of administering the Woodward Executive Benefit Plan, 63 shares of common stock were acquired in April 2020, 53 shares of common stock were acquired in May 2020, and 47 shares of common stock were acquired in June 2020 on the open market related to the deferral of compensation by certain eligible members of Woodward’s management who irrevocably elected to invest some or all of their deferred compensation in Woodward common stock.  In addition, 249 shares of common stock were acquired in May 2020 on the open market related to the reinvestment of dividends for shares of treasury stock held for deferred compensation.  Shares owned by the trust, which is a separate legal entity, are included in "Treasury stock held for deferred compensation" in the Condensed Consolidated Balance Sheets.

Item 6.	Exhibits

Exhibits filed as part of this Report are listed in the Exhibit Index.

WOODWARD, INC.

EXHIBIT INDEX

	Exhibit Number	Description
	3.1	Certificate of Designation of Rights, Preferences and Privileges of Series B Participating Preferred Stock
	4.1	Preferred Stock Rights Agreement, dated as of April 5, 2020, by and between Woodward, Inc. and American Stock Transfer & Trust Company, LLC, as rights agent
*	31.1	Rule 13a-14(a)/15d-14(a) certification of Thomas A. Gendron
*	31.2	Rule 13a-14(a)/15d-14(a) certification of Robert F. Weber, Jr.
*	32.1	Section 1350 certifications
*	101

The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Earnings, (iii) Condensed Consolidated Statements of Comprehensive Earnings, (iv) Condensed Consolidated Statements of Cash Flows, (v) Condensed Consolidated Statements of Stockholders’ Equity, and (vi) Notes to Condensed Consolidated Financial Statements.

*	104	Cover page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed as an exhibit to this Report

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WOODWARD, INC.
Date: August 10, 2020	/s/ Thomas A. Gendron
Thomas A. Gendron
Chairman of the Board, Chief Executive Officer, and President (on behalf of the registrant and as the registrant’s Principal Executive Officer)

Date: August 10, 2020	/s/ Robert F. Weber, Jr.
Robert F. Weber, Jr.
Vice Chairman and Chief Financial Officer (on behalf of the registrant and as the registrant’s Principal Financial and Accounting Officer)