Form 10-Q
period 2020-12-31
Woodward, Inc.
filed 2021-02-04
CIK 108312

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2020

or

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

Yes ☐ No ☒

As of February 2, 2021, 63,044,002 shares of the registrant’s common stock with a par value of $0.001455 per share were outstanding.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

WOODWARD, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(In thousands, except per share amounts)

(Unaudited)

	Three-Months Ended
	December 31,
	2020	2019
Net sales	$537,619	$720,355
Costs and expenses:
Cost of goods sold	401,640	534,917
Selling, general and administrative expenses	56,111	62,045
Research and development costs	31,996	36,846
Impairment of assets sold	—	37,902
Interest expense	8,906	9,009
Interest income	(495)	(487)
Other (income) expense, net	(8,123)	(21,425)
Total costs and expenses	490,035	658,807
Earnings before income taxes	47,584	61,548
Income tax expense	6,014	8,175
Net earnings	$41,570	$53,373

Earnings per share:
Basic earnings per share	$0.66	$0.86
Diluted earnings per share	$0.64	$0.83

Weighted Average Common Shares Outstanding:
Basic	62,812	61,991
Diluted	64,892	64,673

See accompanying Notes to Condensed Consolidated Financial Statements

WOODWARD, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS

(In thousands)

(Unaudited)

	Three-Months Ended
	December 31,
	2020	2019
Net earnings	$41,570	$53,373

Other comprehensive earnings:
Foreign currency translation adjustments	21,782	11,153
Net loss on foreign currency transactions designated as hedges of net investments in foreign subsidiaries	(2,227)	(1,045)
Taxes on changes in foreign currency translation adjustments	1,684	(340)
Foreign currency translation and transactions adjustments, net of tax	21,239	9,768

Unrealized loss on fair value adjustment of derivative instruments	(30,658)	(11,294)
Reclassification of net realized loss on derivatives to earnings	20,960	11,656
Taxes on changes in derivative transactions	(1,340)	18
Derivative adjustments, net of tax	(11,038)	380

Amortization of pension and other postretirement plan:
Net prior service cost	248	241
Net loss	370	631
Foreign currency exchange rate changes on pension and other postretirement benefit plan liabilities	(1,697)	(1,502)
Taxes on changes in pension and other postretirement benefit plan liability adjustments, net of foreign currency exchange rate changes	356	240
Pension and other postretirement benefit plan adjustments, net of tax	(723)	(390)
Total comprehensive earnings	$51,048	$63,131

See accompanying Notes to Condensed Consolidated Financial Statements

WOODWARD, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

(Unaudited)

	December 31,	September 30,
	2020	2020
ASSETS
Current assets:
Cash and cash equivalents, including restricted cash of $1,908 and $3,497, respectively	$201,881	$153,270
Accounts receivable, less allowance for uncollectible amounts of $7,499 and $8,359, respectively	509,721	537,987
Inventories	445,463	437,943
Income taxes receivable	34,092	28,879
Other current assets	55,397	52,786
Total current assets	1,246,554	1,210,865
Property, plant and equipment, net	986,030	997,415
Goodwill	821,609	808,252
Intangible assets, net	619,721	606,711
Deferred income tax assets	13,970	14,658
Other assets	271,621	265,435
Total assets	$3,959,505	$3,903,336
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$1,623	$101,634
Accounts payable	158,568	134,242
Income taxes payable	11,987	4,662
Accrued liabilities	155,932	151,794
Total current liabilities	328,110	392,332
Long-term debt, less current portion	745,464	736,849
Deferred income tax liabilities	168,181	163,573
Other liabilities	654,288	617,905
Total liabilities	1,896,043	1,910,659
Commitments and contingencies (Note 22)
Stockholders' equity:
Preferred stock, par value $0.003 per share, 10,000 shares authorized, no shares issued	—	—
Common stock, par value $0.001455 per share, 150,000 shares authorized, 72,960 shares issued	106	106
Additional paid-in capital	244,394	231,936
Accumulated other comprehensive losses	(80,316)	(89,794)
Deferred compensation	9,485	9,222
Retained earnings	2,464,373	2,427,905
	2,638,042	2,579,375
Treasury stock at cost, 9,992 shares and 10,277 shares, respectively	(565,095)	(577,476)
Treasury stock held for deferred compensation, at cost, 201 shares and 199 shares, respectively	(9,485)	(9,222)
Total stockholders' equity	2,063,462	1,992,677
Total liabilities and stockholders' equity	$3,959,505	$3,903,336

See accompanying Notes to Condensed Consolidated Financial Statements

WOODWARD, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three-Months Ended December 31,
	2020	2019
Cash flows from operating activities:
Net earnings	$41,570	$53,373
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	33,077	32,451
Impairment of assets sold	—	37,902
Net gain on sales of assets and businesses	(588)	(13,547)
Stock-based compensation	13,469	10,982
Deferred income taxes	1,332	(47)
Changes in operating assets and liabilities:
Trade accounts receivable	57,001	37,652
Unbilled receivables (contract assets)	(17,468)	(33,150)
Costs to fulfill a contract	(5,321)	(6,401)
Inventories	(2,528)	(17,065)
Accounts payable and accrued liabilities	22,725	(79,535)
Contract liabilities	8,509	(144)
Income taxes	1,795	1,001
Retirement benefit obligations	(1,317)	(1,490)
Other	(5,531)	5,463
Net cash provided by operating activities	146,725	27,445

Cash flows from investing activities:
Payments for purchase of property, plant, and equipment	(7,263)	(17,232)
Proceeds from sale of assets	48	18,809
Payments for purchases of short-term investments	(2,740)	(2)
Net cash (used in) provided by investing activities	(9,955)	1,575

Cash flows from financing activities:
Cash dividends paid	(5,102)	(10,064)
Proceeds from sales of treasury stock	10,855	7,558
Borrowings on revolving lines of credit and short-term borrowings	74,400	461,633
Payments on revolving lines of credit and short-term borrowings	(74,400)	(441,500)
Payments of long-term debt and finance lease obligations	(100,395)	(439)
Net cash (used in) provided by financing activities	(94,642)	17,188
Effect of exchange rate changes on cash and cash equivalents	6,483	2,727
Net change in cash and cash equivalents	48,611	48,935
Cash and cash equivalents, including restricted cash, at beginning of year	153,270	99,073
Cash and cash equivalents, including restricted cash, at end of period	$201,881	$148,008

See accompanying Notes to Condensed Consolidated Financial Statements

WOODWARD, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

(Unaudited)

	Number of shares			Stockholders' equity
						Accumulated other comprehensive (loss) earnings
	Common stock	Treasury stock	Treasury stock held for deferred compensation	Common stock	Additional paid-in capital	Foreign currency translation adjustments	Unrealized derivative gains (losses)	Minimum retirement benefit liability adjustments	Total accumulated other comprehensive (loss) earnings	Deferred compensation	Retained earnings	Treasury stock at cost	Treasury stock held for deferred compensation	Total stockholders' equity
Balances as of September 30, 2019	72,960	(11,040)	(211)	$106	$207,120	$(53,235)	$(4,955)	$(45,116)	$(103,306)	$9,382	$2,224,919	$(602,098)	$(9,382)	$1,726,741
Cumulative effect from adoption of ASC 842	—	—	—	—	—	—	—	—	—	—	255	—	—	255
Net earnings	—	—	—	—	—	—	—	—	—	—	53,373	—	—	53,373
Other comprehensive earnings (loss), net of tax	—	—	—	—	—	9,768	380	(390)	9,758	—	—	—	—	9,758
Cash dividends paid ($0.1625 per share)	—	—	—	—	—	—	—	—	—	—	(10,064)	—	—	(10,064)
Sales of treasury stock	—	226	—	—	(1,944)	—	—	—	—	—	—	9,502	—	7,558
Stock-based compensation	—	—	—	—	10,982	—	—	—	—	—	—	—	—	10,982
Purchases/transfers of stock by/to deferred compensation plan	—	—	(5)	—	—	—	—	—	—	543	—	—	(543)	—
Distribution of stock from deferred compensation plan	—	—	1	—	—	—	—	—	—	(14)	—	—	14	—
Balances as of December 31, 2019	72,960	(10,814)	(215)	$106	$216,158	$(43,467)	$(4,575)	$(45,506)	$(93,548)	$9,911	$2,268,483	$(592,596)	$(9,911)	$1,798,603

Balances as of September 30, 2020	72,960	(10,277)	(199)	$106	$231,936	$(40,691)	$(20,457)	$(28,646)	$(89,794)	$9,222	$2,427,905	$(577,476)	$(9,222)	$1,992,677
Net earnings	—	—	—	—	—	—	—	—	—	—	41,570	—	—	41,570
Other comprehensive earnings (loss), net of tax	—	—	—	—	—	21,239	(11,038)	(723)	9,478	—	—	—	—	9,478
Cash dividends paid ($0.08125 per share)	—	—	—	—	—	—	—	—	—	—	(5,102)	—	—	(5,102)
Sales of treasury stock	—	285	—	—	(1,011)	—	—	—	—	—	—	12,381	—	11,370
Stock-based compensation	—	—	—	—	13,469	—	—	—	—	—	—	—	—	13,469
Purchases/transfers of stock by/to deferred compensation plan	—	—	(3)	—	—	—	—	—	—	276	—	—	(276)	—
Distribution of stock from deferred compensation plan	—	—	1	—	—	—	—	—	—	(13)	—	—	13	—
Balances as of December 31, 2020	72,960	(9,992)	(201)	$106	$244,394	$(19,452)	$(31,495)	$(29,369)	$(80,316)	$9,485	$2,464,373	$(565,095)	$(9,485)	$2,063,462

See accompanying Notes to Condensed Consolidated Financial Statements

WOODWARD, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

(Unaudited)

Note 1.  Basis of presentation

The Condensed Consolidated Financial Statements of Woodward, Inc. (“Woodward” or the “Company”) as of December 31, 2020 and for the three-months ended December 31, 2020 and 2019, included herein, have not been audited by an independent registered public accounting firm.  These unaudited Condensed Consolidated Financial Statements reflect all normal recurring adjustments that, in the opinion of management, are necessary to present fairly Woodward’s financial position as of December 31, 2020, and the statements of earnings, comprehensive earnings, cash flows, and changes in stockholders’ equity for the periods presented herein.  The results of operations for the three-months ended December 31, 2020 and 2019 are not necessarily indicative of the operating results to be expected for other interim periods or for the full fiscal year.  Dollar and share amounts contained in these Condensed Consolidated Financial Statements are in thousands, except per share amounts, unless otherwise noted.

The unaudited Condensed Consolidated Financial Statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim reporting.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations.  Accordingly, these unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and Notes thereto included in Woodward’s most recent Annual Report on Form 10-K filed with the SEC and other financial information filed with the SEC.

Management is required to use estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, the reported revenues and expenses recognized during the reporting period, and certain financial statement disclosures, in the preparation of the unaudited Condensed Consolidated Financial Statements included herein.  Significant estimates in these unaudited Condensed Consolidated Financial Statements include allowances for credit losses; net realizable value of inventories; variable consideration including customer rebates earned and payable and early payment discounts; warranty reserves; useful lives of property and identifiable intangible assets; the evaluation of impairments of property, intangible assets, and goodwill; the provision for income tax and related valuation reserves; the valuation of derivative instruments; assumptions used in the determination of the funded status and annual expense of pension and postretirement employee benefit plans; the valuation of stock compensation instruments granted to employees, board members and any other eligible recipients; estimates of incremental borrowing rates used when estimating the present value of future lease payments; assumptions used when including renewal options or non-exercise of termination options in lease terms; estimates of total lifetime sales used in the recognition of revenue of deferred material rights and balance sheet classification of the related contract liability; estimates of total sales contract costs when recognizing revenue under the cost-to-cost method; and contingencies.  Actual results could vary from Woodward’s estimates.

In March 2020, the World Health Organization (“WHO”) declared the novel coronavirus ("COVID-19") outbreak a global pandemic. When combined with the various measures enacted by governments and private organizations to contain COVID-19 or slow its spread, the pandemic has adversely impacted global activity and contributed to significant declines and volatility in financial markets; and the Company has likewise been significantly impacted by the global COVID-19 pandemic. The COVID-19 pandemic could continue to have a material adverse impact on economic and market conditions and presents uncertainty and risk with respect to the Company and its performance and financial results, including estimates and assumptions used by management for the reported amount of assets and liabilities.

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

In December 2019, the FASB issued ASU 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes.”  ASU 2019-12 amends ASC 740 to simplify the accounting for income taxes by removing certain exceptions for investments, intraperiod allocations and interim calculations, and adding guidance to reduce complexity in the accounting standard under the FASB’s simplification initiative.  ASU 2019-12 is effective for public entities for fiscal years beginning after December 15, 2020 (fiscal year 2022 for Woodward).  Upon adoption, the amendments in ASU 2019-12 should be applied on a prospective basis to all periods presented.  Early adoption is permitted.  Woodward is currently assessing the impact of the adoption of the new guidance and expects to adopt the new guidance under ASU 2019-12 in fiscal year 2022.

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326):  Measurement of Credit Losses on Financial Instruments.” ASU 2016-13 adds a current expected credit loss (“CECL”) impairment model to U.S. GAAP that is based on expected losses rather than incurred losses. Modified retrospective adoption is required with any cumulative-effect adjustment recorded to retained earnings as of the beginning of the period of adoption. ASU 2016-13 is effective for fiscal years beginning after December 15, 2019 (fiscal year 2021 for Woodward), including interim periods within the year of adoption.

Woodward adopted ASU 2016-13, and all applicable amendments, on October 1, 2020 using the modified retrospective adoption method.  Based on the nature of the Company’s financial instruments included within the scope of this standard, the adoption did not have a material effect on the Condensed Consolidated Financial Statements.  As a result of the adoption of ASU 2016-13, Woodward will utilize current and historical collection data, and will continue to monitor economic conditions in order to assess and determine expected credit losses on a prospective basis.

See details of the Company’s allowance for uncollectible amounts and change in expected credit losses for billed receivables and unbilled receivables (contract assets) at Note 3, Revenue.

Note 3.  Revenue

Sales of Products

Revenue from manufactured products; maintenance, repair and overhaul (“MRO”); and services represented 87%, 12%, and 1%, respectively, of Woodward’s net sales for the three-months ended December 31, 2020, and for the three-months ended December 31, 2019.

The amount of revenue recognized as point in time or over time follows:

	Three-Months Ended December 31, 2020			Three-Months Ended December 31, 2019
	Aerospace	Industrial	Consolidated	Aerospace	Industrial	Consolidated
Point in time	$106,967	$154,195	$261,162	$187,515	$167,942	$355,457
Over time	214,700	61,757	276,457	286,410	78,488	364,898
Total net sales	$321,667	$215,952	$537,619	$473,925	$246,430	$720,355

Accounts Receivable

Accounts receivable consisted of the following:

	December 31, 2020	September 30, 2020
Billed receivables
Trade accounts receivable	$265,732	$307,914
Other (Chinese financial institutions)	46,896	56,640
Total billed receivables	312,628	364,554
Current unbilled receivables (contract assets)	204,592	181,792
Less: Allowance for uncollectible amounts	(7,499)	(8,359)
Total accounts receivable, net	$509,721	$537,987

As of December 31, 2020, “Other assets” on the Condensed Consolidated Balance Sheets includes $12,053 of unbilled receivables not expected to be invoiced and collected within a period of twelve months, compared to $16,751 as of September 30, 2020.  Unbilled receivables not expected to be invoiced and collected within a period of twelve months are primarily attributable to customer delays for deliveries on firm orders in the Aerospace segment due to the impacts of the COVID-19 pandemic.

Accounts receivable in Woodward’s Condensed Consolidated Financial Statements represent the net amount expected to be collected, and an allowance for uncollectible amounts related to credit losses is established based on expected losses in accordance with FASB ASC Topic 326, “Financial Instruments – Credit Losses”.  Expected losses are estimated by reviewing specific customer accounts, taking into consideration aging, credit risk of the customers, and historical payment history, as well as current and forecasted economic conditions, and other relevant factors.

The allowance for uncollectible amounts and change in expected credit losses for trade accounts receivable and unbilled receivables (contract assets) consisted of the following:

Three-Months Ended
December 31, 2020
Balance, beginning	$8,359
Charged to costs and expenses	88
Deductions	(1,171)
Other additions[1]	223
Balance, ending	$7,499

(1)	Includes effects of foreign exchange rate changes during the period.

Contract liabilities

Contract liabilities consisted of the following:

	December 31, 2020		September 30, 2020
	Current	Noncurrent	Current	Noncurrent
Deferred revenue from material rights from GE joint venture formation	$4,242	$232,882	$4,066	$234,240
Deferred revenue from advanced invoicing and/or prepayments from customers	4,182	1,338	3,239	85
Liability related to customer supplied inventory	16,885	—	14,955	—
Deferred revenue from material rights related to engineering and development funding	4,076	136,804	2,360	132,317
Net contract liabilities	$29,385	$371,024	$24,620	$366,642

Woodward recognized revenue of $6,528 in the three-months ended December 31, 2020 from contract liabilities balances recorded as of October 1, 2020, compared to $3,970 in the three-months ended December 31, 2019 from contract liabilities balances recorded as of October 1, 2019.

Remaining performance obligations

Remaining performance obligations related to the aggregate amount of the total contract transaction price of firm orders for which the performance obligation has not yet been recognized in revenue as of December 31, 2020 was $1,274,218, compared to $1,454,406 as of September 30, 2020, the majority of which relate in both periods relate to Woodward’s Aerospace segment.  Woodward expects to recognize almost all of these remaining performance obligations within two years after December 31, 2020.

Remaining performance obligations related to material rights that have not yet been recognized in revenue as of December 31, 2020 was $464,296, compared to $465,668 as of September 30, 2020, of which $8,952 is expected to be recognized in the remainder of fiscal year 2021, $10,625 is expected to be recognized in fiscal year 2022, and the balance is expected to be recognized thereafter.  Woodward expects to recognize revenue from performance obligations related to material rights over the life of the underlying programs, which may be as long as forty years.

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

Revenue by primary market for the Aerospace reportable segment was as follows:

	Three-Months Ended December 31,
	2020	2019
Commercial OEM	$76,081	$158,666
Commercial aftermarket	65,515	125,928
Defense OEM	131,263	140,926
Defense aftermarket	48,808	48,405
Total Aerospace segment net sales	$321,667	$473,925

Revenue by primary market for the Industrial reportable segment was as follows:

	Three-Months Ended December 31,
	2020	2019
Reciprocating engines	$164,922	$174,653
Industrial turbines	51,030	51,500
Renewables[1]	—	20,277
Total Industrial segment net sales	$215,952	$246,430

(1)

Sales in the renewables market were discontinued as of May 1, 2020 following the closing of the divestiture of the renewable power systems business and other related businesses (as described more fully in Note 10, Sale of businesses, and defined therein as the “disposal group”).

The customers who account for approximately 10% or more of net sales of each of Woodward’s reportable segments for the three-months ended December 31, 2020 are as follows:

Customer
Aerospace	The Boeing Company, General Electric Company, Raytheon Technologies
Industrial	Rolls-Royce PLC, Weichai Westport, General Electric Company

Net sales by geographic area, as determined based on the location of the customer, were as follows:

	Three-Months Ended December 31, 2020			Three-Months Ended December 31, 2019
	Aerospace	Industrial	Consolidated	Aerospace	Industrial	Consolidated
United States	$257,546	$43,153	$300,699	$363,912	$51,092	$415,004
Germany	7,506	29,642	37,148	17,278	51,438	68,716
Europe, excluding Germany	20,940	43,068	64,008	38,987	50,501	89,488
China	8,964	65,983	74,947	10,212	53,876	64,088
Asia, excluding China	4,480	28,635	33,115	6,981	31,912	38,893
Other countries	22,231	5,471	27,702	36,555	7,611	44,166
Total net sales	$321,667	$215,952	$537,619	$473,925	$246,430	$720,355

Note 4.  Earnings per share

Basic earnings per share is computed by dividing net earnings available to common stockholders by the weighted-average number of shares of common stock outstanding for the period.

Diluted earnings per share reflects the weighted-average number of shares outstanding after consideration of the dilutive effect of stock options and restricted stock.

The following is a reconciliation of net earnings to basic earnings per share and diluted earnings per share:

	Three-Months Ended December 31,
	2020	2019
Numerator:
Net earnings	$41,570	$53,373
Denominator:
Basic shares outstanding	62,812	61,991
Dilutive effect of stock options and restricted stock	2,080	2,682
Diluted shares outstanding	64,892	64,673
Income per common share:
Basic earnings per share	$0.66	$0.86
Diluted earnings per share	$0.64	$0.83

The following stock option grants were outstanding but were excluded from the computation of diluted earnings per share because their inclusion would have been anti-dilutive.

	Three-Months Ended December 31,
	2020	2019
Options	587	653
Weighted-average option price	$104.99	$104.40

The weighted-average shares of common stock outstanding for basic and diluted earnings per share included the weighted-average treasury stock shares held for deferred compensation obligations of the following:

	Three-Months Ended December 31,
	2020	2019
Weighted-average treasury stock shares held for deferred compensation obligations	200	213

Note 5.  Leases

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

Lease-related assets and liabilities follows:

	Classification on the Condensed Consolidated Balance Sheets	December 31, 2020	September 30, 2020
Assets:
Operating lease assets	Other assets	$20,061	$18,918
Finance lease assets	Property, plant and equipment, net	1,094	1,201
Total lease assets		21,155	20,119

Current liabilities:
Operating lease liabilities	Accrued liabilities	4,950	4,925
Finance lease liabilities	Current portion of long-term debt	1,623	1,634
Noncurrent liabilities:
Operating lease liabilities	Other liabilities	15,683	14,569
Finance lease liabilities	Long-term debt, less current portion	802	1,173
Total lease liabilities		$23,058	$22,301

During the three-months ended December 31, 2019, Woodward determined that the approved plan to divest of the renewable power systems business and other related businesses (as described more fully in Note 10, Sale of businesses, and defined therein as the “disposal group”) represented a triggering event requiring that the long-lived assets attributable to the disposal group be assessed for impairment.  Given the facts and circumstances at that time, Woodward determined that the remaining value of the right-of-use assets of the disposal group were not recoverable and a $639 non-cash impairment charge was recorded during fiscal year 2020.

Lease-related expenses were as follows:

	Three-Months Ended	Three-Months Ended
	December 31, 2020	December 31, 2019
Operating lease expense	$1,553	$1,519
Amortization of finance lease assets	126	147
Interest on finance lease liabilities	18	20
Variable lease expense	322	307
Short-term lease expense	82	175
Sublease income[1]	(168)	(125)
Total lease expense	$1,933	$2,043

(1)	Relates to two separate subleases Woodward has entered into for a leased manufacturing building in Niles, Illinois.

Lease-related supplemental cash flow information was as follows:

	Three-Months Ended December 31, 2020	Three-Months Ended December 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$1,151	$1,254
Operating cash flows for finance leases	18	20
Financing cash flows for finance leases	396	439
Right-of-use assets obtained in exchange for recorded lease obligations:
Operating leases	1,130	3,540
Finance leases	12	1,211

Lessor arrangements

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

Woodward has dedicated manufacturing lines with three of its customers representing embedded leases, all of which qualified as operating leases with undefined quantities of future customer purchase commitments.  Although Woodward expects to allocate some portion of future net sales to these customers to embedded lessor arrangements, it cannot provide expected future undiscounted lease payments from property, plant and equipment leased to customers as of December 31, 2020.  If in the future customers reduce purchases of related products from Woodward, the Company believes it will derive additional value from the underlying equipment by repurposing its use to support other customer arrangements.

Revenue from contracts with customers that included embedded operating leases, which is included in “Net sales” at the Condensed Consolidated Statements of Earnings, was $1,798 for the three-months ended December 31, 2020 and $1,564 for the three-months ended December 31, 2019.

The carrying amount of property, plant and equipment leased to others through embedded leasing arrangements, included in “Property, plant and equipment, net” at the Condensed Consolidated Balance Sheets, follows:

	December 31, 2020	September 30, 2020
Property, plant and equipment leased to others through embedded leasing arrangements	$78,176	$76,655
Less accumulated depreciation	(31,714)	(29,819)
Property, plant and equipment leased to others through embedded leasing arrangements, net	$46,462	$46,836

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

Unamortized deferred revenue from material rights in connection with the JV formation included:

	December 31, 2020	September 30, 2020
Accrued liabilities	$4,242	$4,066
Other liabilities	232,882	234,240

Amortization of the deferred revenue (material right) recognized as an increase to sales was $1,182 for the three-months ended December 31, 2020, and $1,708 for the three-months ended December 31, 2019.

Other income related to Woodward’s equity interest in the earnings of the JV was as follows:

	Three-Months Ended December 31,
	2020	2019
Other income	$2,386	$3,212

Cash distributions to Woodward from the JV, recognized in Net cash provided by operating activities on the Condensed Consolidated Statements of Cash Flows, were as follows:

	Three-Months Ended December 31,
	2020	2019
Cash distributions	$3,500	$3,000

Net sales to the JV were as follows:

	Three-Months Ended December 31,
	2020	2019
Net sales[1]	$10,059	$14,878

(1)

Net sales included a reduction of $4,420 for the three-months ended December 31, 2020 related to royalties owed to the JV by Woodward on sales by Woodward directly to third party aftermarket customers, compared to a reduction to sales of $7,234 for the three-months ended December 31, 2019.

The Condensed Consolidated Balance Sheets include “Accounts receivable” related to amounts the JV owed Woodward, “Accounts payable” related to amounts Woodward owed the JV, and “Other assets” related to Woodward’s net investment in the JV, as follows:

	December 31, 2020	September 30, 2020
Accounts receivable	$2,892	$3,062
Accounts payable	1,478	1,502
Other assets	8,009	9,123

Woodward records in “Other liabilities” amounts invoiced to the JV for support of the JV’s engineering and development projects as an increase to contract liabilities, and records in “Other assets” related incurred expenditures as costs to fulfill a contract.  Woodward’s contract liabilities classified as “Other liabilities” included amounts invoiced to the JV as of December 31, 2020 of $70,697 compared to $70,618 as of fiscal year ended September 30, 2020.  Woodward’s costs to fulfill a contract included in “Other assets” related to JV activities were $70,697 as of December 31, 2020 and $70,618 as of fiscal year ended September 30, 2020.

Note 7.  Financial instruments and fair value measurements

The table below presents information about Woodward’s financial assets that are measured at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques Woodward utilized to determine such fair value as defined by the U.S. GAAP fair value hierarchy.

	At December 31, 2020				At September 30, 2020
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Financial assets:
Cash	$188,104	$—	$—	$188,104	$112,817	$—	$—	$112,817
Investments in term deposits with foreign banks	13,777	—	—	13,777	40,453	—	—	40,453
Equity securities	28,526	—	—	28,526	25,381	—	—	25,381
Total financial assets	$230,407	$—	$—	$230,407	$178,651	$—	$—	$178,651

Financial liabilities:
Cross-currency interest rate swaps	$—	$83,137	$—	$83,137	$—	$51,387	$—	$51,387
Total financial liabilities	$—	$83,137	$—	$83,137	$—	$51,387	$—	$51,387

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

Trade accounts receivable, accounts payable, and short-term borrowings are not remeasured to fair value, as the carrying cost of each approximates its respective fair value.  The estimated fair values and carrying costs of other financial instruments that are not required to be remeasured at fair value in the Condensed Consolidated Balance Sheets were as follows:

		At December 31, 2020		At September 30, 2020
	Fair Value Hierarchy Level	Estimated Fair Value	Carrying Cost	Estimated Fair Value	Carrying Cost
Assets:
Notes receivable from municipalities	2	$13,579	$10,941	$13,413	$11,846
Note receivable from sale of disposal group	2	6,341	6,111	6,341	6,061
Investments in short-term time deposits	2	16,537	16,521	13,678	13,671
Liabilities:
Long-term debt	2	$853,830	$749,172	$935,610	$840,654

In connection with certain economic incentives related to Woodward’s development of a second campus in the greater-Rockford, Illinois area for its Aerospace segment and Woodward’s development of a new campus at its corporate headquarters in Fort Collins, Colorado, Woodward received long-term notes from municipalities within the states of Illinois and Colorado.  The fair value of the long-term notes was estimated based on a model that discounted future principal and interest payments received at an interest rate available to Woodward at the end of the period for similarly rated municipal notes of similar maturity, which is a level 2 input as defined by the U.S. GAAP fair value hierarchy.  The interest rates used to estimate the fair value of the long-term notes were 1.0% at December 31, 2020 and 1.2% at September 30, 2020.

In connection with the sale of the renewable power systems business and other related businesses (as described more fully in Note 10, Sale of businesses, and defined therein as the “disposal group”), Woodward received a long-term promissory note from the buyer for deferral of a portion of the purchase price.  The fair value of the long-term note was estimated based on a model that discounted future principal and interest payments received at an interest rate available to Woodward at the end of the period for similarly rated promissory notes of similar maturity, which is a level 2 input as defined by the U.S. GAAP fair value hierarchy.  The interest rate used to estimate the fair value of the long-term note was 2.3% at both December 31, 2020 and September 30, 2020.

From time to time, certain of Woodward’s foreign subsidiaries will invest excess cash in short-term time deposits with a fixed maturity date of longer than three months but less than one year from the date of the deposit.  Woodward believes that the investments are with creditworthy financial institutions. The fair value of the investments in short-term time deposits was estimated based on a model that discounted future principal and interest payments to be received at an interest rate available to the foreign subsidiary entering into the investment for similar short-term time deposits of similar maturity.  This was determined to be a level 2 input as defined by the U.S. GAAP fair value hierarchy.  The interest rates used to estimate the fair value of the short-term time deposits were 3.9% at December 31, 2020 and 4.4% at September 30, 2020.

The fair value of long-term debt was estimated based on a model that discounted future principal and interest payments at interest rates available to the Woodward at the end of the period for similar debt of the same maturity, which is a level 2 input as defined by the U.S. GAAP fair value hierarchy.  The weighted-average interest rate used to estimate the fair value of long-term debt was 1.3% at December 31, 2020 and 1.5% at September 30, 2020.

Woodward does not have expected credit losses related to any financial assets that are not required to be remeasured at fair value.

Note 8.  Derivative instruments and hedging activities

Derivative instruments not designated or qualifying as hedging instruments

In May 2018, Woodward entered into cross-currency interest rate swap agreements that synthetically converted $167,420 of floating-rate debt under Woodward’s then existing revolving credit agreement to Euro denominated floating-rate debt in conjunction with the L’Orange acquisition (the “Floating-Rate Cross-Currency Swap”). Also in May 2018, Woodward entered into cross-currency interest rate swap agreements that synthetically converted an aggregate principal amount of $400,000 of fixed-rate debt associated with the 2018 Note Purchase Agreement (as defined in Note 16, Credit Facilities, short-term borrowings and long-term debt, in Woodward’s most recently filed Form 10-K) to Euro denominated fixed-rate debt (the “Fixed-Rate Cross-Currency Swaps”). The cross-currency interest rate swaps, which effectively reduce the interest rate on the underlying fixed and floating-rate debt under the 2018 Notes (as defined in Note 16, Credit Facilities, short-term borrowings and long-term debt, in Woodward’s most recently filed Form 10-K) and Woodward’s then existing revolving credit agreement, respectively, is recorded as a reduction to “Interest expense” in Woodward’s Condensed Consolidated Statements of Earnings.

In May 2020, Woodward terminated and settled its Floating-Rate Cross-Currency Swap and Fixed-Rate Cross-Currency Swaps and entered into a new floating-rate cross-currency interest rate swap (the “2020 Floating-Rate Cross-Currency Swap”), with a notional value of $45,000, and five fixed-rate cross-currency interest rate swap agreements (the “2020 Fixed-Rate Cross-Currency Swaps”), with an aggregate notional value of $400,000, which effectively reduced the interest rates on the underlying fixed and floating-rate debt, respectively under the 2018 Notes and Woodward’s existing revolving credit agreement.  The net interest income of the cross-currency interest rate swaps is recorded as a reduction to “Interest expense” in Woodward’s Condensed Consolidated Statements of Earnings.  As of December 31, 2020, the total notional value of the 2020 Floating-Rate Cross-Currency Swap and 2020 Fixed-Rate Cross-Currency Swaps was $37,500 and $400,000, respectively.  See Note 7, Financial Instruments and fair value measurements, for the related fair value of the derivative instruments as of December 31, 2020.

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

In May 2020, Woodward settled the Euro denominated intercompany loan receivable with identical terms and notional value to the Floating-Rate Cross-Currency Swap and reciprocal intercompany cross-currency interest rate swap.  The fair value hedge designated on these instruments was discontinued at the date of settlement.  Concurrent with settlement of the Floating-Rate Cross-Currency Swap and discontinuation of the previous fair value hedging relationship, a US dollar denominated intercompany loan payable with identical terms and notional value as the 2020 Floating-Rate Cross-Currency Swap, together with a reciprocal intercompany floating-rate cross-currency interest rate swap, was entered into by Woodward Barbados Euro Financing SRL (“Euro Barbados”), a wholly owned subsidiary of Woodward.  The US dollar denominated intercompany loan and reciprocal intercompany floating-rate cross-currency interest rate swap is designated as a fair value hedge under the criteria prescribed in ASC 815.  The objective of the derivative instrument is to hedge against the foreign currency exchange risk attributable to the spot remeasurement of the US dollar denominated intercompany loan, as Euro Barbados maintains a Euro functional currency.

For each floating-rate intercompany cross-currency interest rate swap, only the change in the fair value related to the cross-currency basis spread, or excluded component, of the derivative instrument is recognized in accumulated other comprehensive income (“OCI”).  The remaining change in the fair value of the derivative instrument is recognized in foreign currency transaction gain or loss included in “Selling, general and administrative costs” in Woodward’s Condensed Consolidated Statements of Earnings.  The change in the fair value of the derivative instrument in foreign currency transaction gain or loss offsets the change in the spot remeasurement of the intercompany Euro and US dollar denominated loans.  Hedge effectiveness is assessed based on the fair value changes of the derivative instrument, after excluding any fair value changes related to the cross-currency basis spread.  The initial cost of the cross-currency basis spread is recorded in earnings each period through the swap accrual process.  There are no credit-risk-related contingent features associated with the intercompany floating-rate cross-currency interest rate swap.

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

In May 2020, Woodward settled the Euro denominated intercompany loans receivable with identical terms and notional value to the Fixed-Rate Cross-Currency Swaps and reciprocal cross-currency interest rate swaps.  The cash flow hedges designated on these instruments were discontinued at the date of settlement.  Concurrent with settlement of the Fixed-Rate Cross-Currency Swaps and the discontinuation of the previous cash flow hedging relationships, five corresponding US dollar intercompany loans payable, with identical terms and notional values of each tranche of the 2020 Fixed-Rate Cross-Currency Swaps, together with reciprocal fixed-rate intercompany cross-currency interest rate swaps were entered into by Euro Barbados, which are designated as cash flow hedges under the criteria prescribed in ASC 815.  The objective of these derivative instruments is to hedge the risk of variability in cash flows attributable to the foreign currency exchange risk of cash flows for future principal and interest payments associated with the US dollar denominated intercompany loans over a thirteen-year period, as Euro Barbados maintains a Euro functional currency.

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

Derivatives instruments in net investment hedging relationships

On September 23, 2016, Woodward and Woodward International Holding B.V., a wholly owned subsidiary of Woodward organized under the laws of The Netherlands (the “BV Subsidiary”), each entered into a note purchase agreement (the “2016 Note Purchase Agreement”) relating to the sale by Woodward and the BV Subsidiary of an aggregate principal amount of €160,000 of senior unsecured notes in a series of private placement transactions.  Woodward issued €40,000 aggregate principal amount of Woodward’s Series M Senior Notes due September 23, 2026 (the “Series M Notes”).  Woodward designated the Series M Notes as a hedge of a foreign currency exposure of Woodward’s net investment in its Euro denominated functional currency subsidiaries.  Related to the Series M Notes, included in foreign currency translation adjustments within total comprehensive (losses) earnings are net foreign exchange losses of $2,227 for the three-months ended December 31, 2020, compared to net foreign exchange losses of $1,045 for the three-months ended December 31, 2019.

Impact of derivative instruments designated as qualifying hedging instruments

The following table discloses the impact of derivative instruments designated as qualifying hedging instruments on Woodward’s Condensed Consolidated Statements of Earnings:

		Three-Months Ended
		December 31, 2020
Derivatives in:	Location	Amount of (Income) Expense Recognized in Earnings on Derivative	Amount of (Gain) Loss Recognized in Accumulated OCI on Derivative	Amount of (Gain) Loss Reclassified from Accumulated OCI into Earnings
Cross currency interest rate swap agreement designated as fair value hedges	Selling, general and administrative expenses	$1,850	$1,663	$1,850
Cross currency interest rate swap agreements designated as cash flow hedges	Selling, general and administrative expenses	19,110	28,995	19,110
		$20,960	$30,658	$20,960

		Three-Months Ended
		December 31, 2019
Derivatives in:	Location	Amount of (Income) Expense Recognized in Earnings on Derivative	Amount of (Gain) Loss Recognized in Accumulated OCI on Derivative	Amount of (Gain) Loss Reclassified from Accumulated OCI into Earnings
Cross currency interest rate swap agreement designated as fair value hedges	Selling, general and administrative expenses	$2,276	$3,598	$2,683
Cross currency interest rate swap agreements designated as cash flow hedges	Selling, general and administrative expenses	8,991	7,696	8,991
Treasury lock agreement designated as cash flow hedge	Interest expense	(18)	—	(18)
		$11,249	$11,294	$11,656

The remaining unrecognized gains and losses in Woodward’s Condensed Consolidated Balance Sheets associated with derivative instruments that were previously entered into by Woodward, which are classified in accumulated OCI, were net losses of $30,830 as of December 31, 2020 and $21,132 as of September 30, 2020.

Note 9.  Supplemental statement of cash flows information

	Three-Months Ended December 31,
	2020	2019
Interest paid, net of amounts capitalized	$12,280	$10,749
Income taxes paid	4,002	7,086
Income tax refunds received	—	12
Non-cash activities:
Purchases of property, plant and equipment on account	1,699	2,551
Impact of the adoption of ASC 842	—	255

Note 10. Sale of businesses

In fiscal year 2020, Woodward’s board of directors (“the Board”) approved a plan to divest Woodward’s renewable power systems business, protective relays business, and other businesses within the Company’s Industrial segment (collectively, the “disposal group”).

Woodward determined that the approved plan to divest the disposal group represented a triggering event requiring (i) the net assets of the disposal group to be classified as held for sale and (ii) the long-lived assets attributable to the disposal group be assessed for impairment.  Given the facts and circumstances at that time, Woodward determined that the value of the long-lived assets of the disposal group, including goodwill, intangible assets, ROU assets and property, plant, and equipment, were not recoverable and a $22,900 non-cash impairment charge was recorded during fiscal year 2020.  The non-cash impairment charge removed all the goodwill, intangible assets, ROU assets and property, plant, and equipment associated with the disposal group from the Condensed Consolidated Balance Sheets as of December 31, 2019.

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

Note 11.  Inventories

	December 31,	September 30,
	2020	2020
Raw materials	$124,900	$123,626
Work in progress	93,652	92,934
Component parts(1)	266,018	255,980
Finished goods	66,712	66,889
Customer supplied inventory	16,885	14,955
On-hand inventory for which control has transferred to the customer	(122,704)	(116,441)
	$445,463	$437,943

(1)	Component parts include items that can be sold separately as finished goods or included in the manufacture of other products.

Note 12.  Property, plant, and equipment

	December 31,	September 30,
	2020	2020
Land and land improvements	$83,606	$83,095
Buildings and building improvements	553,274	551,540
Leasehold improvements	19,577	18,610
Machinery and production equipment	786,343	776,884
Computer equipment and software	124,290	123,903
Office furniture and equipment	41,825	41,177
Other	19,849	19,814
Construction in progress	36,034	36,367
	1,664,798	1,651,390
Less accumulated depreciation	(678,768)	(653,975)
Property, plant, and equipment, net	$986,030	$997,415

During the three-months ended December 31, 2019, the Company closed on the sale of one of two parcels of real property at Woodward’s former Duarte operations and recorded a pre-tax gain on sale of assets of $13,522.

During the three-months ended December 31, 2019, Woodward determined that the approved plan to divest of the disposal group represented a triggering event requiring the long-lived assets attributable to the disposal group be assessed for impairment.  Given the facts and circumstances at that time, Woodward determined that the remaining value of the plant, property and equipment of the disposal group was not recoverable and a $13,421 non-cash impairment charge was recorded during fiscal year 2020.

For the three-months ended December 31, 2020 and 2019, Woodward had depreciation expense as follows:

	Three-Months Ended
	December 31,
	2020	2019
Depreciation expense	$22,608	$22,546

Note 13.  Goodwill

	September 30, 2020	Effects of Foreign Currency Translation	December 31, 2020
Aerospace	$455,423	$—	$455,423
Industrial	352,829	13,357	366,186
Consolidated	$808,252	$13,357	$821,609

Woodward tests goodwill for impairment during the fourth quarter of each fiscal year, and at any time there is an indication goodwill is more-likely-than-not impaired, commonly referred to as triggering events.  Woodward’s fourth quarter of fiscal year 2020 impairment test resulted in no impairment.

During the three-months ended December 31, 2019, Woodward determined that the approved plan to divest of the disposal group represented a triggering event requiring the long-lived assets attributable to the disposal group be assessed for impairment.  Given the facts and circumstances at the time, Woodward determined that the remaining value of the goodwill of the disposal group was not recoverable, and an $8,640 non-cash impairment charge was recorded during fiscal year 2020.

During the three-months ended December 31, 2020, Woodward determined the economic uncertainty and global disruption caused by the COVID-19 pandemic significantly impacted sales of all business units. Management concluded the overall economic disruption triggered by the COVID-19 pandemic generated a series of factors to consider relative to possible triggering events. However, management further concluded these factors do not individually or collectively represent triggering events that would indicate it was more likely than not that the fair value of a reporting unit is below its carrying amount as of December 31, 2020. Woodward will continue to monitor the impacts of the COVID-19 pandemic on earnings that may impact the carrying value of goodwill and long-lived assets in future periods.

Note 14.  Intangible assets, net

	December 31, 2020			September 30, 2020
	Gross Carrying Value	Accumulated Amortization	Net Carrying Amount	Gross Carrying Value	Accumulated Amortization	Net Carrying Amount
Intangible assets with finite lives:
Customer relationships and contracts:
Aerospace	$281,683	$(199,985)	$81,698	$281,683	$(196,520)	$85,163
Industrial	447,664	(63,492)	384,172	429,249	(57,045)	372,204
Total	$729,347	$(263,477)	$465,870	$710,932	$(253,565)	$457,367

Intellectual property:
Aerospace	$—	$—	$—	$—	$—	$—
Industrial	15,816	(15,724)	92	15,778	(15,640)	138
Total	$15,816	$(15,724)	$92	$15,778	$(15,640)	$138

Process technology:
Aerospace	$76,370	$(64,760)	$11,610	$76,371	$(63,956)	$12,415
Industrial	94,506	(23,711)	70,795	90,945	(22,300)	68,645
Total	$170,876	$(88,471)	$82,405	$167,316	$(86,256)	$81,060

Other intangibles:
Aerospace	$—	$—	$—	$—	$—	$—
Industrial	245	(212)	33	235	(183)	52
Total	$245	$(212)	$33	$235	$(183)	$52

Intangible asset with indefinite life:
Tradename:
Aerospace	$—	$—	$—	$—	$—	$—
Industrial	71,321	—	71,321	68,094	—	68,094
Total	$71,321	$—	$71,321	$68,094	$—	$68,094

Total intangibles:
Aerospace	$358,053	$(264,745)	$93,308	$358,054	$(260,476)	$97,578
Industrial	629,552	(103,139)	526,413	647,738	(138,605)	509,133
Consolidated Total	$987,605	$(367,884)	$619,721	$1,005,792	$(399,081)	$606,711

Woodward tests the indefinite lived tradename intangible asset for impairment during the fourth quarter of each fiscal year, or at any time there is an indication the indefinite lived tradename intangible asset is more-likely-than-not impaired commonly referred to as triggering events.  Woodward’s fourth quarter of fiscal year 2020 impairment test resulted in no impairment.

During the three-months ended December 31, 2019, Woodward determined that the approved plan to divest of the disposal group represented a triggering event requiring the long-lived assets attributable to the disposal group be assessed for impairment.  Given the facts and circumstances at that time, Woodward determined that the remaining value of the intangible assets of the disposal group was not recoverable, and a $200 non-cash impairment charge was recorded during fiscal year 2020.

For the three-months ended December 31, 2020 and 2019, Woodward recorded amortization expense associated with intangibles of the following:

	Three-Months Ended
	December 31,
	2020	2019
Amortization expense	$10,469	$9,905

Future amortization expense associated with intangibles is expected to be:

Year Ending September 30:
2021 (remaining)	$31,888
2022	39,683
2023	38,632
2024	34,880
2025	29,665
Thereafter	373,652
$548,400

Note 15.  Credit facilities, short-term borrowings and long-term debt

Revolving credit facility

Woodward maintains a $1,000,000 revolving credit facility established under a revolving credit agreement among Woodward, a syndicate of lenders and Wells Fargo Bank, National Association, as administrative agent (the “Revolving Credit Agreement”).  The Revolving Credit Agreement provides for the option to increase available borrowings up to $1,500,000, subject to lenders’ participation.  Borrowings under the Revolving Credit Agreement can be made by Woodward and certain of its foreign subsidiaries in U.S. dollars or in foreign currencies other than the U.S. dollar and generally bear interest at LIBOR plus 0.875% to 1.75%.  The Revolving Credit Agreement matures on June 19, 2024.  Under the Revolving Credit Agreement, there were no borrowings outstanding as of December 31, 2020 and September 30, 2020.

Short-term borrowings

Woodward has other foreign lines of credit and foreign overdraft facilities at various financial institutions, which are generally reviewed annually for renewal and are subject to the usual terms and conditions applied by the financial institutions.  Pursuant to the terms of the related facility agreements, Woodward’s foreign performance guarantee facilities are limited in use to providing performance guarantees to third parties.  There were no borrowings outstanding on Woodward’s foreign lines of credit and foreign overdraft facilities as of December 31, 2020 and September 30, 2020.

Long-term debt

On November 15, 2020, Woodward paid the entire principal balance of $100,000 on its Series G and J Notes using cash on hand and proceeds from borrowings under its existing revolving credit facility.

Note 16.  Accrued liabilities

	December 31,	September 30,
	2020	2020
Salaries and other member benefits	$40,392	$50,850
Warranties	21,079	18,972
Interest payable	5,501	15,281
Accrued retirement benefits	3,063	3,051
Restructuring charges	1,596	3,395
Taxes, other than income	26,432	13,925
Net current contract liabilities (Note 3)	29,385	24,620
Other	28,484	21,700
	$155,932	$151,794

Warranties

Provisions of Woodward’s sales agreements include product warranties customary to these types of agreements.  Accruals are established for specifically identified warranty issues that are probable to result in future costs.  Warranty costs are accrued as revenue is recognized on a non-specific basis whenever past experience indicates a normal and predictable pattern exists.

Changes in accrued product warranties were as follows:

	Three-Months Ended December 31,
	2020	2019
Warranties, beginning of period	$18,972	$27,309
Expense, net of recoveries	1,389	(4,333)
Reductions for settlement of previous warranty liabilities	392	(4,277)
Foreign currency exchange rate changes	326	228
Warranties, end of period	$21,079	$18,927

Restructuring charges

During the third quarter of fiscal year 2020, the Company committed to a plan of termination (the “Termination Plan”) in response to the ongoing global economic challenges resulting from the COVID-19 pandemic and its impact on the Company’s business. The Termination Plan involved the termination and/or furlough of employees and contractors at certain of the Company’s operating facilities, primarily in the United States. As a result of the Termination Plan, the Company incurred $23,673 of restructuring charges related to employee severance and benefits costs as of September 30, 2020.  All of the restructuring charges recorded during the fiscal year ended September 30, 2020 were recorded as nonsegment expenses.

The summary of activity in accrued restructuring charges during the three-months ended December 31, 2020 and December 31, 2019 are as follows:

		Period Activity
	Balances as of September 30, 2020	Charges (reductions)	Cash receipts (payments)	Foreign currency exchange rate changes	Non-cash activity	Balances as of December 31, 2020
Workforce management costs associated with:
COVID-19 pandemic	$3,395	$—	$(1,742)	$45	$(102)	$1,596
Total	$3,395	$—	$(1,742)	$45	$(102)	$1,596

		Period Activity
	Balances as of September 30, 2019	Charges (reductions)	Cash receipts (payments)	Foreign currency exchange rate changes	Non-cash activity	Balances as of December 31, 2019
Workforce management costs associated with:
Duarte plant relocation	$440	$—	$(228)	$—	$—	$212
Industrial turbomachinery business realignment	67	—	—	—	(24)	43
Total	$507	$—	$(228)	$—	$(24)	$255

Note 17.  Other liabilities

	December 31,	September 30,
	2020	2020
Net accrued retirement benefits, less amounts recognized within accrued liabilities	$120,313	$114,013
Total unrecognized tax benefits	10,602	10,230
Noncurrent income taxes payable	18,322	18,322
Deferred economic incentives (1)	8,852	9,105
Cross-currency swap derivative liability	83,137	51,387
Noncurrent operating lease liabilities	15,683	14,569
Net noncurrent contract liabilities	371,024	366,642
Other	26,355	33,637
	$654,288	$617,905
(1)

Woodward receives certain economic incentives from various state and local authorities related to capital expansion projects.  Such amounts are initially recorded as deferred credits and are being recognized as a reduction to pre-tax expense over the economic lives of the related capital expansion projects.

Note 18.  Other (income) expense, net

	Three-Months Ended
	December 31,
	2020	2019
Equity interest in the earnings of the JV (Note 6)	$(2,386)	$(3,212)
Net gain on sales of assets and businesses(1)	(588)	(13,547)
Rent income	(350)	(251)
Net gain on investments in deferred compensation program	(983)	(1,244)
Other components of net periodic pension and other postretirement benefit, excluding service cost and interest expense	(3,650)	(3,047)
Other	(166)	(124)
	$(8,123)	$(21,425)
(1)	Included in net gain on sale of assets and businesses for the three-months ended December 31, 2019 was the pre-tax gain on sale of Duarte real property in the amount of $13,522.

Note 19.  Income taxes

The determination of the estimated annual effective tax rate is based upon a number of significant estimates and judgments.  In addition, as a global commercial enterprise, Woodward’s tax expense can be impacted by changes in tax rates or laws, the finalization of tax audits and reviews, changes in the estimate of the amount of undistributed foreign earnings that Woodward considers indefinitely reinvested, issuance of future guidance, interpretation, and rule-making, and other factors that cannot be predicted with certainty.  As such, there can be significant volatility in interim tax provisions.

The following table sets forth the tax expense and the effective tax rate for Woodward’s earnings before income taxes:

	Three-Months Ended
	December 31,
	2020	2019
Earnings before income taxes	$47,584	$61,548
Income tax expense	6,014	8,175
Effective tax rate	12.6%	13.3%

The decrease in the effective tax rate for the three-months ended December 31, 2020 compared to the three-months ended December 31, 2019 is primarily attributable to the impact of decreased projected full-year earnings for fiscal year 2021 relative to the expected tax benefits from the research credit, net excess income tax benefit from stock-based compensation, and various state income tax credits.  This decrease was partially offset by the tax benefit associated with the impairment of assets held for sale in the first quarter of fiscal year 2020 that did not repeat in the current quarter and increased taxes on combined foreign earnings.

Gross unrecognized tax benefits were $10,194 as of December 31, 2020, and $9,851 as of September 30, 2020.  At December 31, 2020, the amount of the liability for unrecognized tax benefits that, if recognized, would impact Woodward’s effective tax rate was $4,948.  At this time, Woodward believes it is reasonably possible that the liability for unrecognized tax benefits will decrease by as much as $1,884 in the next twelve months due to the completion of review by tax authorities, lapses of statutes, and the settlement of tax positions.  Woodward’s tax expense includes accruals for potential interest and penalties related to unrecognized tax benefits and all other interest and penalties related to tax payments.

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

The amount of expense associated with defined contribution plans was as follows:

	Three-Months Ended
	December 31,
	2020	2019
Company costs	$8,036	$8,704

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

U.S. GAAP requires that, for obligations outstanding as of September 30, 2020, the funded status reported in interim periods shall be the same asset or liability recognized in the previous year end statement of financial position adjusted for (a) subsequent accruals of net periodic benefit cost that exclude the amortization of amounts previously recognized in other comprehensive income (for example, subsequent accruals of service cost, interest cost, and return on plan assets) and (b) contributions to a funded plan or benefit payments.

The components of the net periodic retirement pension costs recognized are as follows:

	Three-Months Ended December 31,
	United States		Other Countries		Total
	2020	2019	2020	2019	2020	2019
Service cost	$432	$415	$729	$710	$1,161	$1,125
Interest cost	1,239	1,398	333	321	1,572	1,719
Expected return on plan assets	(3,536)	(3,087)	(602)	(832)	(4,138)	(3,919)
Amortization of:
Net actuarial loss	135	358	228	261	363	619
Prior service cost	242	234	6	6	248	240
Net periodic retirement pension (benefit) cost	$(1,488)	$(682)	$694	$466	$(794)	$(216)
Contributions paid	$—	$—	$543	$1,131	$543	$1,131

The components of net periodic retirement pension costs other than the service cost and interest cost components are included in the line item “Other (income) expense, net” in the Condensed Consolidated Statements of Earnings.  The interest cost component is included in the line item “Interest expense” in the Condensed Consolidated Statements of Earnings.

The components of the net periodic other postretirement benefit costs recognized are as follows:

	Three-Months Ended
	December 31,
	2020	2019
Service cost	$—	$1
Interest cost	150	195
Amortization of:
Net actuarial loss	7	12
Prior service cost (benefit)	—	1
Net periodic other postretirement cost	$157	$209
Contributions paid	$38	$345

The components of net periodic other postretirement benefit costs other than the service cost and interest cost components are included in the line item “Other (income) expense, net” in the Condensed Consolidated Statements of Earnings.  The interest cost component is included in the line item “Interest expense” in the Condensed Consolidated Statements of Earnings.

The amount of cash contributions made to these plans in any year is dependent upon a number of factors, including minimum funding requirements in the jurisdictions in which Woodward operates and arrangements made with trustees of certain foreign plans.  As a result, the actual funding in fiscal year 2021 may differ from the current estimate.  Woodward estimates its remaining cash contributions in fiscal year 2021 will be as follows:

Retirement pension benefits:
United States	$—
United Kingdom	512
Japan	—
Germany	868
Other postretirement benefits	3,075

Multiemployer defined benefit plans

Woodward operates multiemployer defined benefit plans for certain employees in both the Netherlands and Japan.  The amounts of contributions associated with the multiemployer defined benefit plans were as follows:

	Three-Months Ended
	December 31,
	2020	2019
Company contributions	$68	$70

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

The 2017 Plan was approved by Woodward’s stockholders in January 2017 and is a successor plan to the 2006 Plan.  As of September 14, 2016, the effective date of the 2017 Plan, the Board delegated authority to administer the 2017 Plan to the compensation committee of the Board (the “Committee”), including, but not limited to, the power to determine the recipients of awards and the terms of those awards.  On January 29, 2020, Woodward’s stockholders approved an additional 1,000 shares of Woodward’s common stock to be made available for future grants.  Under the 2017 Plan, there were approximately 1,228 shares of Woodward’s common stock available for future grants as of December 31, 2020 and 1,972 shares as of September 30, 2020.

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

	Three-Months Ended
	December 31,
	2020			2019
Weighted-average exercise price per share	$81.06			$104.82
Weighted-average grant date market value of Woodward stock	$81.06			$104.82
Expected term (years)	6.5	-	8.7	6.4	-	8.7
Estimated volatility	33.3%	-	36.1%	25.7%	-	30.1%
Estimated dividend yield	0.3%	-	0.4%	0.6%
Risk-free interest rate	0.4%	-	0.6%	1.6%	-	1.7%

The following is a summary of the activity for stock option awards during the three-months ended December 31, 2020:

	Three-Months Ended
	December 31, 2020
	Number of options	Weighted-Average Exercise Price per Share
Options, beginning balance	5,443	$62.00
Options granted	747	81.06
Options exercised	(286)	39.82
Options forfeited	(3)	87.38
Options, ending balance	5,901	65.47

Changes in non-vested stock options during the three-months ended December 31, 2020 were as follows:

	Three-Months Ended
	December 31, 2020
	Number of options	Weighted-Average Grant Date Fair Value per Share
Non-vested options outstanding, beginning balance	2,078	$24.69
Options granted	747	27.73
Options vested	(652)	25.81
Options forfeited	(3)	25.18
Non-vested options outstanding, ending balance	2,170	25.40

Information about stock options that have vested, or are expected to vest, and are exercisable at December 31, 2020 was as follows:

	Number	Weighted-Average Exercise Price	Weighted-Average Remaining Life in Years	Aggregate Intrinsic Value
Options outstanding	5,901	$65.47	6.4	$330,818
Options vested and exercisable	3,731	55.73	5.0	245,492
Options vested and expected to vest	5,797	65.20	6.3	326,577

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

At December 31, 2020, there was approximately $16,759 of total unrecognized compensation expense related to non-vested stock-based compensation arrangements, including both stock options and restricted stock awards.  The pre-vesting forfeiture rates for purposes of determining stock-based compensation expense recognized were estimated to be 0% for members of the Board and 7.3% for all others.  The remaining unrecognized compensation cost is expected to be recognized over a weighted-average period of approximately 2.3 years.

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

A summary of consolidated net sales and earnings by segment follows:

	Three-Months Ended
	December 31,
	2020	2019
Segment external net sales:
Aerospace	$321,667	$473,925
Industrial	215,952	246,430
Total consolidated net sales	$537,619	$720,355
Segment earnings:
Aerospace	$46,466	$92,911
Industrial	32,888	28,230
Nonsegment expenses	(23,359)	(51,071)
Interest expense, net	(8,411)	(8,522)
Consolidated earnings before income taxes	$47,584	$61,548

Segment assets consist of accounts receivable; inventories; property, plant, and equipment, net; goodwill; and other intangibles, net.  A summary of consolidated total assets by segment follows:

	December 31, 2020	September 30, 2020
Segment assets:
Aerospace	$1,717,820	$1,752,516
Industrial	1,560,889	1,529,411
Unallocated corporate property, plant and equipment, net	103,830	106,380
Other unallocated assets	576,966	515,029
Consolidated total assets	$3,959,505	$3,903,336

Note 24.  Subsequent events

On January 27, 2021, the Board approved a cash dividend of $0.1625 per share for the quarter, payable on March 8, 2021, for stockholders of record as of February 22, 2021.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Amounts in thousands, except per share amounts)

Forward Looking Statements

This Quarterly Report on Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements regarding future events and our future results within the meaning of the Private Securities Litigation Reform Act of 1995.  All statements other than statements of historical fact are statements that are deemed forward-looking statements.  These statements are based on current expectations, estimates, forecasts, and projections about the industries in which we operate and the beliefs and assumptions of management.  Words such as “anticipate,” “believe,” “estimate,” “seek,” “goal,” “expect,” “forecast,” “intend,” “continue,” “outlook,” “plan,” “project,” “target,” “strive,” “can,” “could,” “may,” “should,” “will,” “would,” variations of such words, and similar expressions are intended to identify such forward-looking statements.  In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, and other characteristics of future events or circumstances are forward-looking statements.  Forward-looking statements may include, among others, statements relating to:

•	the impacts on our business relating to the global COVID-19 pandemic, including the impacts thereof to supply and demand, and measures taken by governments and private industry in response;
•	future sales, earnings, cash flow, uses of cash, and other measures of financial performance;
•	trends in our business and the markets in which we operate, including expectations in those markets in future periods;
•	our expected expenses in future periods and trends in such expenses over time;
•	descriptions of our plans and expectations for future operations;
•	our expectations with regard to the status of the Boeing 737 MAX aircraft, the related impact on our original equipment manufacturer and initial provision sales, and the aircraft’s return to service;
•	plans and expectations relating to the performance of our joint venture with General Electric Company;
•	investments in new campuses, business sites and related business developments;
•	the effect of economic trends or growth;
•	the expected levels of activity in particular industries or markets and the effects of changes in those levels;
•	the scope, nature, or impact of acquisition activity and integration of such acquisition into our business;
•	the research, development, production, and support of new products and services;
•	new business opportunities;
•	restructuring and alignment costs and savings;
•	our plans, objectives, expectations and intentions with respect to business opportunities that may be available to us;
•	our liquidity, including our ability to meet capital spending requirements and operations;
•	future repurchases of common stock;
•	future levels of indebtedness and capital spending;
•	the stability of financial institutions, including those lending to us;
•	pension and other postretirement plan assumptions and future contributions; and
•	our tax rate and other effects of changes in tax law.

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

OVERVIEW

COVID-19 Pandemic

In March 2020, the World Health Organization (“WHO”) declared the COVID-19 outbreak a pandemic. In an effort to contain COVID-19 or slow its spread, governments and private industry around the world have enacted various measures, including orders to temporarily close businesses not deemed “essential,” isolate residents to their homes or places of residence, and mandate social distancing.  We have generally been deemed an essential business and therefore have continued to operate during the pandemic.

As a result of the global health crisis caused by COVID-19 and the related responses of governments and private industry, we have experienced declining demand, and both our aerospace and industrial markets have been significantly impacted economically. Outbreaks in various regions have also resulted in the extended shutdown of certain businesses in those regions, which has resulted in disruptions or delays to our supply chain. In an effort to protect the health and safety of our employees, we have implemented enhanced cleaning protocols and adopted social distancing policies at all of our locations, including working from home, reducing the number of people working in locations at any one time, and generally suspending employee travel. We have also taken steps to align our business with the unfavorable economic conditions, including the implementation of enhanced measures through our global supply chain and business unit management teams to ensure we are efficiently utilizing inventory on hand. We have increased focus on reducing working capital and have limited capital expenditures to business-critical items.  In addition, we have taken specific actions to reduce all non-essential costs and we have implemented workforce management actions through a hiring freeze, staff reductions, reduction in employee hours and/or salaries, furloughs, temporary layoffs, wage freezes, or a combination of these actions, at many of our locations.

Although we have experienced certain impacts from the global emergence of the COVID-19 pandemic, the full extent it will have on our business is currently unknown. When COVID-19 is demonstrably contained, we anticipate an improvement in economic activity; however, the timing and degree of such improvement will depend on the rate and pace of recovery, and the effectiveness of the containment efforts deployed by various national, state, and local governments. We will continue to actively monitor the situation and may take further actions potentially altering our business operations that we determine are in the best interests of our employees, customers, communities, business partners, suppliers, and shareholders, or as required by federal, state, or local authorities. It is not clear what the potential effects any such alterations or modifications may have on our business in future periods, including the effects on the Company's customers, employees, and prospects, or on our financial results.

Divestiture of the Renewables business and related businesses

In the first quarter of fiscal year 2020, Woodward’s board of directors approved a plan to divest our renewable power systems business, protective relay business, and other businesses within the Industrial segment (collectively, the “disposal group”).  The assets of the disposal group were primarily located in Germany, Poland and Bulgaria and the transactions consummating the sale of the disposal group were completed on April 30, 2020 (the “Closing”).

Financial information for the disposal group is reflected in our financial statements prior to the date of Closing.

Operational Highlights

Quarter to Date Highlights

Net sales for the first quarter of fiscal year 2021 were $537,619, a decrease of 25.4% from $720,355 for the first quarter of the prior fiscal year.  Foreign currency exchange rates had a favorable impact on net sales of $9,478 for the first quarter of fiscal year 2021 as compared to the same period of the prior year.  There were no sales for the disposal group for the first quarter of fiscal year 2021, as the disposal group was divested on April 30, 2020.  Net sales excluding the disposal group for the first quarter of fiscal year 2020 were $691,789.  Aerospace segment net sales for the first quarter of fiscal year 2021 were down 32.1% to $321,667, compared to $473,925 for the first quarter of the prior fiscal year.  Industrial segment net sales for the first quarter of fiscal year 2021 were $215,952, down 12.4%, compared to $246,430 for the first quarter of fiscal year 2020. Foreign currency exchange rates had a favorable impact on Industrial segment net sales of $9,287 for the first quarter of fiscal year 2021 as compared to the same period of the prior year.  Industrial segment net sales excluding the disposal group were $217,864 for the first quarter of fiscal year 2020.

Net earnings and adjusted net earnings for the first quarter of fiscal year 2021 were both $41,570, or $0.64 per diluted share.  Net earnings for the first quarter of fiscal year 2020 were $53,373, or $0.83 per diluted share, and adjusted net earnings for the first quarter of fiscal year 2020 were $71,214, or $1.10 per diluted share.  Net earnings excluding the disposal group were $51,126 for the first quarter of fiscal year 2020.

The effective tax rate and adjusted effective tax rate in the first quarter of fiscal year 2021 was 12.6%.  The effective tax rate in the first quarter of fiscal year 2020 was 13.3%, and the adjusted effective tax rate in the first quarter of fiscal year 2020 was 17.1%.

Earnings before interest and taxes (“EBIT”) for the first quarter of fiscal year 2021 was $55,995, down 20.1% from $70,070 in the same period of fiscal year 2020.  Earnings before interest, taxes, depreciation and amortization (“EBITDA”) for the first quarter of fiscal year 2021 was $89,072, down 13.1% from $102,521 for the same period of fiscal year 2020.  No adjustments were made to EBIT or EBITDA for the first quarter of fiscal year 2021.  Adjusted EBIT and adjusted EBITDA for the first quarter of fiscal year 2020 were $94,450 and $126,901, respectively.

Aerospace segment earnings as a percent of segment net sales were 14.4% in the first quarter of fiscal year 2021, compared to 19.6% in the first quarter of the prior fiscal year.  Industrial segment earnings as a percent of segment net sales in the first quarter of fiscal year 2021 were 15.2%, compared to 11.5% in the first quarter of the prior fiscal year. Industrial segment earnings excluding the disposal group were 11.9% of Industrial segment net sales excluding the disposal group for the first quarter of fiscal year 2020.

Sales excluding the disposal group, adjusted net earnings, earnings excluding the disposal group, adjusted earnings per share, EBIT, adjusted EBIT, EBITDA, and adjusted EBITDA are non-U.S. GAAP financial measures.  A description of these measures as well as a reconciliation of these non-U.S. GAAP financial measures to the closest U.S. GAAP financial measures can be found under the caption “Non-U.S. GAAP Measures” in this Item 2 – Management’s Discussion and Analysis of Financial Conditions and Results of Operations.

Liquidity Highlights

Net cash provided by operating activities for the first quarter of fiscal year 2021 was $146,725, compared to $27,445 for the first quarter of fiscal year 2020.  The increase in net cash provided by operating activities in the first quarter of fiscal year 2021 compared to the first quarter of the prior fiscal year is primarily attributable to the timing of cash received from customers and cash payments for annual bonuses, which were paid in the first quarter of fiscal year 2020, while no such payments were made in the first quarter of fiscal year 2021.

For the first quarter of fiscal year 2021, free cash flow, which we define as net cash flows from operating activities less payments for property, plant and equipment, was $139,462, compared to $10,213 for the first quarter of fiscal year 2020.  Adjusted free cash flow, which we define as free cash flow, plus the proceeds from the sale of real property at our former Duarte, California operations was $28,980 for the first quarter of fiscal year 2020.  No adjustments were made to free cash flow for the first quarter of fiscal year 2021.  Free cash flow and adjusted free cash flow are non-U.S. GAAP financial measures.  A description of these measures as well as a reconciliation of these non-U.S. GAAP financial measures to the closest U.S. GAAP financial measures can be found under the caption “Non-U.S. GAAP Measures” in this Item 2 – Management’s Discussion and Analysis of Financial Conditions and Results of Operations.

At December 31, 2020, we held $201,881 in cash and cash equivalents, and had total outstanding debt of $747,087.  We have additional borrowing availability of $988,367, net of outstanding letters of credit, under our revolving credit agreement.  At December 31, 2020, we also had additional borrowing capacity of $7,648 under various foreign lines of credit and foreign overdraft facilities.

RESULTS OF OPERATIONS

The following table sets forth consolidated statements of earnings data as a percentage of net sales for each period indicated:

	Three-Months Ended
	December 31, 2020	% of Net Sales	December 31, 2019	% of Net Sales
Net sales	$537,619	100%	$720,355	100%
Costs and expenses:
Cost of goods sold	401,640	74.7%	534,917	74.3%
Selling, general, and administrative expenses	56,111	10.4%	62,045	8.6%
Research and development costs	31,996	6.0%	36,846	5.1%
Impairment of assets sold	—	0.0%	37,902	5.3%
Interest expense	8,906	1.7%	9,009	1.3%
Interest income	(495)	(0.1)%	(487)	(0.1)%
Other (income) expense, net	(8,123)	(1.5)%	(21,425)	(3.0)%
Total costs and expenses	490,035	91.1%	658,807	91.5%
Earnings before income taxes	47,584	8.9%	61,548	8.5%
Income tax expense	6,014	1.1%	8,175	1.1%
Net earnings	$41,570	7.7%	$53,373	7.4%

Other select financial data:

	December 31,	September 30,
	2020	2020
Working capital	$918,444	$818,533
Current portion of long-term debt	1,623	101,634
Total debt	747,087	838,483
Total stockholders’ equity	2,063,462	1,992,677

Net Sales

Consolidated net sales for the first quarter of fiscal year 2021 decreased by $182,736, or 25.4%, compared to the same period of fiscal year 2020.

Details of the changes in consolidated net sales are as follows:

Three-Month Period
Consolidated net sales for the period ended December 31, 2019	$720,355
Aerospace volume	(150,037)
Industrial volume	(11,415)
Disposals group divestiture impact	(28,566)
Noncash consideration	(6,318)
Effects of changes in price and sales mix	4,122
Effects of changes in foreign currency rates	9,478
Consolidated net sales for the period ended December 31, 2020	$537,619

The decrease in consolidated net sales for the first quarter of fiscal year 2021 is primarily attributable to the decline in sales volume related to the ongoing impact of the COVID-19 pandemic.  In the Aerospace segment, the decrease in net sales volumes is primarily attributable to lower commercial sales as a result of the secular decline in global passenger traffic and original equipment manufacturer (“OEM”) production rates, plant closures and furloughs, all as a result of the global COVID-19 pandemic.  In the Industrial segment, the decrease in net sales volumes is primarily attributable to the divestiture of the disposal group, continued weakness in the oil and gas market and the associated aftermarket, and the ongoing impact of the COVID-19 pandemic, partially offset by favorable effects of foreign currency exchange rates.

Costs and Expenses

Cost of goods sold decreased by $133,277 to $401,640, or 74.7% of net sales, for the first quarter of fiscal year 2021, from $534,917, or 74.3% of net sales, for the first quarter of fiscal year 2020.  Cost of goods sold decreased in the first quarter of fiscal year 2021 primarily due to lower sales volume as a result of global disruption from the COVID-19 pandemic and the elimination of annual bonus for fiscal year 2021.

Gross margin (as measured by net sales less cost of goods sold, divided by net sales) was 25.3% for the first quarter of fiscal year 2021, compared to 25.7% for the first quarter of fiscal year 2020.  Gross margin decreased for the first quarter of fiscal year 2021 compared to the same period of the prior year primarily due to lower Aerospace OEM and aftermarket sales volume as a result of global disruption from the COVID-19 pandemic.

Selling, general and administrative expenses decreased by $5,934, or 9.6%, to $56,111 for the first quarter of fiscal year 2021, compared to $62,045 for the first quarter of fiscal year 2020.  Selling, general, and administrative expenses as a percentage of net sales increased to 10.4% for the first quarter of fiscal year 2021, compared to 8.6% for the first quarter of fiscal year 2020.  The decrease in selling, general and administrative expenses for the first quarter of fiscal year 2021 compared to same period of the prior year primarily due to savings from cost reduction initiatives.

Research and development costs decreased by $4,850, or 13.2%, to $31,996 for the first quarter of fiscal year 2021, as compared to $36,846 for the first quarter of fiscal year 2020.  Research and development costs as a percentage of net sales increased to 6.0% for the first quarter of fiscal year 2021, as compared to 5.1% for the first quarter of fiscal year 2020.  Research and development costs decreased primarily due to savings from cost reduction initiatives.  Our research and development activities extend across almost all of our customer base, and we anticipate ongoing variability in research and development due to the timing of customer business needs on current and future programs.

Impairment of assets sold was comprised entirely of a charge of $37,902 recognized in the first quarter of fiscal year 2020.  Woodward’s board of directors approved a plan to divest the disposal group, which resulted in the recognition of the associated assets and liabilities as held for sale at that time. Concurrently, Woodward determined that the assets held for sale, net of any liabilities held for sale, were impaired and recognized a non-cash impairment charge of $37,902, representing the write down of the associated net assets held for sale to their fair market value as of December 31, 2019.

Interest expense decreased by $103, or 1.1%, to $8,906 for the first quarter of fiscal year 2021, compared to $9,009 for the first quarter of fiscal year 2020.  Interest expense increased as a percentage of net sales to 1.7% for the first quarter of fiscal year 2021, as compared to 1.3% for the first quarter of fiscal year 2020. In the first quarter of fiscal year 2021, we have paid the entire balance of two series of private placement notes totaling $100,000 primarily using free cash flow and proceeds from our revolving credit facility.  The revolving credit facility bears interest at a substantially lower rate than the private placement notes that were paid.

Other income decreased by $13,302 to $8,123 for the first quarter of fiscal year 2021, compared to $21,425 for the first quarter of fiscal year 2020.  Other income decreased in the first quarter of fiscal year 2021 compared to the first quarter of fiscal year 2020 primarily due to a gain on the sale of a portion of our property in Duarte, California in the amount of $13,552, which was recognized in the first quarter of fiscal year 2020.

Income taxes were provided at an effective rate on earnings before income taxes of 12.6% for the first quarter of fiscal year 2021 and 13.3% for the first quarter of fiscal year 2020.

The decrease in the effective tax rate for the first quarter of fiscal year 2021 compared to the same period of the prior year is primarily attributable to the impact of decreased projected full-year earnings for fiscal year 2021 relative to the expected tax benefits from the research credit, net excess income tax benefit from stock-based compensation, and various state income tax credits. This decrease was partially offset by the tax benefit associated with the impairment of assets held for sale in the first quarter of fiscal year 2020 that did not repeat in the current quarter and increased taxes on combined foreign earnings.

Segment Results

The following table presents sales by segment:

	Three-Months Ended December 31,
	2020		2019
Net sales:
Aerospace	$321,667	59.8%	$473,925	65.8%
Industrial	215,952	40.2%	246,430	34.2%
Consolidated net sales	$537,619	100%	$720,355	100%

The following table presents earnings by segment and reconciles segment earnings to consolidated net earnings:

	Three-Months Ended December 31,
	2020	2019
Aerospace	$46,466	$92,911
Industrial	32,888	28,230
Nonsegment expenses	(23,359)	(51,071)
Interest expense, net	(8,411)	(8,522)
Consolidated earnings before income taxes	47,584	61,548
Income tax expense	(6,014)	(8,175)
Consolidated net earnings	$41,570	$53,373

The following table presents segment earnings as a percent of segment net sales:

	Three-Months Ended December 31,
	2020	2019
Aerospace	14.4%	19.6%
Industrial	15.2%	11.5%

Aerospace

Aerospace segment net sales decreased by $152,258, or 32.1%, to $321,667 for the first quarter of fiscal year 2021, compared to $473,925 for the first quarter of fiscal year 2020.  Segment net sales decreased, primarily driven by lower commercial sales due to the decline in global passenger traffic and OEM production rates, plant closures and furloughs, all as a result of the global COVID-19 pandemic.

Defense OEM sales decreased in the first quarter of fiscal year 2021 compared to the first quarter of fiscal year 2020, primarily driven by lower sales for guided weapons and fixed wing aircraft primarily due to absenteeism and supply chain disruptions as a result of the global COVID-19 pandemic, as well as a very strong quarter in the same period of the prior fiscal year.  Our defense aftermarket declined slightly in the first quarter of fiscal year 2021, compared to the first quarter of fiscal year 2020, but remains strong as the U.S. Government has prioritized the combat readiness of existing military programs on which we have content.

Aerospace segment earnings decreased by $46,445, or 50.0%, to $46,466 for the first quarter of fiscal year 2021, compared to $92,911 for the first quarter of fiscal year 2020.

Aerospace segment earnings decreased for the first quarter of fiscal year 2021 due to the following:

Three-Month Period
Earnings for the period ended December 31, 2019	$92,911
Sales volume	(72,829)
Price, sales mix and productivity	4,137
Savings from cost reduction initiatives	12,022
Other, net	10,225
Earnings for the period ended December 31, 2020	$46,466

Aerospace segment earnings as a percentage of segment net sales were 14.4% for the first quarter of fiscal year 2021, compared to 19.6% for the first quarter and of fiscal year 2020.  Aerospace segment earnings in the first quarter of fiscal year 2021 decreased primarily due to lower volume caused by the global COVID-19 pandemic, partially offset by savings from cost reduction initiatives.

Industrial

Industrial segment net sales decreased by $30,478, or 12.4%, to $215,952 for the first quarter of fiscal year 2021, compared to $246,430 for the first quarter of fiscal year 2020.  Industrial segment net sales for the first quarter of fiscal year 2021 decreased by $1,912, or 0.9%, compared to Industrial segment net sales excluding the disposal group of $217,864 for the first quarter of fiscal year 2020.  Foreign currency exchange rates had a favorable impact on segment net sales of $9,287 for the first quarter of fiscal year 2021.

Industrial segment net sales decreased in the first quarter of fiscal year 2021 primarily due to the divestiture of the disposal group, lower sales volumes as a result of the weak oil and gas market and the ongoing impact of the global COVID-19 pandemic, partially offset by strong demand for natural gas powered trucks in Asia.

Sales of fuel systems for natural gas powered trucks in Asia were up in the first quarter of fiscal year 2021, although we anticipate seasonal pressure due to high demand for natural gas during winter months.  We foresee continued growth in global energy demand moving forward, with the bulk of this expansion coming from developing economies in Asia, as increased emissions regulations continue to drive the shift to natural gas powered and cleaner burning diesel engines.  The industrial gas turbine market remained stable during the first quarter of fiscal year 2021 and we do not expect this market to be as negatively impacted by the global COVID-19 pandemic due to low inventory levels and pent up demand for repair and overhaul.

Industrial segment earnings increased by $4,658, or 16.5%, to $32,888 for the first quarter of fiscal year 2021, compared to $28,230 for the first quarter of fiscal year 2020.  There were no earnings for the disposal group in the first quarter of fiscal year 2021 because the divestiture preceded the period.  Industrial segment earnings excluding the disposal group for the first quarter of fiscal year 2020 were $25,983.

Industrial segment earnings increased for the first quarter of fiscal year 2021 due to the following:

Three-Month Period
Earnings for the period ended December 31, 2019	$28,230
Sales volume	(5,365)
Price, sales mix and productivity	(385)
Effects of changes in foreign currency rates	1,699
Savings from cost reduction initiatives	6,573
Other, net	2,136
Earnings for the period ended December 31, 2020	$32,888

Industrial segment earnings as a percentage of segment net sales were 15.2% for the first quarter of fiscal year 2021, compared to 11.5% for the first quarter of fiscal year 2020.  Industrial segment earnings excluding the disposal group were 11.9% of Industrial segment net sales excluding the disposal group for the first quarter of fiscal year 2020.  Industrial segment earnings increased in the first quarter of fiscal year 2021 primarily due to savings from cost reduction initiatives and favorable effects from changes in foreign currency rates, partially offset by lower sales volume.

Nonsegment

Nonsegment expenses decreased to $23,359 for the first quarter of fiscal year 2021, compared to $51,071 for the first quarter of fiscal year 2020.  Included in nonsegment expenses for the first quarter of fiscal year 2020 was an impairment charge on assets held for sale associated with the divestiture of our disposal group in the amount of $37,902, partially offset by a gain on the sale of a portion of our property in Duarte, California in the amount of $13,552.  Considering these items, nonsegment expenses decreased in the first quarter of fiscal year 2021 compared to the first quarter of fiscal year 2020 primarily due to savings from cost reduction initiatives.

LIQUIDITY AND CAPITAL RESOURCES

Historically, we have satisfied our working capital needs, as well as capital expenditures, product development and other liquidity requirements associated with our operations, with cash flow provided by operating activities and borrowings under our credit facilities.  Historically, we have also issued debt to supplement our cash needs, repay our other indebtedness, or finance our acquisitions.  We continue to expect that cash generated from our operating activities, together with borrowings under our revolving credit facility and other borrowing capacity, will be sufficient to fund our continuing operating needs for the foreseeable future.

Our aggregate cash and cash equivalents were $201,881 at December 31, 2020 and $153,270 at September 30, 2020, and our working capital was $918,444 at December 31, 2020 and $818,533 at September 30, 2020.  Of the cash and cash equivalents held at December 31, 2020, $188,307 was held by our foreign locations and $1,908 is restricted cash held in escrow related to the sale of property in Duarte, California.  We are not presently aware of any significant restrictions on the repatriation of funds held by our foreign locations, although a portion is considered indefinitely reinvested in these foreign subsidiaries.  If these funds were needed to fund our operations or satisfy obligations in the United States, then they could be repatriated.  The repatriation of these funds into the United States may cause us to incur additional U.S. income taxes or foreign withholding taxes, but any additional U.S. taxes could be offset, in part or in whole, by foreign tax credits.  The amount of such taxes and application of tax credits would be dependent on the income tax laws and other circumstances at the time these amounts are repatriated.  Based on these variables, it is impractical to determine the income tax liability that might be incurred if these funds were to be repatriated.

Consistent with common business practice in China, our Chinese subsidiaries accept bankers’ acceptance notes from Chinese customers, in settlement of certain customer accounts receivable.  Bankers’ acceptance notes are financial instruments issued by Chinese financial institutions as part of financing arrangements between the financial institution and a customer of the financial institution.  Bankers’ acceptance notes represent a commitment by the issuing financial institution to pay a certain amount of money at a specified future maturity date to the legal owner of the bankers’ acceptance note as of the maturity date.  The maturity date of bankers’ acceptance notes varies, but it is our policy to only accept bankers’ acceptance notes with maturity dates no more than 180 days from the date of our receipt of such draft.  The issuing financial institution is the obligor, not our customers.  Upon our acceptance of a bankers’ acceptance note from a customer, such customer has no further obligation to pay us for the related accounts receivable balance.  We had bankers’ acceptance notes of $46,896 at December 31, 2020 and $56,640 at September 30, 2020 recorded as non-customer accounts receivable in our Condensed Consolidated Balance Sheets.  We only accept bankers’ acceptance notes issued by banks that are believed to be creditworthy and to which the credit risks associated with the bankers’ acceptance notes are believed to be low.

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

At December 31, 2020, we had total outstanding debt of $747,087 consisting of various series of unsecured notes due between 2023 and 2033 and obligations under our finance leases.  At December 31, 2020, we had additional borrowing availability of $988,367 under our revolving credit facility, net of outstanding letters of credit, and additional borrowing availability of $7,648 under various foreign credit facilities.

At December 31, 2020, we had no borrowings outstanding under our revolving credit facility.  Revolving credit facility and short-term borrowing activity during the three-months ended December 31, 2020 were as follows:

Maximum daily balance during the period	$20,100
Average daily balance during the period	$2,840
Weighted average interest rate on average daily balance	1.30%

We believe we were in compliance with all our debt covenants as of December 31, 2020.  Additionally, we do not believe the current known impacts of the COVID-19 pandemic will affect our ability to remain in compliance with our debt covenants.  See Note 15, Credit facilities, short-term borrowings and long-term debt in the Notes to the Consolidated Financial Statements in Part II, Item 8 of our most recent Form 10-K, for more information about our covenants.

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

In November 2019, our board of directors terminated our prior stock repurchase program and replaced it with a new program for the repurchase of up to $500,000 of Woodward’s outstanding shares of common stock on the open market or in privately negotiated transactions over a three-year period ending in in 2022 (the “2019 Authorization).  We repurchased no common stock under the 2019 Authorization during the first quarter of both fiscal year 2021 and 2020.

We believe that cash flows from operations, along with our contractually committed borrowings and other borrowing capability, will continue to be sufficient to fund anticipated capital spending requirements and our operations for the foreseeable future.  However, we could be adversely affected if the financial institutions providing our capital requirements refuse to honor their contractual commitments, cease lending, or declare bankruptcy.  We believe the lending institutions participating in our credit arrangements are financially stable and do not currently foresee adverse impacts to financial institutions supporting our capital requirements as a result of the COVID-19 pandemic.

Cash Flows

	Three-Months Ended December 31,
	2020	2019
Net cash provided by operating activities	$146,725	$27,445
Net cash (used in) provided by investing activities	(9,955)	1,575
Net cash (used in) provided by financing activities	(94,642)	17,188
Effect of exchange rate changes on cash and cash equivalents	6,483	2,727
Net change in cash and cash equivalents	48,611	48,935
Cash and cash equivalents, including restricted cash, at beginning of year	153,270	99,073
Cash and cash equivalents, including restricted cash, at end of period	$201,881	$148,008

Net cash flows provided by operating activities for the first quarter of fiscal year 2021 was $146,725, compared to $27,445 for the same period of fiscal year 2020.  The increase in net cash provided by operating activities in the first quarter of fiscal year 2021 compared to the first quarter of the prior fiscal year is primarily attributable to the timing of cash received from customers and the elimination of cash payments for annual bonuses.  Annual bonus payments were paid in the first quarter of fiscal year 2020, but no such payments were made in the first quarter of fiscal year 2021.

Net cash flows used in investing activities for the first quarter of fiscal year 2021 was $9,955, compared to net cash flows provided by investing activities of $1,575 in the first quarter of fiscal year 2020.  The increase in cash flows used in investing activities in the first quarter of fiscal year 2021 compared to the first quarter of the prior fiscal year is primarily due to proceeds in the amount of $18,767 from the sale of a parcel of our Duarte real property recognized in the first quarter of fiscal year 2020, while no such proceeds were received in same period of fiscal year 2021, partially offset by lower payments for property, plant and equipment.

Net cash flows used in financing activities for the first quarter of fiscal year 2021 was $94,642, compared to net cash flows provided by financing activities of $17,188 in the first three-months of fiscal year 2020.  During the first quarter of fiscal year 2021, we had net debt payments in the amount of $100,395, compared to net borrowings in the amount of $19,694 in the first quarter of fiscal year 2020.

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

Non-U.S. GAAP Financial Measures

Adjusted net earnings, adjusted earnings per share, Industrial segment net sales excluding the disposal group, Industrial segment net earnings excluding the disposal group, EBIT, adjusted EBIT, EBITDA, adjusted EBITDA, free cash flow, and adjusted free cash flow are financial measures not prepared and presented in accordance with U.S. GAAP.  However, we believe these non-U.S. GAAP financial measures provide additional information that enables readers to evaluate our business from the perspective of management.

Industrial segment net sales excluding the disposal group

The Company presents certain sales measures excluding the disposal group net sales, which it refers to as “excluding the disposal group” to show the changes to Woodward’s historical business without the businesses included in the disposal group, which occurred in April 2020. The Company calculates Industrial segment net sales excluding net sales attributable to the disposal group by removing the net sales of its disposal group businesses from the net sales of its Industrial segment. The Company believes that the exclusion of the disposal group net sales illustrates more clearly how the underlying business of its Industrial segment is performing, as the disposal group sales are no longer related to the ongoing operations of the Industrial segment business. The Company’s calculation of Industrial segment net earnings and Industrial segment net earnings excluding the disposal group is discussed below.

The reconciliation of Industrial segment net sales to Industrial segment net sales excluding the disposal group for the three-months ended December 31, 2020 and December 30, 2019 is shown in the table below:

	Three-Months Ended December 31,
	2020	2019
Industrial segment sales (U.S. GAAP)	$215,952	$246,430
Disposal group sales	—	28,566
Industrial segment sales excluding disposal group (Non-U.S. GAAP)	$215,952	$217,864

Earnings based non-U.S. GAAP financial measures

Adjusted net earnings is defined by the Company as net earnings excluding, as applicable, (i) the gain on sale of assets associated with the sale of the Company’s Duarte real property and (ii) the charge from the impairment of assets held for sale, and the losses from assets sold, associated with the Company’s divestiture of its disposal group.  The Company believes that these excluded items are short-term in nature, not directly related to the ongoing operations of the business and therefore, the exclusion of them illustrates more clearly how the underlying business of Woodward is performing.  Management uses adjusted net earnings to evaluate the Company’s performance excluding these infrequent or unusual period expenses that are not necessarily indicative of the Company’s operating performance for the period.  Management defines adjusted earnings per share as adjusted net earnings, as defined above, divided by the weighted-average number of diluted shares of common stock outstanding for the period.  Management uses both adjusted net earnings and adjusted earnings per share when comparing operating performance to other periods which may not have similar, infrequent or unusual charges.
The reconciliation of net earnings and earnings per share to adjusted net earnings and adjusted earnings per share, respectively, for the three-months ended December 31, 2020 and 2019 is shown in the tables below.

	Three-Months Ended December 31,
	2020		2019
	Net Earnings	Earnings Per Share	Net Earnings	Earnings Per Share
Net earnings (U.S. GAAP)	$41,570	$0.64	$53,373	$0.83
Non-U.S. GAAP adjustments:
Gain on sale of Duarte property, net of tax	—	—	(10,175)	(0.16)
Impairment from assets sold, net of tax	—	—	28,016	0.43
Non-U.S. GAAP adjustments	—	—	17,841	0.27
Adjusted net earnings (Non-U.S. GAAP)	$41,570	$0.64	$71,214	$1.10

Industrial segment earnings excluding the disposal group is defined by the Company as Industrial segment earnings excluding the earnings or losses related to businesses included in the disposal group.  The Company believes that these earnings or losses are no longer related to the ongoing operations of the Industrial segment business and therefore, the exclusion of these earnings illustrates more clearly how the underlying business of Woodward’s Industrial segment is performing.  Industrial segment earnings excluding the disposal group as a percentage of Industrial segment net sales is defined by management as the percentage of segment net sales related to segment earnings excluding the earnings or losses related to businesses included in the disposal group.

The reconciliation of Industrial segment earnings to Industrial segment earnings excluding the disposal group for the three-months ended December 31, 2020 and December 31, 2019 is shown in the table below.

	Three-Months Ended December 31,
	2020	2019
Industrial segment earnings (U.S. GAAP)	$32,888	$28,230
Disposal group earnings	—	2,247
Industrial segment earnings excluding disposal group (Non-U.S. GAAP)	$32,888	$25,983

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

Adjusted EBIT and adjusted EBITDA represent further non-U.S. GAAP adjustments to EBIT and EBITDA, in each case adjusted to exclude, as applicable, (i) the gain on sale of assets associated will the sale of the Company’s Duarte real property, and (ii) the charge from the impairment of assets held for sale, and the losses from assets sold, associated with the Company’s divestiture of its disposal group.  As these gains and charges are infrequent or unusual items that can be variable from period to period and do not fluctuate with operating results, management believes that by removing these gains and charges from EBIT and EBITDA it improves comparability of past, present and future operating results and provides consistency when comparing EBIT and EBITDA between periods.

EBIT and adjusted EBIT reconciled to net earnings for the three-months ended December 31, 2020 and 2019 were as follows:

	Three-Months Ended December 31,
	2020	2019
Net earnings (U.S. GAAP)	$41,570	$53,373
Income tax expense	6,014	8,175
Interest expense	8,906	9,009
Interest income	(495)	(487)
EBIT (Non-U.S. GAAP)	55,995	70,070
Non-U.S. GAAP adjustments:
Gain on sale of Duarte property	—	(13,522)
Impairment from assets sold	—	37,902
Total non-U.S. GAAP adjustments	—	24,380
Adjusted EBIT (Non-U.S. GAAP)	$55,995	$94,450

EBITDA and adjusted EBITDA reconciled to net earnings for the three-months ended December 31, 2020 and 2019 were as follows:

	Three-Months Ended December 31,
	2020	2019
Net earnings (U.S. GAAP)	$41,570	$53,373
Income tax expense	6,014	8,175
Interest expense	8,906	9,009
Interest income	(495)	(487)
Amortization of intangible assets	10,469	9,905
Depreciation expense	22,608	22,546
EBITDA (Non-U.S. GAAP)	89,072	102,521
Non-U.S. GAAP adjustments:
Gain on sale of Duarte property	—	(13,522)
Impairment from assets sold	—	37,902
Total non-U.S. GAAP adjustments	—	24,380
Adjusted EBITDA (Non-U.S. GAAP)	$89,072	$126,901

The use of these non-U.S. GAAP financial measures is not intended to be considered in isolation of, or as a substitute for, the financial information prepared and presented in accordance with U.S. GAAP.  As adjusted net earnings, adjusted net earnings per share, Industrial segment earnings excluding the disposal group, EBIT, adjusted EBIT, EBITDA, and adjusted EBITDA exclude certain financial information compared with net earnings, the most comparable U.S. GAAP financial measure, users of this financial information should consider the information that is excluded.  Our calculations of adjusted net earnings, adjusted net earnings per share, Industrial segment earnings excluding the disposal group, EBIT, adjusted EBIT, EBITDA, and adjusted EBITDA may differ from similarly titled measures used by other companies, limiting their usefulness as comparative measures.

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

Free cash flow and adjusted free cash flow reconciled to net cash provided by operating activities for the three-months ended December 31, 2020 and 2019 were as follows:

	Three-Months Ended
	2020	2019
Net cash provided by operating activities (U.S. GAAP)	$146,725	$27,445
Payments for property, plant and equipment	(7,263)	(17,232)
Free cash flow (Non-U.S. GAAP)	139,462	10,213
Cash proceeds from the sale of the Duarte facility	—	18,767
Adjusted free cash flow (Non-U.S. GAAP)	$139,462	$28,980

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements and related disclosures in conformity with U.S. GAAP requires us to make judgments, assumptions and estimates that affect the amounts reported in the Condensed Consolidated Financial Statements and accompanying notes.  Note 1, Operations and summary of significant accounting policies, to the Consolidated Financial Statements in our most recent Form 10-K, describes the significant accounting policies and methods used in the preparation of the Consolidated Financial Statements.  Our critical accounting estimates, identified in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7 of our most recent Form 10-K, include the discussion of estimates used for revenue recognition, inventory valuation, reviews for impairment of goodwill and other long-lived assets, postretirement benefit obligations, and our provision for income taxes.  Such accounting policies and estimates require significant judgments and assumptions to be used in the preparation of the Condensed Consolidated Financial Statements included in this Form 10-Q, and actual results could differ materially from the amounts reported.

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

Off-Balance Sheet Arrangements

As of December 31, 2020, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated by the SEC, that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues, or expenses, results of operations, liquidity, capital expenditures, or capital resources, that are material to investors.

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

Thomas A. Gendron and Robert F. Weber, Jr., evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q.  Based on their evaluations, they concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2020.

There have not been any significant changes in our internal controls over financial reporting during the quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Investment in our securities involves risk.  An investor or potential investor should consider the risks summarized under the caption “Risk Factors:” in Part I, Item 1A of our most recent Form 10-K when making investment decisions regarding our securities.  The risk factors that were disclosed in our most recent Form 10-K have not materially changed since the date our most recent Form 10-K was filed with the SEC.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities (In thousands, except for shares and per share amounts)	Total Number of Shares Purchased	Weighted Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares that may yet be Purchased under the Plans or Programs at Period End (1)
October 1, 2020 through October 31, 2020	48	$79.55	—	$486,654
November 1, 2020 through November 30, 2020 (2)	2,383	111.83	—	486,654
December 1, 2020 through December 31, 2020 (2)	50	121.53	—	486,654

(1)

In November 2019, our board of directors approved a stock repurchase program for the repurchase of up to $500,000 of Woodward’s outstanding shares of common stock on the open market or in privately negotiated transactions over a three-year period that will end in November 2022.

(2)

Under a trust established for the purposes of administering the Woodward Executive Benefit Plan, 48 shares of common stock were acquired in October 2020, 2,239 shares of common stock were acquired in November 2020, and 50 shares of common stock were acquired in December 2020 on the open market related to the deferral of compensation by certain eligible members of Woodward’s management who irrevocably elected to invest some or all of their deferred compensation in Woodward common stock.  In addition, 144 shares of common stock were acquired in November 2020 on the open market related to the reinvestment of dividends for shares of treasury stock held for deferred compensation.  Shares owned by the trust, which is a separate legal entity, are included in "Treasury stock held for deferred compensation" in the Condensed Consolidated Balance Sheets.

Item 6.	Exhibits

Exhibits filed as part of this Report are listed in the Exhibit Index.

WOODWARD, INC.

EXHIBIT INDEX

	Exhibit Number	Description
*	31.1	Rule 13a-14(a)/15d-14(a) certification of Thomas A. Gendron
*	31.2	Rule 13a-14(a)/15d-14(a) certification of Robert F. Weber, Jr.
*	32.1	Section 1350 certifications
*	101

The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2020, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Earnings, (iii) Condensed Consolidated Statements of Comprehensive Earnings, (iv) Condensed Consolidated Statements of Cash Flows, (v) Condensed Consolidated Statements of Stockholders’ Equity, and (vi) Notes to Condensed Consolidated Financial Statements.

*	104	Cover page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed as an exhibit to this Report

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WOODWARD, INC.
Date: February 4, 2021	/s/ Thomas A. Gendron
Thomas A. Gendron
Chairman of the Board, Chief Executive Officer, and President (on behalf of the registrant and as the registrant’s Principal Executive Officer)

Date: February 4, 2021	/s/ Robert F. Weber, Jr.
Robert F. Weber, Jr.
Vice Chairman and Chief Financial Officer (on behalf of the registrant and as the registrant’s Principal Financial and Accounting Officer)