Form 10-Q
period 2021-03-31
Woodward, Inc.
filed 2021-05-04
CIK 108312

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

or

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

Yes ☐ No ☒

As of April 30, 2021, 63,525,499 shares of the registrant’s common stock with a par value of $0.001455 per share were outstanding.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

WOODWARD, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(In thousands, except per share amounts)

(Unaudited)

	Three-Months Ended		Six-Months Ended
	March 31,		March 31,
	2021	2020	2021	2020
Net sales	$581,321	$720,220	$1,118,940	$1,440,575
Costs and expenses:
Cost of goods sold	434,243	517,514	835,883	1,052,431
Selling, general and administrative expenses	44,329	57,629	100,440	119,674
Research and development costs	27,627	34,661	59,623	71,507
Impairment of assets sold	—	—	—	37,902
Interest expense	8,249	8,756	17,155	17,765
Interest income	(283)	(476)	(778)	(963)
Other (income) expense, net	(11,331)	(5,063)	(19,454)	(26,488)
Total costs and expenses	502,834	613,021	992,869	1,271,828
Earnings before income taxes	78,487	107,199	126,071	168,747
Income tax expense	10,174	15,881	16,188	24,056
Net earnings	$68,313	$91,318	$109,883	$144,691

Earnings per share:
Basic earnings per share	$1.08	$1.47	$1.74	$2.33
Diluted earnings per share	$1.04	$1.41	$1.68	$2.24

Weighted Average Common Shares Outstanding:
Basic	63,278	62,266	63,043	62,128
Diluted	65,654	64,564	65,274	64,622

See accompanying Notes to Condensed Consolidated Financial Statements

WOODWARD, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS

(In thousands)

(Unaudited)

	Three-Months Ended		Six-Months Ended
	March 31,		March 31,
	2021	2020	2021	2020
Net earnings	$68,313	$91,318	$109,883	$144,691

Other comprehensive earnings:
Foreign currency translation adjustments	(8,789)	(13,355)	8,539	(2,202)
Net (loss)/gain on foreign currency transactions designated as hedges of net investments in foreign subsidiaries	(2,329)	650	(102)	(395)
Taxes on changes in foreign currency translation adjustments	(2,555)	130	(871)	(210)
Foreign currency translation and transactions adjustments, net of tax	(13,673)	(12,575)	7,566	(2,807)

Unrealized (loss)/gain on fair value adjustment of derivative instruments	8,892	45,298	(21,766)	34,004
Reclassification of net realized (gain)/loss on derivatives to earnings	(20,683)	(7,262)	277	4,394
Taxes on changes in derivative transactions	1,543	(790)	203	(772)
Derivative adjustments, net of tax	(10,248)	37,246	(21,286)	37,626

Amortization of pension and other postretirement plan:
Net prior service cost	250	240	498	481
Net loss	377	628	747	1,259
Foreign currency exchange rate changes on pension and other postretirement benefit plan liabilities	453	1,225	(1,244)	(277)
Taxes on changes in pension and other postretirement benefit plan liability adjustments, net of foreign currency exchange rate changes	(284)	(592)	72	(352)
Pension and other postretirement benefit plan adjustments, net of tax	796	1,501	73	1,111
Total comprehensive earnings	$45,188	$117,490	$96,236	$180,621

See accompanying Notes to Condensed Consolidated Financial Statements

WOODWARD, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

(Unaudited)

	March 31,	September 30,
	2021	2020
ASSETS
Current assets:
Cash and cash equivalents, including restricted cash of $1,908 and $3,497, respectively	$287,595	$153,270
Accounts receivable, less allowance for uncollectible amounts of $7,522 and $8,359, respectively	588,064	537,987
Inventories	422,321	437,943
Income taxes receivable	30,459	28,879
Other current assets	39,723	52,786
Total current assets	1,368,162	1,210,865
Property, plant and equipment, net	965,205	997,415
Goodwill	807,974	808,252
Intangible assets, net	584,948	606,711
Deferred income tax assets	14,873	14,658
Other assets	279,610	265,435
Total assets	$4,020,772	$3,903,336
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$1,398	$101,634
Accounts payable	162,715	134,242
Income taxes payable	12,945	4,662
Accrued liabilities	164,350	151,794
Total current liabilities	341,408	392,332
Long-term debt, less current portion	736,095	736,849
Deferred income tax liabilities	164,068	163,573
Other liabilities	645,900	617,905
Total liabilities	1,887,471	1,910,659
Commitments and contingencies (Note 22)
Stockholders' equity:
Preferred stock, par value $0.003 per share, 10,000 shares authorized, no shares issued	—	—
Common stock, par value $0.001455 per share, 150,000 shares authorized, 72,960 shares issued	106	106
Additional paid-in capital	257,006	231,936
Accumulated other comprehensive losses	(103,441)	(89,794)
Deferred compensation	9,103	9,222
Retained earnings	2,522,384	2,427,905
	2,685,158	2,579,375
Treasury stock at cost, 9,454 shares and 10,277 shares, respectively	(542,754)	(577,476)
Treasury stock held for deferred compensation, at cost, 192 shares and 199 shares, respectively	(9,103)	(9,222)
Total stockholders' equity	2,133,301	1,992,677
Total liabilities and stockholders' equity	$4,020,772	$3,903,336

See accompanying Notes to Condensed Consolidated Financial Statements

WOODWARD, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six-Months Ended March 31,
	2021	2020
Cash flows from operating activities:
Net earnings	$109,883	$144,691
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	65,556	65,476
Impairment of assets sold	—	37,902
Net gain on sales of assets and businesses	(1,942)	(13,557)
Stock-based compensation	16,438	13,475
Deferred income taxes	1,622	135
Changes in operating assets and liabilities:
Trade accounts receivable	(10,565)	(521)
Unbilled receivables (contract assets)	(32,565)	(50,624)
Costs to fulfill a contract	(9,226)	(15,064)
Inventories	16,877	(28,982)
Accounts payable and accrued liabilities	53,555	(78,878)
Contract liabilities	14,370	13,673
Income taxes	4,700	(30,331)
Retirement benefit obligations	(3,450)	(2,152)
Other	(6,256)	(3,064)
Net cash provided by operating activities	218,997	52,179

Cash flows from investing activities:
Payments for purchase of property, plant, and equipment	(13,313)	(29,361)
Proceeds from sale of assets	86	18,831
Proceeds from sales of short-term investments	16,566	12,684
Payments for purchases of short-term investments	(2,750)	(23)
Net cash provided by investing activities	589	2,131

Cash flows from financing activities:
Cash dividends paid	(15,404)	(27,525)
Proceeds from sales of treasury stock	28,454	12,726
Payments for repurchases of common stock	—	(13,346)
Borrowings on revolving lines of credit and short-term borrowings	74,400	788,306
Payments on revolving lines of credit and short-term borrowings	(74,400)	(807,869)
Payments of long-term debt and finance lease obligations	(100,835)	(754)
Net cash (used in) financing activities	(87,785)	(48,462)
Effect of exchange rate changes on cash and cash equivalents	2,524	(2,072)
Net change in cash and cash equivalents	134,325	3,776
Cash and cash equivalents, including restricted cash, at beginning of year	153,270	99,073
Cash and cash equivalents, including restricted cash, at end of period	$287,595	$102,849

See accompanying Notes to Condensed Consolidated Financial Statements

WOODWARD, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

(Unaudited)

	Number of shares			Stockholders' equity
						Accumulated other comprehensive (loss) earnings
	Common stock	Treasury stock	Treasury stock held for deferred compensation	Common stock	Additional paid-in capital	Foreign currency translation adjustments	Unrealized derivative gains (losses)	Minimum retirement benefit liability adjustments	Total accumulated other comprehensive (loss) earnings	Deferred compensation	Retained earnings	Treasury stock at cost	Treasury stock held for deferred compensation	Total stockholders' equity
Balances as of January 1, 2020	72,960	(10,814)	(215)	$106	$216,158	$(43,467)	$(4,575)	$(45,506)	$(93,548)	$9,911	$2,268,483	$(592,596)	$(9,911)	$1,798,603
Net earnings	—	—	—	—	—	—	—	—	—	—	91,318	—	—	91,318
Other comprehensive earnings (loss), net of tax	—	—	—	—	—	(12,575)	37,246	1,501	26,172	—	—	—	—	26,172
Cash dividends paid ($0.2800 per share)	—	—	—	—	—	—	—	—	—	—	(17,461)	—	—	(17,461)
Purchases of treasury stock	—	(124)	—	—	—	—	—	—	—	—	—	(13,346)	—	(13,346)
Sales of treasury stock	—	137	—	—	(577)	—	—	—	—	—	—	5,744	—	5,167
Common shares issued from treasury stock for benefit plans	—	124	—	—	9,420	—	—	—	—	—	—	5,328	—	14,748
Stock-based compensation	—	—	—	—	2,493	—	—	—	—	—	—	—	—	2,493
Purchases/transfers of stock by/to deferred compensation plan	—	—	(1)	—	—	—	—	—	—	81	—	—	(81)	—
Distribution of stock from deferred compensation plan	—	—	—	—	—	—	—	—	—	(29)	—	—	29	—
Balances as of March 31, 2020	72,960	(10,677)	(216)	$106	$227,494	$(56,042)	$32,671	$(44,005)	$(67,376)	$9,963	$2,342,340	$(594,870)	$(9,963)	$1,907,694

Balances as of January 1, 2021	72,960	(9,992)	(201)	$106	$244,394	$(19,452)	$(31,495)	$(29,369)	$(80,316)	$9,485	$2,464,373	$(565,095)	$(9,485)	$2,063,462
Net earnings	—	—	—	—	—	—	—	—	—	—	68,313	—	—	68,313
Other comprehensive earnings (loss), net of tax	—	—	—	—	—	(13,673)	(10,248)	796	(23,125)	—	—	—	—	(23,125)
Cash dividends paid ($0.1625 per share)	—	—	—	—	—	—	—	—	—	—	(10,302)	—	—	(10,302)
Sales of treasury stock	—	410	—	—	101	—	—	—	—	—	—	16,983	—	17,084
Common shares issued from treasury stock for benefit plans	—	128	—	—	9,542	—	—	—	—	—	—	5,358	—	14,900
Stock-based compensation	—	—	—	—	2,969	—	—	—	—	—	—	—	—	2,969
Purchases/transfers of stock by/to deferred compensation plan	—	—	—	—	—	—	—	—	—	41	—	—	(41)	—
Distribution of stock from deferred compensation plan	—	—	9	—	—	—	—	—	—	(423)	—	—	423	—
Balances as of March 31, 2021	72,960	(9,454)	(192)	$106	$257,006	$(33,125)	$(41,743)	$(28,573)	$(103,441)	$9,103	$2,522,384	$(542,754)	$(9,103)	$2,133,301

See accompanying Notes to Condensed Consolidated Financial Statements

WOODWARD, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

(Unaudited)

	Number of shares			Stockholders' equity
						Accumulated other comprehensive (loss) earnings
	Common stock	Treasury stock	Treasury stock held for deferred compensation	Common stock	Additional paid-in capital	Foreign currency translation adjustments	Unrealized derivative gains (losses)	Minimum retirement benefit liability adjustments	Total accumulated other comprehensive (loss) earnings	Deferred compensation	Retained earnings	Treasury stock at cost	Treasury stock held for deferred compensation	Total stockholders' equity

Balances as of September 30, 2019	72,960	(11,040)	(211)	$106	$207,120	$(53,235)	$(4,955)	$(45,116)	$(103,306)	$9,382	$2,224,919	$(602,098)	$(9,382)	$1,726,741
Cumulative effect from adoption of ASC 842	—	—	—	—	—	—	—	—	—	—	255	—	—	255
Net earnings	—	—	—	—	—	—	—	—	—	—	144,691	—	—	144,691
Other comprehensive earnings (loss), net of tax	—	—	—	—	—	(2,807)	37,626	1,111	35,930	—	—	—	—	35,930
Cash dividends paid ($0.4425 per share)	—	—	—	—	—	—	—	—	—	—	(27,525)	—	—	(27,525)
Purchases of treasury stock	—	(124)	—	—	—	—	—	—	—	—	—	(13,346)	—	(13,346)
Sales of treasury stock	—	363	—	—	(2,521)	—	—	—	—	—	—	15,246	—	12,725
Common shares issued from treasury stock for benefit plans	—	124	—	—	9,420	—	—	—	—	—	—	5,328	—	14,748
Stock-based compensation	—	—	—	—	13,475	—	—	—	—	—	—	—	—	13,475
Purchases and transfers of stock by/to deferred compensation plan	—	—	(6)	—	—	—	—	—	—	624	—	—	(624)	—
Distribution of stock from deferred compensation plan	—	—	1	—	—	—	—	—	—	(43)	—	—	43	—
Balances as of March 31, 2020	72,960	(10,677)	(216)	$106	$227,494	$(56,042)	$32,671	$(44,005)	$(67,376)	$9,963	$2,342,340	$(594,870)	$(9,963)	$1,907,694

Balances as of September 30, 2020	72,960	(10,277)	(199)	$106	$231,936	$(40,691)	$(20,457)	$(28,646)	$(89,794)	$9,222	$2,427,905	$(577,476)	$(9,222)	$1,992,677
Net earnings	—	—	—	—	—	—	—	—	—	—	109,883	—	—	109,883
Other comprehensive earnings (loss), net of tax	—	—	—	—	—	7,566	(21,286)	73	(13,647)	—	—	—	—	(13,647)
Cash dividends paid ($0.2438 per share)	—	—	—	—	—	—	—	—	—	—	(15,404)	—	—	(15,404)
Sales of treasury stock	—	695	—	—	(910)	—	—	—	—	—	—	29,364	—	28,454
Common shares issued from treasury stock for benefit plans	—	128	—	—	9,542	—	—	—	—	—	—	5,358	—	14,900
Stock-based compensation	—	—	—	—	16,438	—	—	—	—	—	—	—	—	16,438
Purchases and transfers of stock by/to deferred compensation plan	—	—	(3)	—	—	—	—	—	—	317	—	—	(317)	—
Distribution of stock from deferred compensation plan	—	—	10	—	—	—	—	—	—	(436)	—	—	436	—
Balances as of March 31, 2021	72,960	(9,454)	(192)	$106	$257,006	$(33,125)	$(41,743)	$(28,573)	$(103,441)	$9,103	$2,522,384	$(542,754)	$(9,103)	$2,133,301

See accompanying Notes to Condensed Consolidated Financial Statements

WOODWARD, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

(Unaudited)

Note 1.  Basis of presentation

The Condensed Consolidated Financial Statements of Woodward, Inc. (“Woodward” or the “Company”) as of March 31, 2021 and for the three and six-months ended March 31, 2021 and 2020, included herein, have not been audited by an independent registered public accounting firm.  These unaudited Condensed Consolidated Financial Statements reflect all normal recurring adjustments that, in the opinion of management, are necessary to present fairly Woodward’s financial position as of March 31, 2021, and the statements of earnings, comprehensive earnings, cash flows, and changes in stockholders’ equity for the periods presented herein.  The results of operations for the three and six-months ended March 31, 2021 and 2020 are not necessarily indicative of the operating results to be expected for other interim periods or for the full fiscal year.  Dollar and share amounts contained in these unaudited Condensed Consolidated Financial Statements are in thousands, except per share amounts, unless otherwise noted.

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

COVID-19 Pandemic

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

ASU 2020-04 is effective for all entities reporting as of March 12, 2020 through December 31, 2022.  An entity may elect to apply the amendments in ASU 2020-04 for contract modifications by topic or industry subtopic as of any date from the beginning of an interim period that includes or is subsequent to March 12, 2020, or prospectively from a date within an interim period that includes or is subsequent to March 12, 2020, up to the date that the financial statements are available to be issued.  Once elected for a topic or an industry subtopic, the amendments in ASU 2020-04 must be applied prospectively for all eligible contract modifications for that topic or industry subtopic.  Woodward is currently assessing the accounting and financial impact of reference rate reform, particularly the impact it may have on its hedging relationships, and will consider applying the optional guidance of ASU 2020-04 accordingly.

In December 2019, the FASB issued ASU 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes.”  ASU 2019-12 amends ASC 740 to simplify the accounting for income taxes by removing certain exceptions for investments, intraperiod allocations and interim calculations, and adding guidance to reduce complexity in the accounting standard under the FASB’s simplification initiative.  ASU 2019-12 is effective for public entities for fiscal years beginning after December 15, 2020 (fiscal year 2022 for Woodward).  Upon adoption, the amendments in ASU 2019-12 should be applied on a retrospective, modified retrospective, or prospective basis to all periods presented (as applicable), and early adoption is permitted.  Woodward elected to early adopt the new guidance effective January 1, 2021, which did not have a material effect on the Condensed Consolidated Financial Statements.

Note 3.  Revenue

The amount of revenue recognized as point in time or over time follows:

	Three-Months Ended March 31, 2021			Three-Months Ended March 31, 2020
	Aerospace	Industrial	Consolidated	Aerospace	Industrial	Consolidated
Point in time	$114,563	$131,242	$245,805	$178,325	$157,052	$335,377
Over time	250,143	85,373	335,516	295,911	88,932	384,843
Total net sales	$364,706	$216,615	$581,321	$474,236	$245,984	$720,220

	Six-Months Ended March 31, 2021			Six-Months Ended March 31, 2020
	Aerospace	Industrial	Consolidated	Aerospace	Industrial	Consolidated
Point in time	$221,530	$285,437	$506,967	$365,840	$324,994	$690,834
Over time	464,843	147,130	611,973	582,321	167,420	749,741
Total net sales	$686,373	$432,567	$1,118,940	$948,161	$492,414	$1,440,575

Accounts Receivable

Accounts receivable consisted of the following:

	March 31, 2021	September 30, 2020
Billed receivables
Trade accounts receivable	$304,682	$307,914
Other (Chinese financial institutions)	73,298	56,640
Total billed receivables	377,980	364,554
Current unbilled receivables (contract assets)	217,606	181,792
Total accounts receivable	595,586	546,346
Less: Allowance for uncollectible amounts	(7,522)	(8,359)
Total accounts receivable, net	$588,064	$537,987

As of March 31, 2021, “Other assets” on the Condensed Consolidated Balance Sheets includes $12,925 of unbilled receivables not expected to be invoiced and collected within a period of twelve months, compared to $16,751 as of September 30, 2020.  Unbilled receivables not expected to be invoiced and collected within a period of twelve months are primarily attributable to customer delays for deliveries on firm orders in the Aerospace segment due to the impacts of the COVID-19 pandemic.

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

The allowance for uncollectible amounts and change in expected credit losses for trade accounts receivable and unbilled receivables (contract assets) consisted of the following:

	Three-Months Ended	Six-Months Ended
	March 31, 2021	March 31, 2021
Balance, beginning	$7,499	$8,359
Additions charged to costs and expenses, or sales allowance	1,040	1,128
Deductions	(837)	(2,008)
Other (deductions) additions[1]	(180)	43
Balance, ending	$7,522	$7,522

(1)	Includes effects of foreign exchange rate changes during the period.

Contract liabilities

Contract liabilities consisted of the following:

	March 31, 2021		September 30, 2020
	Current	Noncurrent	Current	Noncurrent
Deferred revenue from material rights from GE joint venture formation	$4,419	$236,610	$4,066	$234,240
Deferred revenue from advanced invoicing and/or prepayments from customers	3,922	716	3,239	85
Liability related to customer supplied inventory	15,790	—	14,955	—
Deferred revenue from material rights related to engineering and development funding	4,629	139,480	2,360	132,317
Net contract liabilities	$28,760	$376,806	$24,620	$366,642

Woodward recognized revenue of $7,146 in the three-months and $13,674 in the six-months ended March 31, 2021 from contract liabilities balances recorded as of October 1, 2020, compared to $15,962 in the three-months and $19,932 in the six-months ended March 31, 2020 from contract liabilities balances recorded as of October 1, 2019.

Remaining performance obligations

Remaining performance obligations related to the aggregate amount of the total contract transaction price of firm orders for which the performance obligation has not yet been recognized in revenue as of March 31, 2021 was $1,395,436, compared to $1,454,406 as of September 30, 2020, the majority of which relate to Woodward’s Aerospace segment in both periods.  Woodward expects to recognize almost all of these remaining performance obligations within two years after March 31, 2021.

Remaining performance obligations related to material rights that have not yet been recognized in revenue as of March 31, 2021 was $469,143, compared to $465,668 as of September 30, 2020, of which $7,348 is expected to be recognized in the remainder of fiscal year 2021, $11,027 is expected to be recognized in fiscal year 2022, and the balance is expected to be recognized thereafter.  Woodward expects to recognize revenue from performance obligations related to material rights over the life of the underlying programs, which may be as long as forty years.

Disaggregation of Revenue

Woodward designs, produces and services reliable, efficient, low-emission, and high-performance energy control products for diverse applications in markets throughout the world.  Woodward reports financial results for each of its Aerospace and Industrial reportable segments.  Woodward further disaggregates its revenue from contracts with customers by primary market as Woodward believes this best depicts how the nature, amount, timing and uncertainty of its revenue and cash flows are affected by economic factors.

Revenue by primary market for the Aerospace reportable segment was as follows:

	Three-Months Ended March 31,		Six-Months Ended March 31,
	2021	2020	2021	2020
Commercial OEM	$101,907	$144,610	$177,988	$303,276
Commercial aftermarket	77,579	134,042	143,094	259,970
Defense OEM	135,630	139,901	266,893	280,827
Defense aftermarket	49,590	55,683	98,398	104,088
Total Aerospace segment net sales	$364,706	$474,236	$686,373	$948,161

Revenue by primary market for the Industrial reportable segment was as follows:

	Three-Months Ended March 31,		Six-Months Ended March 31,
	2021	2020	2021	2020
Reciprocating engines	$163,034	$163,555	$327,956	$338,208
Industrial turbines	53,581	59,678	104,611	111,177
Renewables[1]	—	22,751	—	43,029
Total Industrial segment net sales	$216,615	$245,984	$432,567	$492,414

(1)

Sales in the renewables market were discontinued as of May 1, 2020 following the closing of the divestiture of the renewable power systems business and other related businesses (as described more fully in Note 10, Sale of businesses, and defined therein as the “disposal group”).

The customers who each account for approximately 10% or more of net sales of each of Woodward’s reportable segments for the three and six-months ended March 31, 2021 are as follows:

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

The following is a reconciliation of net earnings to basic earnings per share and diluted earnings per share:

	Three-Months Ended March 31,		Six-Months Ended March 31,
	2021	2020	2021	2020
Numerator:
Net earnings	$68,313	$91,318	$109,883	$144,691
Denominator:
Basic shares outstanding	63,278	62,266	63,043	62,128
Dilutive effect of stock options and restricted stock	2,376	2,298	2,231	2,494
Diluted shares outstanding	65,654	64,564	65,274	64,622
Income per common share:
Basic earnings per share	$1.08	$1.47	$1.74	$2.33
Diluted earnings per share	$1.04	$1.41	$1.68	$2.24

The following stock option grants were outstanding but were excluded from the computation of diluted earnings per share because their inclusion would have been anti-dilutive.

	Three-Months Ended March 31,		Six-Months Ended March 31,
	2021	2020	2021	2020
Options	41	686	602	686
Weighted-average option price	$117.39	$104.51	$104.85	$104.47

The weighted-average shares of common stock outstanding for basic and diluted earnings per share included the weighted-average treasury stock shares held for deferred compensation obligations of the following:

	Three-Months Ended March 31,		Six-Months Ended March 31,
	2021	2020	2021	2020
Weighted-average treasury stock shares held for deferred compensation obligations	196	216	197	214

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

Lease-related assets and liabilities follows:

	Classification on the Condensed Consolidated Balance Sheets	March 31, 2021	September 30, 2020
Assets:
Operating lease assets	Other assets	$21,935	$18,918
Finance lease assets	Property, plant and equipment, net	970	1,201
Total lease assets		22,905	20,119

Current liabilities:
Operating lease liabilities	Accrued liabilities	5,280	4,925
Finance lease liabilities	Current portion of long-term debt	1,398	1,634
Noncurrent liabilities:
Operating lease liabilities	Other liabilities	17,178	14,569
Finance lease liabilities	Long-term debt, less current portion	620	1,173
Total lease liabilities		$24,476	$22,301

During the first quarter of fiscal year 2020, Woodward determined that the approved plan to divest of the renewable power systems business and other related businesses (as described more fully in Note 10, Sale of businesses, and defined therein as the “disposal group”) represented a triggering event requiring that the long-lived assets attributable to the disposal group be assessed for impairment.  Given the facts and circumstances at that time, Woodward determined that the remaining value of the right-of-use (“ROU”) assets of the disposal group were not recoverable and a $639 non-cash impairment charge was recorded during fiscal year 2020.

Lease-related expenses were as follows:

	Three-Months Ended March 31,		Six-Months Ended March 31,
	2021	2020	2021	2020
Operating lease expense	$1,615	$1,532	$3,168	$3,051
Amortization of finance lease assets	94	101	220	248
Interest on finance lease liabilities	17	20	35	40
Variable lease expense	496	288	818	595
Short-term lease expense	76	162	158	337
Sublease income[1]	(214)	(200)	(382)	(325)
Total lease expense	$2,084	$1,903	$4,017	$3,946

(1)	Relates to two separate subleases Woodward has entered into for a leased manufacturing building in Niles, Illinois.

Lease-related supplemental cash flow information was as follows:

	Six-Months Ended March 31, 2021	Six-Months Ended March 31, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$2,671	$2,701
Operating cash flows for finance leases	35	40
Financing cash flows for finance leases	835	787
Right-of-use assets obtained in exchange for recorded lease obligations:
Operating leases	5,070	5,345
Finance leases	12	1,244

Lessor arrangements

Woodward has assessed its manufacturing contracts and concluded that certain of the contracts for the manufacture of customer products met the criteria to be considered a leasing arrangement (“embedded leases”) with Woodward as the lessor.  The specific manufacturing contracts that met the criteria were those that utilized Woodward property, plant and equipment and which is substantially (more than 90%) dedicated to the manufacturing of the product(s) for a single customer.  Woodward has dedicated manufacturing lines with three of its customers representing embedded leases, all of which qualified as operating leases with undefined quantities of future customer purchase commitments.  Although Woodward expects to allocate some portion of future net sales to these customers to embedded lessor arrangements, it cannot provide expected future undiscounted lease payments from property, plant and equipment leased to customers as of March 31, 2021.  If, in the future, customers reduce purchases of related products from Woodward, the Company believes it will derive additional value from the underlying equipment by repurposing its use to support other customer arrangements.

Revenue from contracts with customers that included embedded operating leases, which is included in “Net sales” in the Condensed Consolidated Statements of Earnings, was $1,511 for the three-months and $3,309 for the six-months ended March 31, 2021, compared to $1,561 for the three-months and $3,125 for the six-months ended March 31, 2020.

The carrying amount of property, plant and equipment leased to others through embedded leasing arrangements, included in “Property, plant and equipment, net” on the Condensed Consolidated Balance Sheets, follows:

	March 31, 2021	September 30, 2020
Property, plant and equipment leased to others through embedded leasing arrangements	$76,995	$76,655
Less accumulated depreciation	(32,716)	(29,819)
Property, plant and equipment leased to others through embedded leasing arrangements, net	$44,279	$46,836

Note 6.  Joint venture

In fiscal year 2016, Woodward and General Electric Company (“GE”), acting through its GE Aviation business unit, consummated the formation of a strategic joint venture between Woodward and GE (the “JV”) to develop, manufacture and support fuel systems for specified existing and all future GE commercial aircraft engines that produce thrust in excess of fifty thousand pounds.

Unamortized deferred revenue from material rights in connection with the JV formation included:

	March 31, 2021	September 30, 2020
Accrued liabilities	$4,419	$4,066
Other liabilities	236,610	234,240

Amortization of the deferred revenue (material right) recognized as an increase to sales was $989 for the three-months and $2,171 for the six-months ended March 31, 2021, and $1,821 for the three-months and $3,529 for the six-months ended March 31, 2020.

As part of the JV formation, GE pays contingent consideration to Woodward consisting of fifteen annual payments of $4,894 per year, which began in the second quarter of fiscal year 2017, subject to certain claw-back conditions.  Woodward received its annual payments of $4,894 during the three-months ended March 31, 2021 and 2020, which were recorded as deferred income and included in “Net cash provided by operating activities” on the Condensed Consolidated Statements of Cash Flows.

Other income related to Woodward’s equity interest in the earnings of the JV was as follows:

	Three-Months Ended March 31,		Six-Months Ended March 31,
	2021	2020	2021	2020
Other income	$3,779	$4,681	$6,165	$7,893

Cash distributions to Woodward from the JV, recognized in “Net cash provided by operating activities” on the Condensed Consolidated Statements of Cash Flows, were as follows:

	Three-Months Ended March 31,		Six-Months Ended March 31,
	2021	2020	2021	2020
Cash distributions	$3,500	$-	$7,000	$3,000

Net sales to the JV were as follows:

	Three-Months Ended March 31,		Six-Months Ended March 31,
	2021	2020	2021	2020
Net sales[1]	$8,325	$16,606	$18,384	$31,484

(1)

Net sales included a reduction of $6,635 for the three-months and $11,055 for the six-months ended March 31, 2021 related to royalties owed to the JV by Woodward on sales by Woodward directly to third party aftermarket customers, compared to a reduction to sales of $9,779 for the three-months and $17,013 for the six-months ended March 31, 2020.

The Condensed Consolidated Balance Sheets include “Accounts receivable” related to amounts the JV owed Woodward, “Accounts payable” related to amounts Woodward owed the JV, and “Other assets” related to Woodward’s net investment in the JV, as follows:

	March 31, 2021	September 30, 2020
Accounts receivable	$3,526	$3,062
Accounts payable	4,534	1,502
Other assets	8,288	9,123

Note 7.  Financial instruments and fair value measurements

The table below presents information about Woodward’s financial assets and liabilities that are measured at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques Woodward utilized to determine such fair value as defined by the U.S. GAAP fair value hierarchy.

	At March 31, 2021				At September 30, 2020
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Financial assets:
Investments in term deposits with foreign banks	$3,051	$—	$—	$3,051	$40,453	$—	$—	$40,453
Equity securities	28,836	—	—	28,836	25,381	—	—	25,381
Total financial assets	$31,887	$—	$—	$31,887	$65,834	$—	$—	$65,834

Financial liabilities:
Cross-currency interest rate swaps	$—	$71,421	$—	$71,421	$—	$51,387	$—	$51,387
Total financial liabilities	$—	$71,421	$—	$71,421	$—	$51,387	$—	$51,387

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

Cash, trade accounts receivable, accounts payable, and short-term borrowings are not remeasured to fair value, as the carrying cost of each approximates its respective fair value.  The estimated fair values and carrying costs of other financial instruments that are not required to be remeasured at fair value in the Condensed Consolidated Balance Sheets were as follows:

		At March 31, 2021		At September 30, 2020
	Fair Value Hierarchy Level	Estimated Fair Value	Carrying Cost	Estimated Fair Value	Carrying Cost
Assets:
Notes receivable from municipalities	2	$13,323	$11,039	$13,413	$11,846
Note receivable from sale of disposal group	2	6,172	6,150	6,341	6,061
Investments in short-term time deposits	2	70	69	13,678	13,671
Liabilities:
Long-term debt	2	$801,655	$739,489	$935,610	$840,654

In connection with certain economic incentives related to Woodward’s development of a second campus in the greater-Rockford, Illinois area for its Aerospace segment and Woodward’s development of a new campus at its corporate headquarters in Fort Collins, Colorado, Woodward received long-term notes from municipalities within the states of Illinois and Colorado.  The fair value of the long-term notes was estimated based on a model that discounted future principal and interest payments received at an interest rate available to Woodward at the end of the period for similarly rated municipal notes of similar maturity, which is a level 2 input as defined by the U.S. GAAP fair value hierarchy.  The interest rates used to estimate the fair value of the long-term notes were 1.3% at March 31, 2021 and 1.2% at September 30, 2020.

In connection with the sale of the renewable power systems business and other related businesses (as described more fully in Note 10, Sale of businesses, and defined therein as the “disposal group”), Woodward received a long-term promissory note from the buyer for deferral of a portion of the purchase price.  The fair value of the long-term note was estimated based on a model that discounted future principal and interest payments received at an interest rate available to Woodward at the end of the period for similarly rated promissory notes of similar maturity, which is a level 2 input as defined by the U.S. GAAP fair value hierarchy.  The interest rate used to estimate the fair value of the long-term note was 2.0% at March 31, 2021 and 2.3% at September 30, 2020.

From time to time, certain of Woodward’s foreign subsidiaries will invest excess cash in short-term time deposits with a fixed maturity date of longer than three months but less than one year from the date of the deposit.  Woodward believes that the investments are with creditworthy financial institutions. The fair value of the investments in short-term time deposits was estimated based on a model that discounted future principal and interest payments to be received at an interest rate available to the foreign subsidiary entering into the investment for similar short-term time deposits of similar maturity.  This was determined to be a level 2 input as defined by the U.S. GAAP fair value hierarchy.  The interest rates used to estimate the fair value of the short-term time deposits was 4.4% at both March 31, 2021 and September 30, 2020.

The fair value of long-term debt was estimated based on a model that discounted future principal and interest payments at interest rates available to the Woodward at the end of the period for similar debt of the same maturity, which is a level 2 input as defined by the U.S. GAAP fair value hierarchy.  The weighted-average interest rate used to estimate the fair value of long-term debt was 1.7% at March 31, 2021 and 1.5% at September 30, 2020.

Woodward does not have expected credit losses related to any financial assets that are not required to be remeasured at fair value.

Note 8.  Derivative instruments and hedging activities

Derivative instruments not designated or qualifying as hedging instruments

In May 2018, Woodward entered into cross-currency interest rate swap agreements that synthetically converted $167,420 of floating-rate debt under Woodward’s then existing revolving credit agreement to Euro denominated floating-rate debt in conjunction with the L’Orange acquisition (the “Floating-Rate Cross-Currency Swap”). Also in May 2018, Woodward entered into cross-currency interest rate swap agreements that synthetically converted an aggregate principal amount of $400,000 of fixed-rate debt associated with the 2018 Note Purchase Agreement (as defined in Note 15, Credit Facilities, short-term borrowings and long-term debt, in Woodward’s most recently filed Form 10-K) to Euro denominated fixed-rate debt (the “Fixed-Rate Cross-Currency Swaps”).

The cross-currency interest rate swaps, which effectively reduce the interest rate on the underlying fixed and floating-rate debt under the 2018 Notes (as defined in Note 15, Credit Facilities, short-term borrowings and long-term debt, in Woodward’s most recently filed Form 10-K) and Woodward’s then existing revolving credit agreement, respectively, is recorded as a reduction to “Interest expense” in Woodward’s Condensed Consolidated Statements of Earnings.

In May 2020, Woodward terminated and settled its Floating-Rate Cross-Currency Swap and Fixed-Rate Cross-Currency Swaps and entered into a new floating-rate cross-currency interest rate swap (the “2020 Floating-Rate Cross-Currency Swap”), with a notional value of $45,000, and five fixed-rate cross-currency interest rate swap agreements (the “2020 Fixed-Rate Cross-Currency Swaps”), with an aggregate notional value of $400,000, which effectively reduced the interest rates on the underlying fixed and floating-rate debt, respectively under the 2018 Notes and Woodward’s existing revolving credit agreement, respectively.  The net interest income of the cross-currency interest rate swaps is recorded as a reduction to “Interest expense” in Woodward’s Condensed Consolidated Statements of Earnings.  As of March 31, 2021, the total notional value of the 2020 Floating-Rate Cross-Currency Swap and the 2020 Fixed-Rate Cross-Currency Swaps was $33,750 and $400,000, respectively.  See Note 7, Financial Instruments and fair value measurements, for the related fair value of the derivative instruments as of March 31, 2021.

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

In May 2020, Woodward settled the Euro denominated intercompany loan receivable with identical terms and notional value to the Floating-Rate Cross-Currency Swap and settled its reciprocal intercompany cross-currency interest rate swap.  The fair value hedge designated on these instruments was discontinued at the date of settlement.  Concurrently with settlement of the Floating-Rate Cross-Currency Swap and discontinuation of the previous fair value hedging relationship, a US dollar denominated intercompany loan payable with identical terms and notional value as the 2020 Floating-Rate Cross-Currency Swap, together with a reciprocal intercompany floating-rate cross-currency interest rate swap, was entered into by Woodward Barbados Euro Financing SRL (“Euro Barbados”), a wholly owned subsidiary of Woodward.  The US dollar denominated intercompany loan and reciprocal intercompany floating-rate cross-currency interest rate swap is designated as a fair value hedge under the criteria prescribed in ASC 815.  The objective of the derivative instrument is to hedge against the foreign currency exchange risk attributable to the spot remeasurement of the US dollar denominated intercompany loan, as Euro Barbados maintains a Euro functional currency.

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

In May 2020, Woodward settled the Euro denominated intercompany loans receivable with identical terms and notional value to the Fixed-Rate Cross-Currency Swaps and reciprocal cross-currency interest rate swaps.  The cash flow hedges designated on these instruments were discontinued at the date of settlement.  Concurrently with settlement of the Fixed-Rate Cross-Currency Swaps and the discontinuation of the previous cash flow hedging relationships, five corresponding US dollar intercompany loans payable, with identical terms and notional values of each tranche of the 2020 Fixed-Rate Cross-Currency Swaps, together with reciprocal fixed-rate intercompany cross-currency interest rate swaps, were entered into by Euro Barbados, which are designated as cash flow hedges under the criteria prescribed in ASC 815.  The objective of these derivative instruments is to hedge the risk of variability in cash flows attributable to the foreign currency exchange risk of cash flows for future principal and interest payments associated with the US dollar denominated intercompany loans over a thirteen-year period, as Euro Barbados maintains a Euro functional currency.

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

Derivatives instruments in net investment hedging relationships

On September 23, 2016, Woodward and Woodward International Holding B.V., a wholly owned subsidiary of Woodward organized under the laws of The Netherlands (the “BV Subsidiary”), each entered into a note purchase agreement (the “2016 Note Purchase Agreement”) relating to the sale by Woodward and the BV Subsidiary of an aggregate principal amount of €160,000 of senior unsecured notes in a series of private placement transactions.  Woodward issued €40,000 aggregate principal amount of Woodward’s Series M Senior Notes due September 23, 2026 (the “Series M Notes”).  Woodward designated the Series M Notes as a hedge of a foreign currency exposure of Woodward’s net investment in its Euro denominated functional currency subsidiaries.  Related to the Series M Notes, included in foreign currency translation adjustments within total comprehensive (losses) earnings are net foreign exchange gains of $2,329 for the three-months and $102 for the six-months ended March 31, 2021, compared to net foreign exchange gains of $650 for the three-months and net foreign exchange losses of $395 for the six-months ended March 31, 2020.

Impact of derivative instruments designated as qualifying hedging instruments

The following table discloses the impact of derivative instruments designated as qualifying hedging instruments on Woodward’s Condensed Consolidated Statements of Earnings:

		Three-Months Ended
		March 31, 2021
Derivatives in:	Location	Amount of (Income) Expense Recognized in Earnings on Derivative	Amount of (Gain) Loss Recognized in Accumulated OCI on Derivative	Amount of (Gain) Loss Reclassified from Accumulated OCI into Earnings
Cross-currency interest rate swap agreement designated as fair value hedges	Selling, general and administrative expenses	$(1,660)	$(1,401)	$(1,660)
Cross-currency interest rate swap agreements designated as cash flow hedges	Selling, general and administrative expenses	(19,023)	(7,491)	(19,023)
		$(20,683)	$(8,892)	$(20,683)

		Three-Months Ended
		March 31, 2020
Derivatives in:	Location	Amount of (Income) Expense Recognized in Earnings on Derivative	Amount of (Gain) Loss Recognized in Accumulated OCI on Derivative	Amount of (Gain) Loss Reclassified from Accumulated OCI into Earnings
Cross-currency interest rate swap agreement designated as fair value hedges	Selling, general and administrative expenses	$(2,043)	$(1,523)	$(1,646)
Cross-currency interest rate swap agreements designated as cash flow hedges	Selling, general and administrative expenses	(5,598)	(43,775)	(5,598)
Treasury lock agreement designated as cash flow hedge	Interest expense	(18)	—	(18)
		$(7,659)	$(45,298)	$(7,262)

		Six-Months Ended
		March 31, 2021
Derivatives in:	Location	Amount of (Income) Expense Recognized in Earnings on Derivative	Amount of (Gain) Loss Recognized in Accumulated OCI on Derivative	Amount of (Gain) Loss Reclassified from Accumulated OCI into Earnings
Cross-currency interest rate swap agreement designated as fair value hedges	Selling, general and administrative expenses	$190	$262	$190
Cross-currency interest rate swap agreements designated as cash flow hedges	Selling, general and administrative expenses	87	21,504	87
		$277	$21,766	$277

		Six-Months Ended
		March 31, 2020
Derivatives in:	Location	Amount of (Income) Expense Recognized in Earnings on Derivative	Amount of (Gain) Loss Recognized in Accumulated OCI on Derivative	Amount of (Gain) Loss Reclassified from Accumulated OCI into Earnings
Cross-currency interest rate swap agreement designated as fair value hedges	Selling, general and administrative expenses	$233	$2,075	$1,037
Cross-currency interest rate swap agreements designated as cash flow hedges	Selling, general and administrative expenses	3,393	(36,079)	3,393
Treasury lock agreement designated as cash flow hedge	Interest expense	(36)	—	(36)
		$3,590	$(34,004)	$4,394

The remaining unrecognized gains and losses in Woodward’s Condensed Consolidated Balance Sheets associated with derivative instruments that were previously entered into by Woodward, which are classified in accumulated OCI, were net losses of $42,620 as of March 31, 2021 and $21,132 as of September 30, 2020.

Note 9.  Supplemental statement of cash flows information

	Six-Months Ended March 31,
	2021	2020
Interest paid, net of amounts capitalized	$14,238	$14,146
Income taxes paid	20,843	65,283
Income tax refunds received	12,143	11,012
Non-cash activities:
Purchases of property, plant and equipment on account	2,040	2,325
Impact of the adoption of ASC 842	—	255
Common shares issued from treasury to settle benefit obligations	14,900	14,748

Note 10. Sale of businesses

In fiscal year 2020, Woodward’s board of directors (“the Board”) approved a plan to divest Woodward’s renewable power systems business, protective relays business, and other businesses within the Company’s Industrial segment (collectively, the “disposal group”).

Woodward determined that the approved plan to divest the disposal group represented a triggering event requiring (i) the net assets of the disposal group to be classified as held for sale and (ii) the long-lived assets attributable to the disposal group be assessed for impairment.  Given the facts and circumstances at that time, Woodward determined that the value of the long-lived assets of the disposal group, including goodwill, intangible assets, ROU assets and property, plant, and equipment, were not recoverable and a $22,900 non-cash impairment charge was recorded during fiscal year 2020.  The non-cash impairment charge removed all the goodwill, intangible assets, ROU assets and property, plant, and equipment associated with the disposal group from the Condensed Consolidated Balance Sheets as of March 31, 2020.

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

Note 11.  Inventories

	March 31,	September 30,
	2021	2020
Raw materials	$122,056	$123,626
Work in progress	92,124	92,934
Component parts(1)	254,042	255,980
Finished goods	70,321	66,889
Customer supplied inventory	15,790	14,955
On-hand inventory for which control has transferred to the customer	(132,012)	(116,441)
	$422,321	$437,943

(1)	Component parts include items that can be sold separately as finished goods or included in the manufacture of other products.

Note 12.  Property, plant, and equipment

	March 31,	September 30,
	2021	2020
Land and land improvements	$86,131	$83,095
Buildings and building improvements	551,726	551,540
Leasehold improvements	19,164	18,610
Machinery and production equipment	788,147	776,884
Computer equipment and software	123,001	123,903
Office furniture and equipment	41,249	41,177
Other	19,838	19,814
Construction in progress	27,772	36,367
	1,657,028	1,651,390
Less accumulated depreciation	(691,823)	(653,975)
Property, plant, and equipment, net	$965,205	$997,415

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

For the three and six-months ended March 31, 2021 and 2020, Woodward had depreciation expense as follows:

	Three-Months Ended		Six-Months Ended
	March 31,		March 31,
	2021	2020	2021	2020
Depreciation expense	$21,919	$23,177	$44,527	$45,723

Note 13.  Goodwill

	September 30, 2020	Effects of Foreign Currency Translation	March 31, 2021
Aerospace	$455,423	$—	$455,423
Industrial	352,829	(278)	352,551
Consolidated	$808,252	$(278)	$807,974

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

During the six-months ended March 31, 2021, Woodward determined the economic uncertainty and global disruption caused by the COVID-19 pandemic significantly impacted sales of all business units. Management concluded the overall economic disruption triggered by the COVID-19 pandemic generated a series of factors to consider relative to possible triggering events. However, management further concluded these factors do not individually or collectively represent triggering events that would indicate it was more likely than not that the fair value of a reporting unit is below its carrying amount as of March 31, 2021. Woodward will continue to monitor the impacts of the COVID-19 pandemic on earnings that may impact the carrying value of goodwill and long-lived assets in future periods.

Note 14.  Intangible assets, net

	March 31, 2021			September 30, 2020
	Gross Carrying Value	Accumulated Amortization	Net Carrying Amount	Gross Carrying Value	Accumulated Amortization	Net Carrying Amount
Intangible assets with finite lives:
Customer relationships and contracts:
Aerospace	$281,683	$(203,451)	$78,232	$281,683	$(196,520)	$85,163
Industrial	408,252	(46,887)	361,365	429,249	(57,045)	372,204
Total	$689,935	$(250,338)	$439,597	$710,932	$(253,565)	$457,367
Intellectual property:
Aerospace	$—	$—	$—	$—	$—	$—
Industrial	15,821	(15,775)	46	15,778	(15,640)	138
Total	$15,821	$(15,775)	$46	$15,778	$(15,640)	$138
Process technology:
Aerospace	$76,370	$(65,565)	$10,805	$76,371	$(63,956)	$12,415
Industrial	90,796	(24,266)	66,530	90,945	(22,300)	68,645
Total	$167,166	$(89,831)	$77,335	$167,316	$(86,256)	$81,060
Other intangibles:
Aerospace	$—	$—	$—	$—	$—	$—
Industrial	233	(221)	12	235	(183)	52
Total	$233	$(221)	$12	$235	$(183)	$52
Intangible asset with indefinite life:
Tradename:
Aerospace	$—	$—	$—	$—	$—	$—
Industrial	67,958	—	67,958	68,094	—	68,094
Total	$67,958	$—	$67,958	$68,094	$—	$68,094
Total intangibles:
Aerospace	$358,053	$(269,016)	$89,037	$358,054	$(260,476)	$97,578
Industrial	583,060	(87,149)	495,911	647,738	(138,605)	509,133
Consolidated Total	$941,113	$(356,165)	$584,948	$1,005,792	$(399,081)	$606,711

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

For the three and six-months ended March 31, 2021 and 2020, Woodward recorded amortization expense associated with intangibles of the following:

	Three-Months Ended		Six-Months Ended
	March 31,		March 31,
	2021	2020	2021	2020
Amortization expense	$10,560	$9,848	$21,029	$19,753

Future amortization expense associated with intangibles is expected to be:

Year Ending September 30:
2021 (remaining)	$20,668
2022	39,954
2023	38,903
2024	35,151
2025	29,937
Thereafter	352,377
$516,990

Note 15.  Credit facilities, short-term borrowings and long-term debt

Revolving credit facility

Woodward maintains a $1,000,000 revolving credit facility established under a revolving credit agreement among Woodward, a syndicate of lenders and Wells Fargo Bank, National Association, as administrative agent (the “Revolving Credit Agreement”).  The Revolving Credit Agreement provides for the option to increase available borrowings up to $1,500,000, subject to lenders’ participation.  Borrowings under the Revolving Credit Agreement can be made by Woodward and certain of its foreign subsidiaries in U.S. dollars or in foreign currencies other than the U.S. dollar and generally bear interest at LIBOR plus 0.875% to 1.75%.  The Revolving Credit Agreement matures on June 19, 2024.  Under the Revolving Credit Agreement, there were no borrowings outstanding as of March 31, 2021 and September 30, 2020.

Short-term borrowings

Woodward has other foreign lines of credit and foreign overdraft facilities at various financial institutions, which are generally reviewed annually for renewal and are subject to the usual terms and conditions applied by the financial institutions.  Pursuant to the terms of the related facility agreements, Woodward’s foreign performance guarantee facilities are limited in use to providing performance guarantees to third parties.  There were no borrowings outstanding on Woodward’s foreign lines of credit and foreign overdraft facilities as of March 31, 2021 and September 30, 2020.

Long-term debt

On November 15, 2020, Woodward paid the entire principal balance of $100,000 on its Series G and J Notes using cash on hand and proceeds from borrowings under its existing revolving credit facility.

Note 16.  Accrued liabilities

	March 31,	September 30,
	2021	2020
Salaries and other member benefits	$43,803	$50,850
Warranties	18,576	18,972
Interest payable	14,547	15,281
Accrued retirement benefits	3,013	3,051
Restructuring charges	403	3,395
Taxes, other than income	25,027	13,925
Net current contract liabilities	28,760	24,620
Other	30,221	21,700
	$164,350	$151,794

Warranties

Provisions of Woodward’s sales agreements include product warranties customary to these types of agreements.  Accruals are established for specifically identified warranty issues that are probable to result in future costs.  Warranty costs are accrued as revenue is recognized on a non-specific basis whenever past experience indicates a normal and predictable pattern exists.

Changes in accrued product warranties were as follows:

	Three-Months Ended March 31,		Six-Months Ended March 31,
	2021	2020	2021	2020
Warranties, beginning of period	$21,079	$18,927	$18,972	$27,309
Expense, net of recoveries	(377)	8,115	1,012	3,782
Reductions for settlement of previous warranty liabilities	(1,843)	(5,177)	(1,451)	(9,454)
Foreign currency exchange rate changes	(283)	(95)	43	133
Warranties, end of period	$18,576	$21,770	$18,576	$21,770

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

The summary of activity in accrued restructuring charges during the six-months ended March 31, 2021 and 2020 are as follows:

		Period Activity
	Balances as of September 30, 2020	Charges	Payments	Foreign currency exchange rate changes	Non-cash activity	Balances as of March 31, 2021
Workforce management costs associated with:
COVID-19 pandemic	$3,395	$—	$(2,287)	$21	$(726)	$403
Total	$3,395	$—	$(2,287)	$21	$(726)	$403

		Period Activity
	Balances as of September 30, 2019	Charges	Payments	Foreign currency exchange rate changes	Non-cash activity	Balances as of March 31, 2020
Workforce management costs associated with:
Duarte plant relocation	$440	$—	$(440)	$—	$—	$—
Industrial turbomachinery business realignment	67	—	(24)	—	(43)	—
Total	$507	$—	$(464)	$—	$(43)	$—

Note 17.  Other liabilities

	March 31,	September 30,
	2021	2020
Net accrued retirement benefits, less amounts recognized within accrued liabilities	$116,694	$114,013
Total unrecognized tax benefits	13,758	10,230
Noncurrent income taxes payable	16,388	18,322
Deferred economic incentives (1)	8,594	9,105
Cross-currency swap derivative liability	71,421	51,387
Noncurrent operating lease liabilities	17,178	14,569
Net noncurrent contract liabilities	376,806	366,642
Other	25,061	33,637
	$645,900	$617,905
(1)

Woodward receives certain economic incentives from various state and local authorities related to capital expansion projects.  Such amounts are initially recorded as deferred credits and are being recognized as a reduction to pre-tax expense over the economic lives of the related capital expansion projects.

Note 18.  Other (income) expense, net

	Three-Months Ended		Six-Months Ended
	March 31,		March 31,
	2021	2020	2021	2020
Equity interest in the earnings of the JV (Note 6)	$(3,779)	$(4,681)	$(6,165)	$(7,893)
Net gain on sales of assets and businesses(1)	(1,354)	(10)	(1,942)	(13,557)
Rent income	(393)	(324)	(743)	(575)
Net (gain) loss on investments in deferred compensation program	(2,274)	3,021	(3,257)	1,776
Other components of net periodic pension and other postretirement benefit, excluding service cost and interest expense	(3,401)	(2,926)	(7,051)	(5,973)
Other	(130)	(143)	(296)	(266)
	$(11,331)	$(5,063)	$(19,454)	$(26,488)
(1)

Included in net gain on sale of assets and businesses for the six-months ended March 31, 2020 was the pre-tax gain on sale of Duarte real property in the amount of $13,522 recognized in the first quarter of fiscal year 2020.

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

The following table sets forth the tax expense and the effective tax rate for Woodward’s earnings before income taxes:

	Three-Months Ended		Six-Months Ended
	March 31,		March 31,
	2021	2020	2021	2020
Earnings before income taxes	$78,487	$107,199	$126,071	$168,747
Income tax expense	10,174	15,881	16,188	24,056
Effective tax rate	13.0%	14.8%	12.8%	14.3%

The decrease in the effective tax rate for the three-months ended March 31, 2021 compared to the three-months ended March 31, 2020 is primarily attributable to a larger favorable increase in the net excess income tax benefit from stock-based compensation in the second quarter of fiscal year 2021 compared to the second quarter of fiscal year 2020, partially offset by income tax credits in the second quarter of the prior year as a result of a reduction in projected earnings, which did not repeat in the current year quarter.

This decrease was partially offset by increased taxes on combined foreign earnings when compared to the second quarter of fiscal year 2020, a reduction of India’s tax on dividend distributions that occurred during the second quarter of fiscal year 2020 which did not repeat in the current quarter, and the change to the annual effective tax rate benefit related to state income tax credits compared to full-year projected earnings in first quarter and second quarter of the prior year, which did not repeat in the current quarter.

The decrease in the effective tax rate for the six-months ended March 31, 2021 compared to the six-months ended March 31, 2020 is primarily attributable to larger favorable increase in the net excess income tax benefits from stock-based compensation and the impact of decreased projected full-year earnings for fiscal year 2021 relative to the expected tax benefits from the research credit and various state income tax credits. This decrease is partially offset by the tax benefit associated with the impairment of assets held for sale and India’s tax on dividend distributions in fiscal year 2020, which did not repeat in the current fiscal year, and increased taxes on combined foreign earnings when compared to the prior fiscal year.

Gross unrecognized tax benefits were $13,314 as of March 31, 2021, and $9,851 as of September 30, 2020.  At March 31, 2021, the amount of the liability for unrecognized tax benefits that, if recognized, would impact Woodward’s effective tax rate was $7,349.  At this time, Woodward believes it is reasonably possible that the liability for unrecognized tax benefits will decrease by as much as $1,884 in the next twelve months due to the completion of review by tax authorities, lapses of statutes, and the settlement of tax positions.  Woodward’s tax expense includes accruals for potential interest and penalties related to unrecognized tax benefits and all other interest and penalties related to tax payments.

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

Most of Woodward’s U.S. employees with at least two years of service receive an annual contribution of Woodward stock, equal to 5% of their eligible prior year wages, to their personal Woodward Retirement Savings Plan accounts.  Woodward fulfilled its annual Woodward stock contribution obligation using shares held in treasury stock by issuing a total of 128 shares of common stock for a value of $14,900 in the second quarter of fiscal year 2021, compared to a total of 124 shares of common stock for a value of $14,748 in the second quarter of fiscal year 2020.

The amount of expense associated with defined contribution plans was as follows:

	Three-Months Ended		Six-Months Ended
	March 31,		March 31,
	2021	2020	2021	2020
Company costs	$8,497	$8,910	$16,533	$17,614

Defined benefit plans

Woodward has defined benefit plans that provide pension benefits for certain retired employees in the United States, the United Kingdom, Japan, and Germany.  Woodward also provides other postretirement benefits to its employees including postretirement medical benefits and life insurance benefits.  Postretirement medical benefits are provided to certain current and retired employees and their covered dependents and beneficiaries in the United States.  Life insurance benefits are provided to certain retirees in the United States under frozen plans, which are no longer available to current employees.  A September 30 measurement date is utilized to value plan assets and obligations for all of Woodward’s defined benefit pension and other postretirement benefit plans.

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

The components of the net periodic retirement pension costs recognized are as follows:

	Three-Months Ended March 31,
	United States		Other Countries		Total
	2021	2020	2021	2020	2021	2020
Service cost	$432	$415	$736	$708	$1,168	$1,123
Interest cost	1,239	1,397	343	319	1,582	1,716
Expected return on plan assets	(3,536)	(3,086)	(625)	(708)	(4,161)	(3,794)
Amortization of:
Net actuarial loss	135	357	234	260	369	617
Prior service cost	243	234	6	6	249	240
Net periodic retirement pension (benefit) cost	$(1,487)	$(683)	$694	$585	$(793)	$(98)
Contributions paid	$—	$—	$675	$601	$675	$601

	Six-Months Ended March 31,
	United States		Other Countries		Total
	2021	2020	2021	2020	2021	2020
Service cost	$864	$830	$1,465	$1,418	$2,329	$2,248
Interest cost	2,478	2,795	676	640	3,154	3,435
Expected return on plan assets	(7,072)	(6,173)	(1,227)	(1,540)	(8,299)	(7,713)
Amortization of:
Net actuarial loss	270	715	462	521	732	1,236
Prior service cost	485	468	12	12	497	480
Net periodic retirement pension (benefit) cost	$(2,975)	$(1,365)	$1,388	$1,051	$(1,587)	$(314)
Contributions paid	$—	$—	$1,218	$1,732	$1,218	$1,732

The components of net periodic retirement pension costs other than the service cost and interest cost components are included in the line item “Other (income) expense, net” in the Condensed Consolidated Statements of Earnings.  The interest cost component is included in the line item “Interest expense” in the Condensed Consolidated Statements of Earnings.

The components of the net periodic other postretirement benefit costs recognized are as follows:

	Three-Months Ended		Six-Months Ended
	March 31,		March 31,
	2021	2020	2021	2020
Service cost	$1	$—	$1	$1
Interest cost	149	196	299	391
Amortization of:
Net actuarial loss	8	11	15	23
Prior service cost	1	—	1	1
Net periodic other postretirement cost	$159	$207	$316	$416
Contributions paid	$940	$176	$978	$521

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

Retirement pension benefits:
United States	$—
United Kingdom	328
Japan	—
Germany	385
Other postretirement benefits	2,135

Note 21.  Stockholders’ equity

Stock repurchase program

In the first quarter of fiscal year 2017, the Board terminated the Company’s prior stock repurchase program and replaced it with a new program for the repurchase of up to $500,000 of Woodward’s outstanding shares of common stock on the open market or in privately negotiated transactions over a three year period that ended in November 2019 (the “2017 Authorization”).  Effective upon the expiration of the 2017 Authorization in November 2019, the Board approved a new program for the repurchase of up to $500,000 of Woodward’s outstanding shares of common stock on the open market or in privately negotiated transactions over a three year period that will end in 2022 (the “2019 Authorization”).  In the first half of fiscal year 2021, Woodward purchased no shares of its common stock under the 2019 Authorization.  Woodward repurchased 124 shares of common stock for $13,346 under the 2019 Authorization in the first half of fiscal year 2020.

Stock-based compensation

Provisions governing outstanding stock option awards are included in the 2017 Omnibus Incentive Plan, as amended from time to time (the “2017 Plan”) and the 2006 Omnibus Incentive Plan (the “2006 Plan”), as applicable.

The 2017 Plan was approved by Woodward’s stockholders in January 2017 and is a successor plan to the 2006 Plan.  As of September 14, 2016, the effective date of the 2017 Plan, the Board delegated authority to administer the 2017 Plan to the compensation committee of the Board (the “Committee”), including, but not limited to, the power to determine the recipients of awards and the terms of those awards.  On January 29, 2020 and January 27, 2021, Woodward’s stockholders approved an additional 1,000 and 1,500 shares, respectively, of Woodward’s common stock to be made available for future grants.  Under the 2017 Plan, there were approximately 2,692 shares of Woodward’s common stock available for future grants as of March 31, 2021 and 1,972 shares as of September 30, 2020.

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

	Three-Months Ended				Six-Months Ended
	March 31,				March 31,
	2021			2020	2021			2020
Weighted-average exercise price per share	$122.88			$127.84	$82.46			$104.91
Weighted-average grant date market value of Woodward stock	$122.88			$127.84	$82.46			$104.91
Expected term (years)	6.5	-	8.7	6.5	6.5	-	8.7	6.4	-	8.7
Estimated volatility	33.9%	-	36.2%	25.7%	33.3%	-	36.2%	25.7%	-	30.1%
Estimated dividend yield	0.5%	-	0.6%	0.9%	0.3%	-	0.6%	0.6%	-	0.9%
Risk-free interest rate	0.6%	-	1.1%	1.7%	0.4%	-	1.1%	1.6%	-	1.7%

The following is a summary of the activity for stock option awards during the three and six-months ended March 31, 2021:

	Three-Months Ended		Six-Months Ended
	March 31, 2021		March 31, 2021
	Number of options	Weighted-Average Exercise Price per Share	Number of options	Weighted-Average Exercise Price per Share
Options, beginning balance	5,901	$65.47	5,443	$62.00
Options granted	26	122.88	773	82.46
Options exercised	(410)	41.71	(696)	40.93
Options forfeited	—	—	(3)	87.38
Options, ending balance	5,517	67.50	5,517	67.50

Changes in non-vested stock options during the three and six-months ended March 31, 2021 were as follows:

	Three-Months Ended		Six-Months Ended
	March 31, 2021		March 31, 2021
	Number of options	Weighted-Average Grant Date Fair Value per Share	Number of options	Weighted-Average Grant Date Fair Value Per Share
Non-vested options outstanding, beginning balance	2,170	$25.40	2,078	$24.69
Options granted	26	42.45	773	28.22
Options vested	(90)	20.66	(742)	25.19
Options forfeited	—	—	(3)	25.18
Non-vested options outstanding, ending balance	2,106	25.81	2,106	25.81

Information about stock options that have vested, or are expected to vest, and are exercisable at March 31, 2021 was as follows:

	Number of options	Weighted-Average Exercise Price	Weighted-Average Remaining Life in Years	Aggregate Intrinsic Value
Options outstanding	5,517	$67.50	6.4	$293,200
Options vested and exercisable	3,423	58.05	5.1	214,223
Options vested and expected to vest	5,425	67.25	6.4	289,632

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

At March 31, 2021, there was approximately $15,693 of total unrecognized compensation expense related to non-vested stock-based compensation arrangements, including both stock options and restricted stock awards.  The pre-vesting forfeiture rates for purposes of determining stock-based compensation expense recognized were estimated to be 0% for members of the Board and 7.3% for all others.  The remaining unrecognized compensation cost is expected to be recognized over a weighted-average period of approximately 2.1 years.

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

In the event of a change in control of Woodward, as defined in change-in-control agreements with its corporate officers, Woodward may be required to pay termination benefits to such officers.

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

A summary of consolidated net sales and earnings by segment follows:

	Three-Months Ended		Six-Months Ended
	March 31,		March 31,
	2021	2020	2021	2020
Segment external net sales:
Aerospace	$364,706	$474,236	$686,373	$948,161
Industrial	216,615	245,984	432,567	492,414
Total consolidated net sales	$581,321	$720,220	$1,118,940	$1,440,575
Segment earnings:
Aerospace	$69,008	$117,638	$115,474	$210,549
Industrial	27,871	25,972	60,759	54,202
Nonsegment expenses	(10,426)	(28,131)	(33,785)	(79,202)
Interest expense, net	(7,966)	(8,280)	(16,377)	(16,802)
Consolidated earnings before income taxes	$78,487	$107,199	$126,071	$168,747

Segment assets consist of accounts receivable; inventories; property, plant, and equipment, net; goodwill; and other intangibles, net.  A summary of consolidated total assets by segment follows:

	March 31, 2021	September 30, 2020
Segment assets:
Aerospace	$1,735,452	$1,752,516
Industrial	1,529,109	1,529,411
Unallocated corporate property, plant and equipment, net	103,949	106,380
Other unallocated assets	652,262	515,029
Consolidated total assets	$4,020,772	$3,903,336

Note 24.  Subsequent events

On April 28, 2021, the Board approved a cash dividend of $0.1625 per share for the quarter, payable on June 1, 2021, for stockholders of record as of May 18, 2021.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

This Quarterly Report on Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements regarding future events and our future results within the meaning of the Private Securities Litigation Reform Act of 1995.  All statements other than statements of historical fact are statements that are deemed forward-looking statements.  These statements are based on current expectations, estimates, forecasts, and projections about the industries in which we operate and the beliefs and assumptions of management.  Words such as “anticipate,” “believe,” “estimate,” “seek,” “goal,” “expect,” “forecast,” “intend,” “continue,” “outlook,” “plan,” “project,” “target,” “strive,” “can,” “could,” “may,” “should,” “will,” “would,” variations of such words, and similar expressions are intended to identify such forward-looking statements.  In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, and other characteristics of future events or circumstances are forward-looking statements.  Forward-looking statements may include, among others, statements relating to:

•	the impacts on our business relating to the global COVID-19 pandemic, including the impacts thereof to supply and demand, and measures taken by governments and private industry in response;
•	future sales, earnings, cash flow, uses of cash, and other measures of financial performance;
•	trends in our business and the markets in which we operate, including expectations in those markets in future periods;
•	our expected expenses in future periods and trends in such expenses over time;
•	descriptions of our plans and expectations for future operations;
•	our expectations with regard to the status of the Boeing 737 MAX aircraft, the related impact on our original equipment manufacturer and initial provision sales, and the aircraft’s return to service;
•	plans and expectations relating to the performance of our joint venture with General Electric Company;
•	investments in new campuses, business sites and related business developments;
•	the effect of economic trends or growth;
•	the expected levels of activity in particular industries or markets and the effects of changes in those levels;
•	the scope, nature, or impact of acquisition activity and integration of such acquisition into our business;
•	the research, development, production, and support of new products and services;
•	new business opportunities;
•	restructuring and alignment costs and savings;
•	our plans, objectives, expectations and intentions with respect to business opportunities that may be available to us;
•	our liquidity, including our ability to meet capital spending requirements and operations;
•	future repurchases of common stock;
•	future levels of indebtedness and capital spending;
•	the stability of financial institutions, including those lending to us;
•	pension and other postretirement plan assumptions and future contributions; and
•	our tax rate and other effects of changes in applicable tax laws.

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

OVERVIEW

COVID-19 Pandemic

In March 2020, the World Health Organization declared COVID-19 to be a global pandemic. The pandemic has led to significant volatility in financial, commodities (including oil and gas) and other markets and industries (including the aviation industry) and has negatively affected the business and results of operations for the Company. As the COVID-19 pandemic progressed, we reacted quickly to navigate the uncertain market environment, reduce our cost structure, increase our focus on operational excellence, and prioritize diligent cash management. The aggressive actions we implemented continue to drive strong cash flow, improve our liquidity and overall financial position, and enable ongoing investments in opportunities for growth in the markets in which we do business.

The ongoing rollout of vaccines across many countries is driving optimism for economic recovery, but the enduring turbulence caused by the COVID-19 pandemic, including significantly reduced global passenger travel and new viral variants, continues to cloud near-term forecasts. We are unable to predict the extent to which the pandemic and related impacts will continue to adversely affect our business, including our operational performance, results of operations, financial position, and the achievement of our strategic objectives. Nonetheless, the second quarter of fiscal year 2021 showed improved results from the first quarter of fiscal year 2021 and we believe our markets will continue to improve for the remainder of the year and into fiscal year 2022.

We will continue to actively monitor the situation and may potentially take further actions to alter our business operations that we determine are in the best interests of our shareholders, employees, customers, communities, business partners, and suppliers, or as required by federal, state, or local authorities.  It is not clear what the potential effects any such alterations or modifications may have on our business in future periods, including the effects on the Company's customers, employees, and prospects, or on our financial results.

Divestiture of the Renewables business and related businesses

In the first quarter of fiscal year 2020, Woodward’s board of directors (the “Board”) approved a plan to divest our renewable power systems business, protective relay business, and other businesses within the Industrial segment (collectively, the “disposal group”).  The assets of the disposal group were primarily located in Germany, Poland and Bulgaria, and the transactions consummating the sale of the disposal group were completed on April 30, 2020 (the “Closing”).  Financial information for the disposal group is reflected in our financial statements prior to the date of Closing.

Operational Highlights

Quarter to Date Highlights

Net sales for the second quarter of fiscal year 2021 were $581,321, a decrease of 19.3% or $138,899, from $720,220 for the second quarter of the prior fiscal year.  Foreign currency exchange rates had a favorable impact on net sales of $11,006 for the second quarter of fiscal year 2021 as compared to the same period of the prior year.  There were no sales for the disposal group for the second quarter of fiscal year 2021, as the disposal group was divested on April 30, 2020.  Net sales excluding the disposal group for the second quarter of fiscal year 2020 were $688,853.  Aerospace segment net sales for the second quarter of fiscal year 2021 were down 23.1% to $364,706, compared to $474,236 for the second quarter of the prior fiscal year.  Sequentially, Aerospace segment net sales for the second quarter of fiscal year 2021 were up 13.4%, or $43,039, compared to $321,667 for the first quarter of fiscal year 2021. Industrial segment net sales for the second quarter of fiscal year 2021 were $216,615, down 11.9% compared to $245,984 for the second quarter of fiscal year 2020. Industrial segment net sales excluding the disposal group were $214,617 for the second quarter of fiscal year 2020.  Sequentially, Industrial segment net sales for the second quarter of fiscal year 2021 were flat compared to the first quarter of fiscal year 2021.  Foreign currency exchange rates had a favorable impact on Industrial segment net sales of $10,435 for the second quarter of fiscal year 2021 as compared to the same period of the prior year.

Net earnings and adjusted net earnings for the second quarter of fiscal year 2021 were both $68,313, or $1.04 per diluted share.  Net earnings for the second quarter of fiscal year 2020 were $91,318, or $1.41 per diluted share, and adjusted net earnings for the second quarter of fiscal year 2020 were $104,052, or $1.61 per diluted share.

The effective tax rate and adjusted effective tax rate in the second quarter of fiscal year 2021 were both 13.0%.  The effective tax rate in the second quarter of fiscal year 2020 was 14.8%, and the adjusted effective tax rate in the second quarter of fiscal year 2020 was 16.2%.

Earnings before interest and taxes (“EBIT”) and adjusted EBIT for the second quarter of fiscal year 2021 was $86,453, down 25.1% from $115,479 in the same period of fiscal year 2020.  Earnings before interest, taxes, depreciation and amortization (“EBITDA”) and adjusted EBITDA for the second quarter of fiscal year 2021 was $118,932, down 19.9% from $148,504 for the same period of fiscal year 2020.  Adjusted EBIT and adjusted EBITDA for the second quarter of fiscal year 2020 were $132,401 and $165,426, respectively.

Aerospace segment earnings as a percent of segment net sales were 18.9% in the second quarter of fiscal year 2021, compared to 24.8% in the second quarter of the prior fiscal year.  Industrial segment earnings as a percent of segment net sales in the second quarter of fiscal year 2021 were 12.9%, compared to 10.6% in the second quarter of the prior fiscal year.  For the second quarter of fiscal year 2020, Industrial segment earnings excluding the disposal group were 11.6% of Industrial segment net sales excluding the disposal group.

Adjusted net earnings, adjusted earnings per share, adjusted effective tax rate, EBIT, adjusted EBIT, EBITDA, and adjusted EBITDA, as well as Industrial segment sales excluding the disposal group and Industrial segment earnings excluding the disposal group, are non-U.S. GAAP financial measures.  A description of these measures as well as a reconciliation of these non-U.S. GAAP financial measures to the closest U.S. GAAP financial measures can be found under the caption “Non-U.S. GAAP Measures” in this Item 2 – Management’s Discussion and Analysis of Financial Conditions and Results of Operations.

Year to Date Highlights

Net sales for the first half of fiscal year 2021 were $1,118,940, a decrease of 22.3% or $321,635, from $1,440,575 for the first half of the prior fiscal year. Foreign currency exchange rates had a favorable impact on net sales of $20,484 for the first half of fiscal year 2021. Aerospace segment net sales for the first half of fiscal year 2021 were down 27.6% to $686,373, compared to $948,161 for the first half of the prior fiscal year. Industrial segment net sales for the first half of fiscal year 2021 were $432,567, down 12.2% compared to $492,414 for the first half of fiscal year 2020. Industrial segment net sales excluding the disposal group for the first half of fiscal year 2020 were $432,480.

Net earnings and adjusted net earnings for the first half of fiscal year 2021 were both $109,883, or $1.68 per diluted share. Net earnings for the first half of fiscal year 2020 were $144,691, or $2.24 per diluted share, and adjusted net earnings for the first half of fiscal year 2020 were $175,266, or $2.71 per diluted share.

The effective tax rate and adjusted effective tax rate in the first half of fiscal year 2021 were both 12.8%.  For the first half of fiscal year 2020, the effective tax rate was 14.3% and the adjusted effective tax rate was 16.6%.

EBIT and adjusted EBIT for the first half of fiscal year 2021 was $142,448, down 23.2% from $185,549 in the same period of fiscal year 2020. EBITDA and adjusted EBITDA for the first half of fiscal year 2021 was $208,004, down 17.1% from $251,025 for the same period of fiscal year 2020. Adjusted EBIT and adjusted EBITDA for the first half of fiscal year 2021 were $226,851 and $292,327, respectively.

Aerospace segment earnings as a percent of segment net sales were 16.8% in the first half of fiscal year 2021, compared to 22.2% in the first half of the prior fiscal year. Industrial segment earnings as a percent of segment net sales in the first half of fiscal year 2021 were 14.0%, compared to 11.0% in the first half of the prior fiscal year. Industrial segment earnings excluding the disposal group were 11.8% of Industrial segment net sales excluding the disposal group for the first half of fiscal year 2020.

Adjusted net earnings, adjusted earnings per share, adjusted effective tax rate, EBIT, adjusted EBIT, EBITDA, and adjusted EBITDA, as well as Industrial segment sales excluding the disposal group and Industrial segment earnings excluding the disposal group, are non-U.S. GAAP financial measures.  A description of these measures as well as a reconciliation of these non-U.S. GAAP financial measures to the closest U.S. GAAP financial measures can be found under the caption “Non-U.S. GAAP Measures” in this Item 2 – Management’s Discussion and Analysis of Financial Conditions and Results of Operations.

Liquidity Highlights

Net cash provided by operating activities for the first half of fiscal year 2021 was $218,997, compared to $52,179 for the first half of fiscal year 2020.  The increase in net cash provided by operating activities in the first half of fiscal year 2021 compared to the first half of the prior fiscal year is primarily attributable to the timing of cash payments to suppliers, as well as cash payments for annual bonuses and certain tax payments, both of which were paid in the first half of fiscal year 2020 but were not paid in the first half of fiscal year 2021.

For the first half of fiscal year 2021, free cash flow, which we define as net cash flow from operating activities less payments for property, plant and equipment, was $205,684, compared to $22,818 for the first half of fiscal year 2020.  Adjusted free cash flow, which we define as free cash flow, plus the cash proceeds from the sale of real property at our former Duarte, California operations was $28,980 for the first half of fiscal year 2020.  No adjustments were made to free cash flow for the first half of fiscal year 2021.  Free cash flow and adjusted free cash flow are non-U.S. GAAP financial measures.  A description of these measures as well as a reconciliation of these non-U.S. GAAP financial measures to the closest U.S. GAAP financial measures can be found under the caption “Non-U.S. GAAP Measures” in this Item 2 – Management’s Discussion and Analysis of Financial Conditions and Results of Operations.

At March 31, 2021, we held $287,595 in cash and cash equivalents and had total outstanding debt of $737,493.  We have additional borrowing availability of $989,131, net of outstanding letters of credit, under our revolving credit agreement.  At March 31, 2021, we also had additional borrowing capacity of $7,442 under various foreign lines of credit and foreign overdraft facilities.

RESULTS OF OPERATIONS

The following table sets forth consolidated statements of earnings data as a percentage of net sales for each period indicated:

	Three-Months Ended				Six-Months Ended
	March 31, 2021	% of Net Sales	March 31, 2020	% of Net Sales	March 31, 2021	% of Net Sales	March 31, 2020	% of Net Sales
Net sales	$581,321	100%	$720,220	100%	$1,118,940	100%	$1,440,575	100%
Costs and expenses:
Cost of goods sold	434,243	74.7%	517,514	71.9%	835,883	74.7%	1,052,431	73.1%
Selling, general, and administrative expenses	44,329	7.6%	57,629	8.0%	100,440	9.0%	119,674	8.3%
Research and development costs	27,627	4.8%	34,661	4.8%	59,623	5.3%	71,507	5.0%
Impairment of assets sold	—	0.0%	—	0.0%	—	0.0%	37,902	2.6%
Interest expense	8,249	1.4%	8,756	1.2%	17,155	1.5%	17,765	1.2%
Interest income	(283)	(0.1)%	(476)	(0.1)%	(778)	(0.1)%	(963)	(0.1)%
Other (income) expense, net	(11,331)	(1.9)%	(5,063)	(0.7)%	(19,454)	(1.7)%	(26,488)	(1.8)%
Total costs and expenses	502,834	86.5%	613,021	85.1%	992,869	88.7%	1,271,828	88.3%
Earnings before income taxes	78,487	13.5%	107,199	14.9%	126,071	11.3%	168,747	11.7%
Income tax expense	10,174	1.8%	15,881	2.2%	16,188	1.4%	24,056	1.7%
Net earnings	$68,313	11.8%	$91,318	12.7%	$109,883	9.8%	$144,691	10.0%

Other select financial data:

	March 31,	September 30,
	2021	2020
Working capital	$1,026,754	$818,533
Current portion of long-term debt	1,398	101,634
Total debt	737,493	838,483
Total stockholders' equity	2,133,301	1,992,677

Net Sales

Consolidated net sales for the second quarter of fiscal year 2021 decreased by $138,899, or 19.3%, compared to the same period of fiscal year 2020.  Consolidated net sales for the first half of fiscal year 2021 decreased by $321,635, or 22.3%, compared to the same period of fiscal year 2020.

Details of the changes in consolidated net sales are as follows:

	Three-Month Period	Six-Month Period
Consolidated net sales for the period ended March 31, 2020	$720,220	$1,440,575
Aerospace volume	(105,566)	(255,603)
Industrial volume	(8,933)	(20,348)
Disposals group divestiture impact	(31,367)	(59,933)
Noncash consideration	(7,655)	(13,973)
Effects of changes in price and sales mix	3,616	7,738
Effects of changes in foreign currency rates	11,006	20,484
Consolidated net sales for the period ended March 31, 2021	$581,321	$1,118,940

The decrease in consolidated net sales for the second quarter and first half of fiscal year 2021 is primarily attributable to the decline in sales volume related to the ongoing impact of the COVID-19 pandemic.  In the Aerospace segment, the decrease in net sales volumes is primarily attributable to lower commercial sales as a result of the secular decline in global passenger traffic and original equipment manufacturer (“OEM”) production rates, in each case as a result of the global COVID-19 pandemic.  In the Industrial segment, the decrease in net sales volumes is primarily attributable to the divestiture of the disposal group, continued weakness in the oil and gas market and the associated aftermarket due to the ongoing impact of the COVID-19 pandemic, partially offset by favorable effects of foreign currency exchange rates and strong demand for natural gas powered trucks in China.

Costs and Expenses

Cost of goods sold decreased by $83,271 to $434,243, or 74.7% of net sales, for the second quarter of fiscal year 2021, from $517,514, or 71.9% of net sales, for the second quarter of fiscal year 2020.  Cost of goods sold decreased by $216,548 to $835,883, or 74.7% of net sales, for the first half of fiscal year 2021 from $1,052,431, or 73.1% of net sales, for the first half of fiscal year 2020.  The decrease in cost of goods sold in the second quarter and first half of fiscal year 2021 compared to the same period of the prior year is primarily due to lower sales volume as a result of the global disruption caused by the COVID-19 pandemic.

Gross margin (as measured by net sales less cost of goods sold, divided by net sales) was 25.3% for the second quarter and first half of fiscal year 2021, compared to 28.1% for the second quarter and 26.9% for the first half of fiscal year 2020.  The decrease in gross margin for the second quarter and first half of fiscal year 2021 compared to the same periods of the prior year primarily due to lower Aerospace OEM and aftermarket sales volume as a result of global disruption caused by the COVID-19 pandemic.

Selling, general and administrative expenses decreased by $13,300, or 23.1%, to $44,329 for the second quarter of fiscal year 2021, compared to $57,629 for the second quarter of fiscal year 2020.  Selling, general, and administrative expenses decreased by $19,234, or 16.1%, to $100,440 for the first half of fiscal year 2021, compared to $119,674 for the first half of fiscal year 2020. Selling, general, and administrative expenses as a percentage of net sales decreased to 7.6% for the second quarter of fiscal year 2021, compared to 8.0% for the second quarter of fiscal year 2020.  While selling, general, and administrative expenses decreased on an overall dollar basis in the first half of fiscal year 2021 compared to the first half of fiscal year 2020, selling general and administrative expenses as a percentage of net sales increased to 9.0% for the first half of fiscal year 2021, compared to 8.3% for the first half of fiscal year 2020.  The decrease in selling, general and administrative expenses on an overall dollar basis is primarily due to a decrease in certain expenses incurred in the second quarter of fiscal year 2020 related to merger and divestiture activities, which did not repeat in the current year quarter, as well as savings in the current year quarter from cost reduction initiatives.

Research and development costs decreased by $7,034, or 20.3%, to $27,627 for the second quarter of fiscal year 2021, as compared to $34,661 for the second quarter of fiscal year 2020.  Research and development costs as a percentage of net sales were flat for the second quarter of fiscal year 2021, as compared to the same period of the prior fiscal year.  Research and development costs decreased by $11,884, or 16.6%, to $59,623 for the first half of fiscal year 2021, as compared to $71,507 for the first half of fiscal year 2020. Research and development costs increased as a percentage of net sales to 5.3% for the first half of fiscal year 2021, as compared to 5.0% for the first half of fiscal year 2020.  Research and development costs decreased primarily due to savings from cost reduction initiatives.  Our research and development activities extend across almost all of our customer base, and we anticipate ongoing variability in research and development due to the timing of customer business needs on current and future programs.

Impairment of assets sold was comprised entirely of a charge of $37,902 recognized in the first quarter of fiscal year 2020.  The Board approved a plan to divest the disposal group, which resulted in the recognition of the associated assets and liabilities as held for sale at that time. Concurrently, Woodward determined that the assets held for sale, net of any liabilities held for sale, were impaired and recognized a non-cash impairment charge of $37,902, representing the write down of the associated net assets held for sale to their fair market value as of December 31, 2019.

Interest expense decreased by $507, or 5.8%, to $8,249 for the second quarter of fiscal year 2021, compared to $8,756 for the second quarter of fiscal year 2020.  Interest expense increased as a percentage of net sales to 1.4% for the second quarter of fiscal year 2021, as compared to 1.2% for the second quarter of fiscal year 2020.  Interest expense decreased by $610, or 3.4%, to $17,155 for the first half of fiscal year 2021, as compared to $17,765 for the first half of fiscal year 2020.  Interest expense as a percentage of net sales was 1.5% for the first half of fiscal year 2021, compared to 1.2% for the first half of fiscal year 2020.  In the first half of fiscal year 2021, we have paid the entire balance of two series of private placement notes totaling $100,000 primarily using cash from operations and proceeds from our revolving credit facility.  The revolving credit facility bears interest at a substantially lower rate than the private placement notes that were paid.

Other income increased by $6,268 to $11,331 for the second quarter of fiscal year 2021, compared to $5,063 for the second quarter of fiscal year 2020.  Other income decreased by $7,034 to $19,454 for the first half of fiscal year, compared to $26,488 for the first half of fiscal year 2020.  Other income increased for the second quarter of fiscal year 2021 compared to the same period of the prior fiscal year primarily due to net market gains on investments in our deferred compensation program.  Other income decreased in the first half of fiscal year 2021 compared to the first half of fiscal year 2020 primarily due to a gain on the sale of a portion of our property in Duarte, California in the amount of $13,552, which was recognized in the first half of fiscal year 2020.

Income taxes were provided at an effective rate on earnings before income taxes of 13.0% for the second quarter and 12.8% for the first half of fiscal year 2021, and 14.8% for the second quarter and 14.3% for the first half of fiscal year 2020.

The decrease in the effective tax rate for the second quarter of fiscal year 2021 compared to the same period of the prior year is primarily attributable to a larger favorable increase in the net excess income tax benefit from stock-based compensation in the second quarter of fiscal year 2021 compared to the second quarter of fiscal year 2020, and the impact of decreased projected full-year earnings for fiscal year 2021 relative to the expected tax benefits from the research credit.  This decrease was partially offset by increased taxes on combined foreign earnings when compared to the second quarter of fiscal year 2020, a reduction of India’s tax on dividend distributions that occurred in the second quarter of fiscal year 2020 which did not repeat in the current quarter, partially offset by income tax credits in the second quarter of the prior year as a result of a reduction in projected earnings, which did not repeat in the current year quarter.

The decrease in the effective tax rate for the first half of fiscal year 2021 compared to same period of the prior fiscal year is primarily attributable to larger favorable increase in the net excess income tax benefits from stock-based compensation and the impact of decreased projected full-year earnings for fiscal year 2021 relative to the expected tax benefits from the research credit and various state income tax credits.  This decrease is partially offset by the tax benefit associated with the impairment of assets held for sale and India’s tax on dividend distributions in fiscal year 2020 that did not repeat in the current fiscal year, and increased taxes on combined foreign earnings when compared to the prior fiscal year.

Segment Results

The following table presents sales by segment:

	Three-Months Ended March 31,				Six-Months Ended March 31,
	2021		2020		2021		2020
Net sales:
Aerospace	$364,706	62.7%	$474,236	65.8%	$686,373	61.3%	$948,161	65.8%
Industrial	216,615	37.3%	245,984	34.2%	432,567	38.7%	492,414	34.2%
Consolidated net sales	$581,321	100%	$720,220	100%	$1,118,940	100%	$1,440,575	100%

The following table presents earnings by segment and reconciles segment earnings to consolidated net earnings:

	Three-Months Ended March 31,		Six-Months Ended March 31,
	2021	2020	2021	2020
Aerospace	$69,008	$117,638	$115,474	$210,549
Industrial	27,871	25,972	60,759	54,202
Nonsegment expenses	(10,426)	(28,131)	(33,785)	(79,202)
Interest expense, net	(7,966)	(8,280)	(16,377)	(16,802)
Consolidated earnings before income taxes	78,487	107,199	126,071	168,747
Income tax expense	(10,174)	(15,881)	(16,188)	(24,056)
Consolidated net earnings	$68,313	$91,318	$109,883	$144,691

The following table presents segment earnings as a percent of segment net sales:

	Three-Months Ended March 31,		Six-Months Ended March 31,
	2021	2020	2021	2020
Aerospace	18.9%	24.8%	16.8%	22.2%
Industrial	12.9%	10.6%	14.0%	11.0%

Aerospace

Aerospace segment net sales decreased by $109,530, or 23.1%, to $364,706 for the second quarter of fiscal year 2021, compared to $474,236 for the second quarter of fiscal year 2020.  Aerospace segment net sales decreased by $261,788, or 27.6%, to $686,373 for the first half of fiscal year 2021, compared to $948,161 for the same period of fiscal year 2020.  Sequentially, segment net sales increased by $43,039, or 13.4% for the second quarter of fiscal year 2021, compared to $321,667 for the first quarter of fiscal year 2021.  Segment net sales decreased from the prior fiscal year primarily as a result of lower commercial sales due to the decline in global passenger traffic and OEM production rates as a result of the global COVID-19 pandemic.  However, sequentially, commercial OEM and aftermarket sales increased from the first quarter of fiscal year 2021 as a result of increasing production rates and utilization, the return to service of the Boeing 737 MAX aircraft, and higher global passenger traffic.

Defense OEM sales decreased in the second quarter and first half of fiscal year 2021 compared to the same periods of fiscal year 2020, primarily driven by lower sales for guided weapons and fixed wing aircraft attributable in large part to absenteeism and supply chain disruptions as a result of the global COVID-19 pandemic, as well as a very strong quarter in the same periods of the prior fiscal year.  Our defense aftermarket sales were flat in the second quarter and first half of fiscal year 2021 compared to the same periods of fiscal year 2020, but remain strong as the U.S. Government has prioritized the combat readiness of existing military programs on which we have content.

Aerospace segment earnings decreased by $48,630, or 41.3%, to $69,008 for the second quarter of fiscal year 2021, compared to $117,638 for the second quarter of fiscal year 2020.  Aerospace segment earnings decreased by $95,075, or 45.2%, to $115,474 for the first half of fiscal year 2021, compared to $210,549 for the first half of fiscal year 2020.

The decrease in Aerospace segment earnings for the second quarter and first half of fiscal year 2021 was due to the following:

	Three-Month Period	Six-Month Period
Earnings for the period ended March 31, 2020	$117,638	$210,549
Sales volume	(54,256)	(127,085)
Price, sales mix and productivity	(5,730)	(1,593)
Savings from cost reduction initiatives	7,388	19,410
Other, net	3,968	14,193
Earnings for the period ended March 31, 2021	$69,008	$115,474

Aerospace segment earnings as a percentage of segment net sales were 18.9% for the second quarter and 16.8% for the first half of fiscal year 2021, compared to 24.8% for the second quarter and 22.2% for the first half of fiscal year 2020.  The decrease in Aerospace segment earnings in the second quarter and the first half of fiscal year 2021 was primarily due to lower volume, including a significant decline in commercial aftermarket, as a result of the global COVID-19 pandemic, partially offset by savings from cost reduction initiatives.

Industrial

Industrial segment net sales decreased by $29,369, or 11.9%, to $216,615 for the second quarter of fiscal year 2021, compared to $245,984 for the second quarter of fiscal year 2020.  Industrial segment net sales for the second quarter of fiscal year 2021 increased by $1,998, or 0.9%, compared to Industrial segment net sales excluding the disposal group of $214,617 for the second quarter of fiscal year 2020.  Industrial segment net sales decreased by $59,847, or 12.2%, to $432,567 for the first half of fiscal year 2021, compared to $492,414 for the same period of fiscal year 2020.  Industrial segment net sales for the first half of fiscal year 2021 were flat compared to Industrial segment net sales excluding the disposal group of $432,480 for the first half of fiscal year 2020.  Foreign currency exchange rates had a favorable impact on segment net sales of $10,435 and $19,722 for the second quarter and first half of fiscal year 2021, respectively.

The decrease in Industrial segment net sales in the second quarter and first half of fiscal year 2021 was primarily due to the divestiture of the disposal group, lower sales volumes as a result of the weak oil and gas market and the ongoing impact of the global COVID-19 pandemic, partially offset by strong demand for natural gas powered trucks in China.

Sales of fuel systems for natural gas powered trucks in China were up in the second quarter of fiscal year 2021, compared to the same period of the prior fiscal year.  We foresee continued growth in global energy demand moving forward, with the bulk of this expansion coming from developing economies in Asia, as increased emissions regulations continue to drive the shift to natural gas powered and cleaner burning diesel engines.  The industrial gas turbine market remained stable during the second quarter of fiscal year 2021 and we do not expect this market to be as negatively impacted by the global COVID-19 pandemic as other global energy markets due to low inventory levels and pent up demand for repair and overhaul.

Industrial segment earnings increased by $1,899, or 7.3%, to $27,871 for the second quarter of fiscal year 2021, compared to $25,972 for the second quarter of fiscal year 2020.  Segment earnings increased by $6,557, or 12.1%, to $60,759 for the first half of fiscal year 2021, compared to $54,202 for the same period of fiscal year 2020.  There were no earnings for the disposal group in the second quarter and first half of fiscal year 2021 because the divestiture preceded the period.  Industrial segment earnings excluding the disposal group for the second quarter and first half of fiscal year 2020 were $24,870 and $50,854, respectively.

The increase in Industrial segment earnings for the second quarter and first half of fiscal year 2021 was due to the following:

	Three-Month Period	Six-Month Period
Earnings for the period ended March 31, 2020	$25,972	$54,202
Sales volume	(8,357)	(13,722)
Price, sales mix and productivity	(2,648)	(3,033)
Savings from cost reduction initiatives	7,629	14,202
Effects of changes in foreign currency rates	1,661	3,360
Other, net	3,614	5,750
Earnings for the period ended March 31, 2021	$27,871	$60,759

Industrial segment earnings as a percentage of segment net sales were 12.9% for the second quarter and 14.0% for the first half of fiscal year 2021, compared to 10.6% for the second quarter and 11.0% for the first half of fiscal year 2020.  Industrial segment earnings excluding the disposal group were 11.6% and 11.8% of Industrial segment net sales excluding the disposal group for the second quarter and first half of fiscal year 2020, respectively.  The increase in Industrial segment earnings in the second quarter and first half of fiscal year 2021 was primarily due to savings from cost reduction initiatives and favorable effects from changes in foreign currency rates, partially offset by lower sales volume.

Nonsegment

Nonsegment expenses decreased to $10,426 for the second quarter of fiscal year 2021, compared to $28,131 for the second quarter of fiscal year 2020.  Included in nonsegment expenses for the second quarter of fiscal year 2020 was merger and divestiture transaction costs of $16,922.  Aside from these items, nonsegment expenses decreased in the second quarter of fiscal year 2021 compared to the second quarter of fiscal year 2020 primarily due to savings from cost reduction initiatives.

Nonsegment expenses decreased to $33,785 for the first half of fiscal year 2021, compared to $79,202 for the first half of fiscal year 2020. Included in nonsegment expenses for the first half of fiscal year 2020 were merger and divestiture transaction costs of $16,922, and the impairment charge on assets held for sale associated with the divestiture of our Renewables Business in the amount of $37,902, partially offset by a gain on the sale of a portion of our property in Duarte, California in the amount of $13,552.  Aside from these items, the decrease in nonsegment expenses in the first half of fiscal year 2021 compared to the first half of fiscal year 2020 was primarily due to savings from cost reduction initiatives.

LIQUIDITY AND CAPITAL RESOURCES

Historically, we have satisfied our working capital needs, as well as capital expenditures, product development and other liquidity requirements associated with our operations, with cash flow provided by operating activities and borrowings under our credit facilities.  From time to time, we have also issued debt to supplement our cash needs, repay our other indebtedness, or finance our acquisitions.  We continue to expect that cash generated from our operating activities, together with borrowings under our revolving credit facility and other borrowing capacity, will be sufficient to fund our continuing operating needs for the foreseeable future.

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

At March 31, 2021, we had total outstanding debt of $737,493 consisting of various series of unsecured notes due between 2023 and 2033 and obligations under our finance leases.  At March 31, 2021, we had additional borrowing availability of $989,131 under our revolving credit facility, net of outstanding letters of credit, and additional borrowing availability of $7,442 under various foreign credit facilities.

At March 31, 2021, we had no borrowings outstanding under our revolving credit facility.  We also had no borrowings or average daily balance outstanding under our revolving credit facility during the second quarter of fiscal year 2021.  Revolving credit facility and short-term borrowing activity during the six-months ended March 31, 2021 were as follows:

Maximum daily balance during the period	$20,100
Average daily balance during the period	$1,436
Weighted average interest rate on average daily balance	1.26%

To our knowledge, we were in compliance with all our debt covenants as of March 31, 2021.  Additionally, we do not believe the current known impacts of the COVID-19 pandemic will affect our ability to remain in compliance with our debt covenants.  See Note 15, Credit facilities, short-term borrowings and long-term debt in the Notes to the Consolidated Financial Statements in Part II, Item 8 of our most recent Form 10-K, for more information about our covenants.

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

In November 2019, the Board terminated our prior stock repurchase program and replaced it with a new program for the repurchase of up to $500,000 of Woodward’s outstanding shares of common stock on the open market or in privately negotiated transactions over a three-year period ending in in 2022 (the “2019 Authorization).  In the first half of fiscal year 2021, we repurchased no shares of our common stock under the 2019 Authorization.  In the first half of fiscal year 2020, we repurchased 124 shares of our common stock for $13,346 under the 2019 Authorization.

We believe that cash flows from operations, along with our contractually committed borrowings and other borrowing capability, will continue to be sufficient to fund anticipated capital spending requirements and our operations for the foreseeable future.  However, we could be adversely affected if the financial institutions providing our capital requirements refuse to honor their contractual commitments, cease lending, or declare bankruptcy.  We believe the lending institutions participating in our credit arrangements are financially stable and do not currently foresee adverse impacts to financial institutions supporting our capital requirements as a result of the COVID-19 pandemic or otherwise.

Cash Flows

	Six-Months Ended March 31,
	2021	2020
Net cash provided by operating activities	$218,997	$52,179
Net cash provided by investing activities	589	2,131
Net cash used in financing activities	(87,785)	(48,462)
Effect of exchange rate changes on cash and cash equivalents	2,524	(2,072)
Net change in cash and cash equivalents	134,325	3,776
Cash and cash equivalents, including restricted cash, at beginning of year	153,270	99,073
Cash and cash equivalents, including restricted cash, at end of period	$287,595	$102,849

Net cash flows provided by operating activities for the first half of fiscal year 2021 was $218,997, compared to $52,179 for the same period of fiscal year 2020.  The increase in net cash provided by operating activities in the first half of fiscal year 2021 compared to the first half of the prior fiscal year is primarily attributable to the timing of cash payments to suppliers, as well as cash payments for annual bonuses and certain tax payments, both of which were paid in the first half of fiscal year 2020, but were not paid in the first half of fiscal year 2021.

Net cash flows provided by investing activities for the first half of fiscal year 2021 was $589, compared to $2,131 for the same period of fiscal year 2020.  The decrease in cash flows provided by investing activities in the first half of fiscal year 2021 compared to the first half of the prior fiscal year is primarily due to proceeds in the amount of $18,767 from the sale of a parcel of our Duarte real property recognized in the first half of fiscal year 2020, while no such proceeds were received in same period of fiscal year 2021, partially offset by lower payments for property, plant and equipment.

Net cash flows used in financing activities for the first half of fiscal year 2021 was $87,785, compared to $48,462 for the same period of fiscal year 2020.  The change in net cash flows used in financing activities in the first half of fiscal year 2021 compared to the first half of the prior fiscal year is primarily attributable to the change in net debt payments.  During the first half of fiscal year 2021, we had net debt payments in the amount of $100,835, compared to net debt payments in the amount of $20,317 in the first half of fiscal year 2020.

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

Non-U.S. GAAP Financial Measures

Adjusted net earnings, adjusted earnings per share, Industrial segment net sales excluding the disposal group, Industrial segment earnings excluding the disposal group, EBIT, adjusted EBIT, EBITDA, adjusted EBITDA, free cash flow, and adjusted free cash flow are financial measures not prepared and presented in accordance with U.S. GAAP.  However, we believe these non-U.S. GAAP financial measures provide additional information that enables readers to evaluate our business from the perspective of management.

Industrial segment net sales excluding the disposal group

The Company presents certain sales measures excluding the disposal group net sales, which it refers to as “excluding the disposal group”, for the prior year period to show the changes to Woodward’s historical business without the businesses included in the disposal group, which occurred in April 2020. The Company calculates Industrial segment net sales excluding net sales attributable to the disposal group by removing the net sales of the disposal group from the net sales of its Industrial segment. The Company believes that the exclusion of the disposal group net sales for the prior year period illustrates more clearly how the underlying business of its Industrial segment is performing in the current year period, as the disposal group sales are no longer related to the ongoing operations of the Industrial segment business. The Company’s definition of Industrial segment earnings and Industrial segment earnings excluding the disposal group is discussed below.

The reconciliation of Industrial segment net sales to Industrial segment net sales excluding the disposal group is shown in the table below:

	Three-Months Ended March 31,		Six-Months Ended March 31,
	2021	2020	2021	2020
Industrial segment net sales (U.S. GAAP)	$216,615	$245,984	$432,567	$492,414
Disposal group net sales	—	31,367	—	59,934
Industrial segment net sales excluding the disposal group (Non-U.S. GAAP)	$216,615	$214,617	$432,567	$432,480

Earnings based non-U.S. GAAP financial measures

Adjusted net earnings is defined by the Company as net earnings excluding, as applicable, (i) the gain on sale of assets associated with the sale of the Company’s Duarte real property, (ii) the charge from the impairment of assets held for sale, and the losses from assets sold, associated with the Company’s divestiture of the disposal group, (iii) costs associated with the now-terminated merger agreement with Hexcel, and (iv) transaction costs associated with the divestiture of the disposal group.  The Company believes that these excluded items are short-term in nature, not directly related to the ongoing operations of the business and therefore, the exclusion of them illustrates more clearly how the underlying business of Woodward is performing.  Management uses adjusted net earnings to evaluate the Company’s performance excluding these infrequent or unusual period expenses that are not necessarily indicative of the Company’s operating performance for the period.  Management defines adjusted earnings per share as adjusted net earnings, as defined above, divided by the weighted-average number of diluted shares of common stock outstanding for the period.  Management uses both adjusted net earnings and adjusted earnings per share when comparing operating performance to other periods which may not have similar, infrequent or unusual charges.

The reconciliation of net earnings and earnings per share to adjusted net earnings and adjusted earnings per share, respectively, is shown in the tables below:

	Three-Months Ended March 31,
	2021		2020
	Net Earnings	Earnings Per Share	Net Earnings	Earnings Per Share
Net earnings (U.S. GAAP)	$68,313	$1.04	$91,318	$1.41
Non-U.S. GAAP adjustments:
Merger and divestiture transaction costs, net of tax	—	—	12,734	0.20
Non-U.S. GAAP adjustments	—	—	12,734	0.20
Adjusted net earnings (Non-U.S. GAAP)	$68,313	$1.04	$104,052	$1.61

	Six-Months Ended March 31,
	2021		2020
	Net Earnings	Earnings Per Share	Net Earnings	Earnings Per Share
Net earnings (U.S. GAAP)	$109,883	$1.68	$144,691	$2.24
Non-U.S. GAAP adjustments:
Gain on sale of Duarte facility, net of tax	—	—	(10,175)	(0.16)
Impairment from assets sold, net of tax	—	—	28,016	0.43
Merger and divestiture transaction costs, net of tax	—	—	12,734	0.20
Total non-U.S. GAAP adjustments	—	—	30,575	0.47
Adjusted net earnings (Non-U.S. GAAP)	$109,883	$1.68	$175,266	$2.71

Industrial segment earnings excluding the disposal group

The Company also presents certain earnings measures excluding the disposal group for the prior year period to more clearly show how the underlying business of its Industrial segment is performing in the current period.  Industrial segment earnings excluding the disposal group is defined by the Company as Industrial segment earnings excluding the earnings or losses related to businesses included in the disposal group.  The Company believes that these earnings or losses are no longer related to the ongoing operations of the Industrial segment business and therefore, the exclusion of these earnings illustrates more clearly how the underlying business of Woodward’s Industrial segment is performing.  Industrial segment earnings excluding the disposal group as a percentage of Industrial segment net sales excluding the disposal group is defined by management as the percentage of segment earnings compared to segment net sales excluding the earnings (or losses) and net sales related to businesses included in the disposal group.

The reconciliation of Industrial segment earnings to Industrial segment earnings excluding the disposal group is shown in the table below:

	Three-Months Ended March 31,		Six-Months Ended March 31,
	2021	2020	2021	2020
Industrial segment earnings (U.S. GAAP)	$27,871	$25,972	$60,759	$54,202
Disposal group earnings	—	1,102	—	3,350
Industrial segment earnings excluding the disposal group (Non-U.S. GAAP)	$27,871	$24,870	$60,759	$50,852

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

Adjusted EBIT and adjusted EBITDA represent further non-U.S. GAAP adjustments to EBIT and EBITDA, in each case adjusted to exclude, as applicable, (i) the gain on sale of assets associated will the sale of the Company’s Duarte real property, (ii) the charge from the impairment of assets held for sale, and the losses from assets sold, associated with the Company’s divestiture of its disposal group, (iii) costs associated with the now-terminated merger agreement with Hexcel, and (iv) transaction costs associated with the divestiture of the disposal group.  As these gains and charges are infrequent or unusual items that can be variable from period to period and do not fluctuate with operating results, management believes that by removing these gains and charges from EBIT and EBITDA it improves comparability of past, present and future operating results and provides consistency when comparing EBIT and EBITDA between periods.

EBIT and adjusted EBIT reconciled to net earnings were as follows:

	Three-Months Ended March 31,		Six-Months Ended March 31,
	2021	2020	2021	2020
Net earnings (U.S. GAAP)	$68,313	$91,318	$109,883	$144,691
Income tax expense	10,174	15,881	16,188	24,056
Interest expense	8,249	8,756	17,155	17,765
Interest income	(283)	(476)	(778)	(963)
EBIT (Non-U.S. GAAP)	86,453	115,479	142,448	185,549
Non-U.S. GAAP adjustments:
Gain on sale of Duarte facility	—	—	—	(13,522)
Impairment from assets sold	—	—	—	37,902
Merger and divestiture transaction costs	—	16,922	—	16,922
Total non-U.S. GAAP adjustments	—	16,922	—	41,302
Adjusted EBIT (Non-U.S. GAAP)	$86,453	$132,401	$142,448	$226,851

EBITDA and adjusted EBITDA reconciled to net earnings were as follows:

	Three-Months Ended March 31,		Six-Months Ended March 31,
	2021	2020	2021	2020
Net earnings (U.S. GAAP)	$68,313	$91,318	$109,883	$144,691
Income tax expense	10,174	15,881	16,188	24,056
Interest expense	8,249	8,756	17,155	17,765
Interest income	(283)	(476)	(778)	(963)
Amortization of intangible assets	10,560	9,848	21,029	19,753
Depreciation expense	21,919	23,177	44,527	45,723
EBITDA (Non-U.S. GAAP)	118,932	148,504	208,004	251,025
Non-U.S. GAAP adjustments:
Gain on sale of Duarte facility	—	—	—	(13,522)
Impairment from assets sold	—	—	—	37,902
Merger and divestiture transaction costs	—	16,922	—	16,922
Total non-U.S. GAAP adjustments	—	16,922	—	41,302
Adjusted EBITDA (Non-U.S. GAAP)	$118,932	$165,426	$208,004	$292,327

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

Adjusted free cash flow represents a further non-U.S. GAAP adjustment to free cash flow the prior year period to include cash proceeds received from the sale of real property located at our former operations in Duarte, California and exclude cash paid for merger and divestiture related transaction costs.  Management believes that by including or excluding these items, as applicable, in free cash flow it better portrays the cash impact from our fiscal year 2018 decision to relocate our Duarte, California operations to the renovated Drake Campus in Fort Collins, Colorado and excludes the infrequent or unusual cash payments for merger and divestiture transaction costs, which are not indicative of the Company’s operating performance for the period.

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

Free cash flow and adjusted free cash flow reconciled to net cash provided by operating activities were as follows:

	Six-Months Ended March 31,
	2021	2020
Net cash provided by operating activities (U.S. GAAP)	$218,997	$52,179
Payments for property, plant and equipment	(13,313)	(29,361)
Free cash flow (Non-U.S. GAAP)	205,684	22,818
Cash proceeds from the sale of the Duarte facility	—	18,767
Cash paid for merger and divestiture transaction costs	—	13,074
Adjusted free cash flow (Non-U.S. GAAP)	$205,684	$54,659

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

Off-Balance Sheet Arrangements

As of March 31, 2021, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated by the SEC, that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues, or expenses, results of operations, liquidity, capital expenditures, or capital resources, that are material to investors.

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

Thomas A. Gendron and Robert F. Weber, Jr., evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q.  Based on their evaluations, they concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2021.

There have not been any significant changes in our internal controls over financial reporting during the quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities (In thousands, except for shares and per share amounts)	Total Number of Shares Purchased	Weighted Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares that may yet be Purchased under the Plans or Programs at Period End (1)
January 1, 2021 through January 31, 2021	25	$111.95	—	$486,654
February 1, 2021 through February 28, 2021 (2)	128,741	116.00	128,443	471,754
March 1, 2021 through March 31, 2021 (2)	23	120.63	—	471,754

(1)

In November 2019, the Board approved a stock repurchase program for the repurchase of up to $500,000 of Woodward’s outstanding shares of common stock on the open market or in privately negotiated transactions over a three-year period that will end in November 2022.

(2)

Under a trust established for the purposes of administering the Woodward Executive Benefit Plan, 25 shares of common stock were acquired in January 2021, 25 shares of common stock were acquired in February 2021, and 23 shares of common stock were acquired in March 2021 on the open market related to the deferral of compensation by certain eligible members of Woodward’s management who irrevocably elected to invest some or all of their deferred compensation in Woodward common stock.  In addition, 273 shares of common stock were acquired in February 2021 on the open market related to the reinvestment of dividends for shares of treasury stock held for deferred compensation.  Shares owned by the trust, which is a separate legal entity, are included in "Treasury stock held for deferred compensation" in the Condensed Consolidated Balance Sheets.

Item 6.	Exhibits

Exhibits filed as part of this Report are listed in the Exhibit Index.

WOODWARD, INC.

EXHIBIT INDEX

	Exhibit Number	Description
	10.1	Amended and Restated Woodward, Inc. Incentive Plan (incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on February 2, 2021)
*	31.1	Rule 13a-14(a)/15d-14(a) certification of Thomas A. Gendron
*	31.2	Rule 13a-14(a)/15d-14(a) certification of Robert F. Weber, Jr.
*	32.1	Section 1350 certifications
*	101

The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Earnings, (iii) Condensed Consolidated Statements of Comprehensive Earnings, (iv) Condensed Consolidated Statements of Cash Flows, (v) Condensed Consolidated Statements of Stockholders’ Equity, and (vi) Notes to Condensed Consolidated Financial Statements.

*	104	Cover page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed as an exhibit to this Report

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WOODWARD, INC.
Date: May 4, 2021	/s/ Thomas A. Gendron
Thomas A. Gendron
Chairman of the Board, Chief Executive Officer, and President (on behalf of the registrant and as the registrant’s Principal Executive Officer)

Date: May 4, 2021	/s/ Robert F. Weber, Jr.
Robert F. Weber, Jr.
Vice Chairman and Chief Financial Officer (on behalf of the registrant and as the registrant’s Principal Financial and Accounting Officer)