Form 10-Q
period 2021-06-30
Woodward, Inc.
filed 2021-08-04
CIK 108312

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

or

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

Yes ☐ No ☒

As of July 29, 2021, 63,603,338 shares of the registrant’s common stock with a par value of $0.001455 per share were outstanding.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

WOODWARD, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(In thousands, except per share amounts)

(Unaudited)

	Three-Months Ended		Nine-Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Net sales	$556,675	$523,826	$1,675,615	$1,964,401
Costs and expenses:
Cost of goods sold	422,457	395,511	1,258,340	1,447,942
Selling, general and administrative expenses	48,021	57,361	148,461	177,035
Research and development costs	29,765	34,522	89,388	106,029
Impairment of assets sold	—	—	—	37,902
Restructuring charges	—	19,040	—	19,040
Gain on cross-currency interest rate swaps, net	—	(30,481)	—	(30,481)
Interest expense	8,397	8,737	25,552	26,502
Interest income	(308)	(377)	(1,086)	(1,340)
Other (income) expense, net	(10,355)	(5,503)	(29,809)	(31,991)
Total costs and expenses	497,977	478,810	1,490,846	1,750,638
Earnings before income taxes	58,698	45,016	184,769	213,763
Income tax expense	9,837	6,551	26,025	30,607
Net earnings	$48,861	$38,465	$158,744	$183,156

Earnings per share:
Basic earnings per share	$0.77	$0.62	$2.51	$2.95
Diluted earnings per share	$0.74	$0.61	$2.42	$2.85

Weighted Average Common Shares Outstanding:
Basic	63,559	62,309	63,215	62,188
Diluted	65,910	63,427	65,499	64,273

See accompanying Notes to Condensed Consolidated Financial Statements

WOODWARD, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS

(In thousands)

(Unaudited)

	Three-Months Ended		Nine-Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Net earnings	$48,861	$38,465	$158,744	$183,156

Other comprehensive earnings:
Foreign currency translation adjustments	8,255	8,057	16,590	5,855
Net loss on foreign currency transactions designated as hedges of net investments in foreign subsidiaries	(750)	(792)	(648)	(1,187)
Taxes on changes in foreign currency translation adjustments	476	(213)	(395)	(423)
Foreign currency translation and transactions adjustments, net of tax	7,981	7,052	15,547	4,245

Unrealized gain/(loss) on fair value adjustment of derivative instruments	8,402	(26,011)	(13,364)	7,993
Reclassification of net realized loss/(gain) on derivatives to earnings	7,204	(22,649)	7,481	(18,255)
Taxes on changes in derivative transactions	(328)	1,025	(125)	253
Derivative adjustments, net of tax	15,278	(47,635)	(6,008)	(10,009)

Amortization of pension and other postretirement plan:
Net prior service cost	248	240	746	721
Net loss	380	627	1,127	1,886
Foreign currency exchange rate changes on pension and other postretirement benefit plan liabilities	(363)	(101)	(1,607)	(378)
Taxes on changes in pension and other postretirement benefit plan liability adjustments, net of foreign currency exchange rate changes	(49)	(192)	23	(544)
Pension and other postretirement benefit plan adjustments, net of tax	216	574	289	1,685
Total comprehensive earnings	$72,336	$(1,544)	$168,572	$179,077

See accompanying Notes to Condensed Consolidated Financial Statements

WOODWARD, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

(Unaudited)

	June 30,	September 30,
	2021	2020
ASSETS
Current assets:
Cash and cash equivalents, including restricted cash of $1,907 and $3,497, respectively	$362,007	$153,270
Accounts receivable, less allowance for uncollectible amounts of $3,831 and $8,359, respectively	571,943	537,987
Inventories	427,492	437,943
Income taxes receivable	31,329	28,879
Other current assets	50,757	52,786
Total current assets	1,443,528	1,210,865
Property, plant and equipment, net	952,800	997,415
Goodwill	812,516	808,252
Intangible assets, net	582,213	606,711
Deferred income tax assets	14,582	14,658
Other assets	283,016	265,435
Total assets	$4,088,655	$3,903,336
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$1,050	$101,634
Accounts payable	163,248	134,242
Income taxes payable	12,699	4,662
Accrued liabilities	163,580	151,794
Total current liabilities	340,577	392,332
Long-term debt, less current portion	739,062	736,849
Deferred income tax liabilities	165,652	163,573
Other liabilities	641,677	617,905
Total liabilities	1,886,968	1,910,659
Commitments and contingencies (Note 22)
Stockholders' equity:
Preferred stock, par value $0.003 per share, 10,000 shares authorized, no shares issued	—	—
Common stock, par value $0.001455 per share, 150,000 shares authorized, 72,960 shares issued	106	106
Additional paid-in capital	259,424	231,936
Accumulated other comprehensive losses	(79,966)	(89,794)
Deferred compensation	8,150	9,222
Retained earnings	2,560,915	2,427,905
	2,748,629	2,579,375
Treasury stock at cost, 9,361 shares and 10,277 shares, respectively	(538,792)	(577,476)
Treasury stock held for deferred compensation, at cost, 173 shares and 199 shares, respectively	(8,150)	(9,222)
Total stockholders' equity	2,201,687	1,992,677
Total liabilities and stockholders' equity	$4,088,655	$3,903,336

See accompanying Notes to Condensed Consolidated Financial Statements

WOODWARD, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine-Months Ended June 30,
	2021	2020
Cash flows from operating activities:
Net earnings	$158,744	$183,156
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	97,799	97,582
Impairment of assets sold	—	37,902
Net gain on sales of assets and businesses	(4,073)	(11,012)
Net gain on cross-currency interest rate swaps	—	(30,481)
Stock-based compensation	19,053	20,088
Deferred income taxes	137	(1,756)
Changes in operating assets and liabilities:
Trade accounts receivable	4,107	63,253
Unbilled receivables (contract assets)	(25,159)	(53,851)
Costs to fulfill a contract	(14,750)	(18,044)
Inventories	13,562	(6,402)
Accounts payable and accrued liabilities	51,308	(124,231)
Contract liabilities	20,113	21,491
Income taxes	3,492	(33,085)
Retirement benefit obligations	(5,221)	(3,249)
Other	(1,197)	71,055
Net cash provided by operating activities	317,915	212,416

Cash flows from investing activities:
Payments for purchase of property, plant, and equipment	(21,347)	(39,072)
Proceeds from sale of assets	141	18,844
Proceeds from business divestiture	—	10,443
Proceeds from sales of short-term investments	16,566	12,700
Payments for purchases of short-term investments	(14,326)	(13,109)
Net cash (used in) investing activities	(18,966)	(10,194)

Cash flows from financing activities:
Cash dividends paid	(25,734)	(32,587)
Proceeds from sales of treasury stock	32,219	14,790
Payments for repurchases of common stock	—	(13,346)
Borrowings on revolving lines of credit and short-term borrowings	74,400	1,027,342
Payments on revolving lines of credit and short-term borrowings	(74,400)	(1,191,319)
Payments of long-term debt and finance lease obligations	(101,214)	(1,187)
Net cash (used in) financing activities	(94,729)	(196,307)
Effect of exchange rate changes on cash and cash equivalents	4,517	(3,625)
Net change in cash and cash equivalents	208,737	2,290
Cash and cash equivalents, including restricted cash, at beginning of year	153,270	99,073
Cash and cash equivalents, including restricted cash, at end of period	$362,007	$101,363

See accompanying Notes to Condensed Consolidated Financial Statements

WOODWARD, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

(Unaudited)

	Number of shares			Stockholders' equity
						Accumulated other comprehensive (loss) earnings
	Common stock	Treasury stock	Treasury stock held for deferred compensation	Common stock	Additional paid-in capital	Foreign currency translation adjustments	Unrealized derivative gains (losses)	Minimum retirement benefit liability adjustments	Total accumulated other comprehensive (loss) earnings	Deferred compensation	Retained earnings	Treasury stock at cost	Treasury stock held for deferred compensation	Total stockholders' equity
Balances as of April 1, 2020	72,960	(10,677)	(216)	$106	$227,494	$(56,042)	$32,671	$(44,005)	(67,376)	$9,963	$2,342,340	$(594,870)	$(9,963)	$1,907,694
Net earnings	—	—	—	—	—	—	—	—	—	—	38,465	—	—	38,465
Other comprehensive earnings (loss), net of tax	—	—	—	—	—	7,052	(47,635)	574	(40,009)	—	—	—	—	(40,009)
Cash dividends paid ($0.0813 per share)	—	—	—	—	—	—	—	—	—	—	(5,062)	—	—	(5,062)
Sales of treasury stock	—	67	—	—	(813)	—	—	—	—	—	—	2,878	—	2,065
Stock-based compensation	—	—	—	—	6,613	—	—	—	—	—	—	—	—	6,613
Purchases/transfers of stock by/to deferred compensation plan	—	—	5	—	—	—	—	—	—	27	—	—	(27)	—
Distribution of stock from deferred compensation plan	—	—	—	—	—	—	—	—	—	(230)	—	—	230	—
Balances as of June 30, 2020	72,960	(10,610)	(211)	$106	$233,294	$(48,990)	$(14,964)	$(43,431)	$(107,385)	$9,760	$2,375,743	$(591,992)	$(9,760)	$1,909,766

Balances as of April 1, 2021	72,960	(9,454)	(192)	$106	$257,006	$(33,125)	$(41,743)	$(28,573)	$(103,441)	$9,103	$2,522,384	$(542,754)	$(9,103)	$2,133,301
Net earnings	—	—	—	—	—	—	—	—	—	—	48,861	—	—	48,861
Other comprehensive earnings (loss), net of tax	—	—	—	—	—	7,981	15,278	216	23,475	—	—	—	—	23,475
Cash dividends paid ($0.1625 per share)	—	—	—	—	—	—	—	—	—	—	(10,330)	—	—	(10,330)
Sales of treasury stock	—	93	—	—	(197)	—	—	—	—	—	—	3,962	—	3,765
Stock-based compensation	—	—	—	—	2,615	—	—	—	—	—	—	—	—	2,615
Purchases/transfers of stock by/to deferred compensation plan	—	—	—	—	—	—	—	—	—	40	—	—	(40)	—
Distribution of stock from deferred compensation plan	—	—	19	—	—	—	—	—	—	(993)	—	—	993	—
Balances as of June 30, 2021	72,960	(9,361)	(173)	$106	$259,424	$(25,144)	$(26,465)	$(28,357)	$(79,966)	$8,150	$2,560,915	$(538,792)	$(8,150)	$2,201,687

See accompanying Notes to Condensed Consolidated Financial Statements

WOODWARD, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

(Unaudited)

	Number of shares			Stockholders' equity
						Accumulated other comprehensive (loss) earnings
	Common stock	Treasury stock	Treasury stock held for deferred compensation	Common stock	Additional paid-in capital	Foreign currency translation adjustments	Unrealized derivative gains (losses)	Minimum retirement benefit liability adjustments	Total accumulated other comprehensive (loss) earnings	Deferred compensation	Retained earnings	Treasury stock at cost	Treasury stock held for deferred compensation	Total stockholders' equity

Balances as of September 30, 2019	72,960	(11,040)	(211)	$106	$207,120	$(53,235)	$(4,955)	$(45,116)	$(103,306)	$9,382	$2,224,919	$(602,098)	$(9,382)	$1,726,741
Cumulative effect from adoption of ASC 842	—	—	—	—	—	—	—	—	—	—	255	—	—	255
Net earnings	—	—	—	—	—	—	—	—	—	—	183,156	—	—	183,156
Other comprehensive earnings (loss), net of tax	—	—	—	—	—	4,245	(10,009)	1,685	(4,079)	—	—	—	—	(4,079)
Cash dividends paid ($0.5238 per share)	—	—	—	—	—	—	—	—	—	—	(32,587)	—	—	(32,587)
Purchases of treasury stock	—	(124)	—	—	—	—	—	—	—	—	—	(13,346)	—	(13,346)
Sales of treasury stock	—	430	—	—	(3,334)	—	—	—	—	—	—	18,124	—	14,790
Common shares issued from treasury stock for benefit plans	—	124	—	—	9,420	—	—	—	—	—	—	5,328	—	14,748
Stock-based compensation	—	—	—	—	20,088	—	—	—	—	—	—	—	—	20,088
Purchases and transfers of stock by/to deferred compensation plan	—	—	(6)	—	—	—	—	—	—	651	—	—	(651)	—
Distribution of stock from deferred compensation plan	—	—	6	—	—	—	—	—	—	(273)	—	—	273	—
Balances as of June 30, 2020	72,960	(10,610)	(211)	$106	$233,294	$(48,990)	$(14,964)	$(43,431)	$(107,385)	$9,760	$2,375,743	$(591,992)	$(9,760)	$1,909,766

Balances as of September 30, 2020	72,960	(10,277)	(199)	$106	$231,936	$(40,691)	$(20,457)	$(28,646)	$(89,794)	$9,222	$2,427,905	$(577,476)	$(9,222)	$1,992,677
Net earnings	—	—	—	—	—	—	—	—	—	—	158,744	—	—	158,744
Other comprehensive earnings (loss), net of tax	—	—	—	—	—	15,547	(6,008)	289	9,828	—	—	—	—	9,828
Cash dividends paid ($0.4063 per share)	—	—	—	—	—	—	—	—	—	—	(25,734)	—	—	(25,734)
Sales of treasury stock	—	788	—	—	(1,107)	—	—	—	—	—	—	33,326	—	32,219
Common shares issued from treasury stock for benefit plans	—	128	—	—	9,542	—	—	—	—	—	—	5,358	—	14,900
Stock-based compensation	—	—	—	—	19,053	—	—	—	—	—	—	—	—	19,053
Purchases and transfers of stock by/to deferred compensation plan	—	—	(3)	—	—	—	—	—	—	357	—	—	(357)	—
Distribution of stock from deferred compensation plan	—	—	29	—	—	—	—	—	—	(1,429)	—	—	1,429	—
Balances as of June 30, 2021	72,960	(9,361)	(173)	$106	$259,424	$(25,144)	$(26,465)	$(28,357)	$(79,966)	$8,150	$2,560,915	$(538,792)	$(8,150)	$2,201,687

See accompanying Notes to Condensed Consolidated Financial Statements

WOODWARD, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

(Unaudited)

Note 1.  Basis of presentation

The Condensed Consolidated Financial Statements of Woodward, Inc. (“Woodward” or the “Company”) as of June 30, 2021 and for the three and nine-months ended June 30, 2021 and 2020, included herein, have not been audited by an independent registered public accounting firm.  These unaudited Condensed Consolidated Financial Statements reflect all normal recurring adjustments that, in the opinion of management, are necessary to present fairly Woodward’s financial position as of June 30, 2021, and the statements of earnings, comprehensive earnings, cash flows, and changes in stockholders’ equity for the periods presented herein.  The results of operations for the three and nine-months ended June 30, 2021 and 2020 are not necessarily indicative of the operating results to be expected for other interim periods or for the full fiscal year.  Dollar and share amounts contained in these unaudited Condensed Consolidated Financial Statements are in thousands, except per share amounts, unless otherwise noted.

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

COVID-19 Pandemic

When combined with the various measures enacted by governments and private organizations to contain COVID-19 or slow its spread, the pandemic has adversely impacted global activity and contributed to volatility in financial markets; and the Company has likewise been significantly impacted by the global COVID-19 pandemic. The COVID-19 pandemic could continue to have a material adverse impact on economic and market conditions and presents uncertainty and risk with respect to the Company and its performance and financial results, including estimates and assumptions used by management for the reported amount of assets and liabilities.

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

Note 3.  Revenue

The amount of revenue recognized as point in time or over time follows:

	Three-Months Ended June 30, 2021			Three-Months Ended June 30, 2020
	Aerospace	Industrial	Consolidated	Aerospace	Industrial	Consolidated
Point in time	$114,947	$128,868	$243,815	$98,228	$138,504	$236,732
Over time	225,965	86,895	312,860	208,266	78,828	287,094
Total net sales	$340,912	$215,763	$556,675	$306,494	$217,332	$523,826

	Nine-Months Ended June 30, 2021			Nine-Months Ended June 30, 2020
	Aerospace	Industrial	Consolidated	Aerospace	Industrial	Consolidated
Point in time	$336,477	$414,305	$750,782	$464,068	$463,498	$927,566
Over time	690,808	234,025	924,833	790,587	246,248	1,036,835
Total net sales	$1,027,285	$648,330	$1,675,615	$1,254,655	$709,746	$1,964,401

Accounts Receivable

Accounts receivable consisted of the following:

	June 30, 2021	September 30, 2020
Billed receivables
Trade accounts receivable	$273,951	$307,914
Other (Chinese financial institutions)	87,766	56,640
Total billed receivables	361,717	364,554
Current unbilled receivables (contract assets)	214,057	181,792
Total accounts receivable	575,774	546,346
Less: Allowance for uncollectible amounts	(3,831)	(8,359)
Total accounts receivable, net	$571,943	$537,987

As of June 30, 2021, “Other assets” on the Condensed Consolidated Balance Sheets includes $9,537 of unbilled receivables not expected to be invoiced and collected within a period of twelve months, compared to $16,751 as of September 30, 2020.  Unbilled receivables not expected to be invoiced and collected within a period of twelve months are primarily attributable to customer delays for deliveries on firm orders in the Aerospace segment due to the impacts of the COVID-19 pandemic.

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

The allowance for uncollectible amounts and change in expected credit losses for trade accounts receivable and unbilled receivables (contract assets) consisted of the following:

	Three-Months Ended	Nine-Months Ended
	June 30, 2021	June 30, 2021
Balance, beginning	$7,522	$8,359
Charged to costs and expenses, or sales allowance	581	1,709
Deductions	(4,367)	(6,375)
Other additions[1]	95	138
Balance, ending	$3,831	$3,831

(1)	Includes effects of foreign exchange rate changes during the period.

Contract liabilities

Contract liabilities consisted of the following:

	June 30, 2021		September 30, 2020
	Current	Noncurrent	Current	Noncurrent
Deferred revenue from material rights from GE joint venture formation	$4,595	$235,463	$4,066	$234,240
Deferred revenue from advanced invoicing and/or prepayments from customers	3,227	513	3,239	85
Liability related to customer supplied inventory	17,456	—	14,955	—
Deferred revenue from material rights related to engineering and development funding	4,244	146,013	2,360	132,317
Net contract liabilities	$29,522	$381,989	$24,620	$366,642

Woodward recognized revenue of $3,135 in the three-months and $16,809 in the nine-months ended June 30, 2021 from contract liabilities balances recorded as of October 1, 2020, compared to $8,356 in the three-months and $28,288 in the nine-months ended June 30, 2020 from contract liabilities balances recorded as of October 1, 2019.

Remaining performance obligations

Remaining performance obligations related to the aggregate amount of the total contract transaction price of firm orders for which the performance obligation has not yet been recognized in revenue as of June 30, 2021 was $1,365,880, compared to $1,454,406 as of September 30, 2020, the majority of which relate to Woodward’s Aerospace segment in both periods.  Woodward expects to recognize almost all of these remaining performance obligations within two years after June 30, 2021.

Remaining performance obligations related to material rights that have not yet been recognized in revenue as of June 30, 2021 was $471,781, compared to $465,668 as of September 30, 2020, of which $4,940 is expected to be recognized in the remainder of fiscal year 2021, $10,602 is expected to be recognized in fiscal year 2022, and the balance is expected to be recognized thereafter.  Woodward expects to recognize revenue from performance obligations related to material rights over the life of the underlying programs, which may be as long as forty years.

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

Revenue by primary market for the Aerospace reportable segment was as follows:

	Three-Months Ended June 30,		Nine-Months Ended June 30,
	2021	2020	2021	2020
Commercial OEM	$96,290	$63,804	$274,278	$367,080
Commercial aftermarket	75,508	68,332	218,602	328,302
Defense OEM	117,204	111,667	384,097	392,494
Defense aftermarket	51,910	62,691	150,308	166,779
Total Aerospace segment net sales	$340,912	$306,494	$1,027,285	$1,254,655

Revenue by primary market for the Industrial reportable segment was as follows:

	Three-Months Ended June 30,		Nine-Months Ended June 30,
	2021	2020	2021	2020
Reciprocating engines	$166,143	$158,804	$494,099	$497,012
Industrial turbines	49,620	53,486	154,231	164,663
Renewables[1]	—	5,042	—	48,071
Total Industrial segment net sales	$215,763	$217,332	$648,330	$709,746

(1)

Sales in the renewables market were discontinued as of May 1, 2020 following the closing of the divestiture of the renewable power systems business and other related businesses (as described more fully in Note 10, Sale of businesses, and defined therein as the “disposal group”).

The customers who each account for approximately 10% or more of net sales of each of Woodward’s reportable segments are as follows:

	Three-Months Ended June 30, 2021	Nine-Months Ended June 30, 2021
Aerospace	The Boeing Company, General Electric Company, Raytheon Technologies	The Boeing Company, General Electric Company, Raytheon Technologies
Industrial	Rolls-Royce PLC, Weichai Westport	Rolls-Royce PLC, Weichai Westport, General Electric Company

Note 4.  Earnings per share

Basic earnings per share is computed by dividing net earnings available to common stockholders by the weighted-average number of shares of common stock outstanding for the period.

Diluted earnings per share reflects the weighted-average number of shares outstanding after consideration of the dilutive effect of stock options and restricted stock.

The following is a reconciliation of net earnings to basic earnings per share and diluted earnings per share:

	Three-Months Ended June 30,		Nine-Months Ended June 30,
	2021	2020	2021	2020
Numerator:
Net earnings	$48,861	$38,465	$158,744	$183,156
Denominator:
Basic shares outstanding	63,559	62,309	63,215	62,188
Dilutive effect of stock options and restricted stock	2,351	1,118	2,284	2,085
Diluted shares outstanding	65,910	63,427	65,499	64,273
Income per common share:
Basic earnings per share	$0.77	$0.62	$2.51	$2.95
Diluted earnings per share	$0.74	$0.61	$2.42	$2.85

The following stock option grants were outstanding but were excluded from the computation of diluted earnings per share because their inclusion would have been anti-dilutive.

	Three-Months Ended June 30,		Nine-Months Ended June 30,
	2021	2020	2021	2020
Options	34	2,357	49	670
Weighted-average option price	$123.23	$83.75	$114.00	$104.48

The weighted-average shares of common stock outstanding for basic and diluted earnings per share included the weighted-average treasury stock shares held for deferred compensation obligations of the following:

	Three-Months Ended June 30,		Nine-Months Ended June 30,
	2021	2020	2021	2020
Weighted-average treasury stock shares held for deferred compensation obligations	182	214	191	213

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

Lease-related assets and liabilities follows:

	Classification on the Condensed Consolidated Balance Sheets	June 30, 2021	September 30, 2020
Assets:
Operating lease assets	Other assets	$21,220	$18,918
Finance lease assets	Property, plant and equipment, net	886	1,201
Total lease assets		22,106	20,119

Current liabilities:
Operating lease liabilities	Accrued liabilities	5,571	4,925
Finance lease liabilities	Current portion of long-term debt	1,050	1,634
Noncurrent liabilities:
Operating lease liabilities	Other liabilities	16,342	14,569
Finance lease liabilities	Long-term debt, less current portion	556	1,173
Total lease liabilities		$23,519	$22,301

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

Lease-related expenses were as follows:

	Three-Months Ended June 30,		Nine-Months Ended June 30,
	2021	2020	2021	2020
Operating lease expense	$1,729	$1,511	$4,897	$4,562
Amortization of finance lease assets	102	110	322	358
Interest on finance lease liabilities	13	25	48	65
Variable lease expense	282	192	1,100	787
Short-term lease expense	75	63	233	400
Sublease income[1]	(104)	(236)	(486)	(561)
Total lease expense	$2,097	$1,665	$6,114	$5,611

(1)	Relates to two separate subleases Woodward has entered into for a leased manufacturing building in Niles, Illinois.

Lease-related supplemental cash flow information was as follows:

	Nine-Months Ended June 30,
	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$4,229	$3,622
Operating cash flows for finance leases	48	65
Financing cash flows for finance leases	1,236	1,187
Right-of-use assets obtained in exchange for recorded lease obligations:
Operating leases	6,759	4,825
Finance leases	35	1,243

Lessor arrangements

Woodward has assessed its manufacturing contracts and concluded that certain of the contracts for the manufacture of customer products met the criteria to be considered a leasing arrangement (“embedded leases”) with Woodward as the lessor.  The specific manufacturing contracts that met the criteria were those that utilized Woodward property, plant and equipment and which is substantially (more than 90%) dedicated to the manufacturing of the product(s) for a single customer.  Woodward has dedicated manufacturing lines with three of its customers representing embedded leases, all of which qualified as operating leases with undefined quantities of future customer purchase commitments.  Although Woodward expects to allocate some portion of future net sales to these customers to embedded lessor arrangements, it cannot provide expected future undiscounted lease payments from property, plant and equipment leased to customers as of June 30, 2021.  If, in the future, customers reduce purchases of related products from Woodward, the Company believes it will derive additional value from the underlying equipment by repurposing its use to support other customer arrangements.

Revenue from contracts with customers that included embedded operating leases, which is included in “Net sales” in the Condensed Consolidated Statements of Earnings, was $1,519 for the three-months and $4,828 for the nine-months ended June 30, 2021, compared to $1,638 for the three-months and $4,763 for the nine-months ended June 30, 2020.

The carrying amount of property, plant and equipment leased to others through embedded leasing arrangements, included in “Property, plant and equipment, net” on the Condensed Consolidated Balance Sheets, follows:

	June 30, 2021	September 30, 2020
Property, plant and equipment leased to others through embedded leasing arrangements	$77,859	$76,655
Less accumulated depreciation	(34,327)	(29,819)
Property, plant and equipment leased to others through embedded leasing arrangements, net	$43,532	$46,836

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

Unamortized deferred revenue from material rights in connection with the JV formation included:

	June 30, 2021	September 30, 2020
Accrued liabilities	$4,595	$4,066
Other liabilities	235,463	234,240

Amortization of the deferred revenue (material right) recognized as an increase to sales was $971 for the three-months and $3,142 for the nine-months ended June 30, 2021, and $802 for the three-months and $4,331 for the nine-months ended June 30, 2020.

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

Other income related to Woodward’s equity interest in the earnings of the JV was as follows:

	Three-Months Ended June 30,		Nine-Months Ended June 30,
	2021	2020	2021	2020
Other income	2,688	$931	8,853	$8,824

Cash distributions to Woodward from the JV, recognized in “Net cash provided by operating activities” on the Condensed Consolidated Statements of Cash Flows, were as follows:

	Three-Months Ended June 30,		Nine-Months Ended June 30,
	2021	2020	2021	2020
Cash distributions	3,000	$4,000	10,000	$7,000

Net sales to the JV were as follows:

	Three-Months Ended June 30,		Nine-Months Ended June 30,
	2021	2020	2021	2020
Net sales[1]	8,441	$7,026	26,825	$38,511

(1)

Net sales included a reduction of $3,944 for the three-months and $14,998 for the nine-months ended June 30, 2021 related to royalties owed to the JV by Woodward on sales by Woodward directly to third party aftermarket customers, compared to a reduction to sales of $2,292 for the three-months and $19,305 for the nine-months ended June 30, 2020.

The Condensed Consolidated Balance Sheets include “Accounts receivable” related to amounts the JV owed Woodward, “Accounts payable” related to amounts Woodward owed the JV, and “Other assets” related to Woodward’s net investment in the JV, as follows:

	June 30, 2021	September 30, 2020
Accounts receivable	3,235	$3,062
Accounts payable	1,692	1,502
Other assets	7,975	9,123

Note 7.  Financial instruments and fair value measurements

The table below presents information about Woodward’s financial assets and liabilities that are measured at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques Woodward utilized to determine such fair value as defined by the U.S. GAAP fair value hierarchy.

	At June 30, 2021				At September 30, 2020
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Financial assets:
Investments in term deposits with foreign banks	$—	$—	$—	$—	$40,453	$—	$—	$40,453
Equity securities	30,345	—	—	30,345	25,381	—	—	25,381
Total financial assets	$30,345	$—	$—	$30,345	$65,834	$—	$—	$65,834

Financial liabilities:
Cross-currency interest rate swaps	$—	$63,075	$—	$63,075	$—	$51,387	$—	$51,387
Total financial liabilities	$—	$63,075	$—	$63,075	$—	$51,387	$—	$51,387

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

Cash, trade accounts receivable, accounts payable, and short-term borrowings are not remeasured to fair value, as the carrying cost of each approximates its respective fair value.  The estimated fair values and carrying costs of other financial instruments that are not required to be remeasured at fair value in the Condensed Consolidated Balance Sheets were as follows:

		At June 30, 2021		At September 30, 2020
	Fair Value Hierarchy Level	Estimated Fair Value	Carrying Cost	Estimated Fair Value	Carrying Cost
Assets:
Notes receivable from municipalities	2	$13,416	$11,138	$13,413	$11,846
Note receivable from sale of disposal group	2	6,370	6,182	6,341	6,061
Investments in short-term time deposits	2	11,542	11,534	13,678	13,671
Liabilities:
Long-term debt	2	$812,426	$742,048	$935,610	$840,654

In connection with certain economic incentives related to Woodward’s development of a second campus in the greater-Rockford, Illinois area for its Aerospace segment and Woodward’s development of a new campus at its corporate headquarters in Fort Collins, Colorado, Woodward received long-term notes from municipalities within the states of Illinois and Colorado.  The fair value of the long-term notes was estimated based on a model that discounted future principal and interest payments received at an interest rate available to Woodward at the end of the period for similarly rated municipal notes of similar maturity, which is a level 2 input as defined by the U.S. GAAP fair value hierarchy.  The interest rates used to estimate the fair value of the long-term notes were 1.2% at both June 30, 2021 and September 30, 2020.

In connection with the sale of the renewable power systems business and other related businesses (as described more fully in Note 10, Sale of businesses, and defined therein as the “disposal group”), Woodward received a long-term promissory note from the buyer for deferral of a portion of the purchase price.  The fair value of the long-term note was estimated based on a model that discounted future principal and interest payments received at an interest rate available to Woodward at the end of the period for similarly rated promissory notes of similar maturity, which is a level 2 input as defined by the U.S. GAAP fair value hierarchy.  The interest rate used to estimate the fair value of the long-term note was 1.7% at June 30, 2021 and 2.3% at September 30, 2020.

From time to time, certain of Woodward’s foreign subsidiaries will invest excess cash in short-term time deposits with a fixed maturity date of longer than three months but less than one year from the date of the deposit.  Woodward believes that the investments are with creditworthy financial institutions. The fair value of the investments in short-term time deposits was estimated based on a model that discounted future principal and interest payments to be received at an interest rate available to the foreign subsidiary entering into the investment for similar short-term time deposits of similar maturity.  This was determined to be a level 2 input as defined by the U.S. GAAP fair value hierarchy.  The interest rates used to estimate the fair value of the short-term time deposits was 3.3% at June 30, 2021 and 4.4% at September 30, 2020.

The fair value of long-term debt was estimated based on a model that discounted future principal and interest payments at interest rates available to Woodward at the end of the period for similar debt of the same maturity, which is a level 2 input as defined by the U.S. GAAP fair value hierarchy.  The weighted-average interest rate used to estimate the fair value of long-term debt was 1.8% at June 30, 2021 and 1.5% at September 30, 2020.

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

In May 2020, Woodward terminated and settled its Floating-Rate Cross-Currency Swap and Fixed-Rate Cross-Currency Swaps and entered into a new floating-rate cross-currency interest rate swap (the “2020 Floating-Rate Cross-Currency Swap”), with a notional value of $45,000, and five fixed-rate cross-currency interest rate swap agreements (the “2020 Fixed-Rate Cross-Currency Swaps”), with an aggregate notional value of $400,000, which effectively reduced the interest rates on the underlying fixed and floating-rate debt, respectively, under the 2018 Notes and Woodward’s existing revolving credit agreement.  At the date of settlement, the total notional value of the Floating-Rate Cross-Currency Swap and Fixed-Rate Cross-Currency Swaps was $108,823 and $400,000, respectively.  Woodward received net cash proceeds of $59,571, which includes $58,191 related to the fair value of the derivative assets and $4,380 of net accrued interest, less payment of $3,000 for fees to terminate the swap agreements.  The proceeds received for the fair value of the instruments during the nine-months ended June 30, 2020 was recorded in “Other”, while net accrued interest was recorded in “Other” and “Accrued liabilities”, respectively, in cash flows provided by operating activities of Woodward’s Condensed Consolidated Statements of Cash Flows. The fees to terminate the swap agreements were recorded as incurred and presented in the line item “Selling, general and administrative” expenses in Woodward’s Condensed Consolidated Statements of Earnings.

The net interest income of the cross-currency interest rate swaps is recorded as a reduction to “Interest expense” in Woodward’s Condensed Consolidated Statements of Earnings.  As of June 30, 2021, the total notional value of the 2020 Floating-Rate Cross-Currency Swap and the 2020 Fixed-Rate Cross-Currency Swaps was $30,000 and $400,000, respectively.  See Note 7, Financial Instruments and fair value measurements, for the related fair value of the derivative instruments as of June 30, 2021.

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

Derivatives instruments in net investment hedging relationships

On September 23, 2016, Woodward and Woodward International Holding B.V., a wholly owned subsidiary of Woodward organized under the laws of The Netherlands (the “BV Subsidiary”), each entered into a note purchase agreement (the “2016 Note Purchase Agreement”) relating to the sale by Woodward and the BV Subsidiary of an aggregate principal amount of €160,000 of senior unsecured notes in a series of private placement transactions.  Woodward issued €40,000 aggregate principal amount of Woodward’s Series M Senior Notes due September 23, 2026 (the “Series M Notes”).  Woodward designated the Series M Notes as a hedge of a foreign currency exposure of Woodward’s net investment in its Euro denominated functional currency subsidiaries.  Related to the Series M Notes, included in foreign currency translation adjustments within total comprehensive (losses) earnings are net foreign exchange losses of $750 for the three-months and $648 for the nine-months ended June 30, 2021, compared to net foreign exchange losses of $792 for the three-months and $1,187 for the nine-months ended June 30, 2020.

Impact of derivative instruments designated as qualifying hedging instruments

The following table discloses the amount of (income) expense recognized in earnings on derivative instruments designated as qualifying hedging instruments:

		Three-months ended June 30,		Nine-months ended June 30,
Derivatives in:	Location	2021	2020	2021	2020
Cross-currency interest rate swap agreement designated as fair value hedges	Selling, general and administrative expenses	$546	$2,254	$736	$2,487
Cross-currency interest rate swap agreements designated as cash flow hedges	Selling, general and administrative expenses	6,658	(24,885)	6,745	(21,492)
Treasury lock agreement designated as cash flow hedge	Interest expense	—	(18)	—	$(54)
		$7,204	$(22,649)	$7,481	$(19,059)

The following table discloses the amount of (gain) loss recognized in accumulated OCI on derivative instruments designated as qualifying hedging instruments:

		Three-months ended June 30,		Nine-months ended June 30,
Derivatives in:	Location	2021	2020	2021	2020
Cross-currency interest rate swap agreement designated as fair value hedges	Selling, general and administrative expenses	$429	$718	691	$2,793
Cross-currency interest rate swap agreements designated as cash flow hedges	Selling, general and administrative expenses	(8,831)	25,293	12,673	(10,786)
		$(8,402)	$26,011	$13,364	$(7,993)

The following table discloses the amount of (gain) loss reclassified from accumulated OCI into earnings on derivative instruments designated as qualifying hedging instruments:

		Three-months ended June 30,		Nine-months ended June 30,
Derivatives in:	Location	2021	2020	2021	2020
Cross-currency interest rate swap agreement designated as fair value hedges	Selling, general and administrative expenses	$546	$2,254	$736	$3,291
Cross-currency interest rate swap agreements designated as cash flow hedges	Selling, general and administrative expenses	6,658	(24,885)	6,745	(21,492)
Treasury lock agreement designated as cash flow hedge	Interest expense	—	(18)	—	(54)
		$7,204	$(22,649)	$7,481	$(18,255)

The remaining unrecognized gains and losses in Woodward’s Condensed Consolidated Balance Sheets associated with derivative instruments that were previously entered into by Woodward, which are classified in accumulated OCI, were net losses of $27,014 as of June 30, 2021 and $21,132 as of September 30, 2020.

Note 9.  Supplemental statement of cash flows information

	Nine-Months Ended June 30,
	2021	2020
Interest paid, net of amounts capitalized	$25,617	$24,323
Income taxes paid	33,293	79,353
Income tax refunds received	13,788	15,123
Non-cash activities:
Purchases of property, plant and equipment on account	1,993	2,230
Impact of the adoption of ASC 842	—	255
Common shares issued from treasury to settle benefit obligations	14,900	14,748

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

Note 11.  Inventories

	June 30,	September 30,
	2021	2020
Raw materials	$113,929	$123,626
Work in progress	95,308	92,934
Component parts(1)	254,501	255,980
Finished goods	71,565	66,889
Customer supplied inventory	17,456	14,955
On-hand inventory for which control has transferred to the customer	(125,267)	(116,441)
	$427,492	$437,943

(1)	Component parts include items that can be sold separately as finished goods or included in the manufacture of other products.

Note 12.  Property, plant, and equipment

	June 30,	September 30,
	2021	2020
Land and land improvements	$86,372	$83,095
Buildings and building improvements	553,063	551,540
Leasehold improvements	19,406	18,610
Machinery and production equipment	793,071	776,884
Computer equipment and software	123,724	123,903
Office furniture and equipment	40,174	41,177
Other	20,003	19,814
Construction in progress	30,058	36,367
	1,665,871	1,651,390
Less accumulated depreciation	(713,071)	(653,975)
Property, plant, and equipment, net	$952,800	$997,415

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

For the three and nine-months ended June 30, 2021 and 2020, Woodward had depreciation expense as follows:

	Three-Months Ended		Nine-Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Depreciation expense	$21,717	$22,378	$66,244	$68,101

Note 13.  Goodwill

	September 30, 2020	Effects of Foreign Currency Translation	June 30, 2021
Aerospace	$455,423	$—	$455,423
Industrial	352,829	4,264	357,093
Consolidated	$808,252	$4,264	$812,516

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

During the nine-months ended June 30, 2021, Woodward determined the economic uncertainty and global disruption caused by the COVID-19 pandemic significantly impacted sales of all business units. Management concluded the overall economic disruption triggered by the COVID-19 pandemic generated a series of factors to consider relative to possible triggering events. However, management further concluded these factors do not individually or collectively represent triggering events that would indicate it was more likely than not that the fair value of a reporting unit is below its carrying amount as of June 30, 2021. Woodward will continue to monitor the impacts of the COVID-19 pandemic on earnings that may impact the carrying value of goodwill and long-lived assets in future periods.

Note 14.  Intangible assets, net

	June 30, 2021			September 30, 2020
	Gross Carrying Value	Accumulated Amortization	Net Carrying Amount	Gross Carrying Value	Accumulated Amortization	Net Carrying Amount
Intangible assets with finite lives:
Customer relationships and contracts:
Aerospace	$281,683	$(206,917)	$74,766	$281,683	$(196,520)	$85,163
Industrial	414,399	(52,550)	361,849	429,249	(57,045)	372,204
Total	$696,082	$(259,467)	$436,615	$710,932	$(253,565)	$457,367
Intellectual property:
Aerospace	$—	$—	$—	$—	$—	$—
Industrial	15,828	(15,828)	—	15,778	(15,640)	138
Total	$15,828	$(15,828)	$—	$15,778	$(15,640)	$138
Process technology:
Aerospace	$76,370	$(66,372)	$9,998	$76,371	$(63,956)	$12,415
Industrial	91,984	(25,419)	66,565	90,945	(22,300)	68,645
Total	$168,354	$(91,791)	$76,563	$167,316	$(86,256)	$81,060
Other intangibles:
Aerospace	$—	$—	$—	$—	$—	$—
Industrial	238	(238)	—	235	(183)	52
Total	$238	$(238)	$—	$235	$(183)	$52
Intangible asset with indefinite life:
Tradename:
Aerospace	$—	$—	$—	$—	$—	$—
Industrial	69,035	—	69,035	68,094	—	68,094
Total	$69,035	$—	$69,035	$68,094	$—	$68,094
Total intangibles:
Aerospace	$358,053	$(273,289)	$84,764	$358,054	$(260,476)	$97,578
Industrial	591,484	(94,035)	497,449	604,301	(95,168)	509,133
Consolidated Total	$949,537	$(367,324)	$582,213	$962,355	$(355,644)	$606,711

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

For the three and nine-months ended June 30, 2021 and 2020, Woodward recorded amortization expense associated with intangibles of the following:

	Three-Months Ended		Nine-Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Amortization expense	$10,526	$9,728	$31,555	$29,481

Future amortization expense associated with intangibles is expected to be:

Year Ending September 30:
2021 (remaining)	$10,397
2022	39,652
2023	38,601
2024	34,849
2025	29,635
Thereafter	360,044
$513,178

Note 15.  Credit facilities, short-term borrowings and long-term debt

Revolving credit facility

Woodward maintains a $1,000,000 revolving credit facility established under a revolving credit agreement among Woodward, a syndicate of lenders and Wells Fargo Bank, National Association, as administrative agent (the “Revolving Credit Agreement”).  The Revolving Credit Agreement provides for the option to increase available borrowings up to $1,500,000, subject to lenders’ participation.  Borrowings under the Revolving Credit Agreement can be made by Woodward and certain of its foreign subsidiaries in U.S. dollars or in foreign currencies other than the U.S. dollar and generally bear interest at LIBOR plus 0.875% to 1.75%.  The Revolving Credit Agreement matures on June 19, 2024.  Under the Revolving Credit Agreement, there were no borrowings outstanding as of June 30, 2021 and September 30, 2020.

Short-term borrowings

Woodward has other foreign lines of credit and foreign overdraft facilities at various financial institutions, which are generally reviewed annually for renewal and are subject to the usual terms and conditions applied by the financial institutions.  Pursuant to the terms of the related facility agreements, Woodward’s foreign performance guarantee facilities are limited in use to providing performance guarantees to third parties.  There were no borrowings outstanding on Woodward’s foreign lines of credit and foreign overdraft facilities as of June 30, 2021 and September 30, 2020.

Long-term debt

On November 15, 2020, Woodward paid the entire principal balance of $100,000 on its Series G and J Notes using cash on hand and proceeds from borrowings under its existing revolving credit facility.

Note 16.  Accrued liabilities

	June 30,	September 30,
	2021	2020
Salaries and other member benefits	$59,157	$50,850
Warranties	17,414	18,972
Interest payable	5,399	15,281
Accrued retirement benefits	3,029	3,051
Restructuring charges	—	3,395
Taxes, other than income	22,483	13,925
Net current contract liabilities	29,522	24,620
Other	26,576	21,700
	$163,580	$151,794

Warranties

Provisions of Woodward’s sales agreements include product warranties customary to these types of agreements.  Accruals are established for specifically identified warranty issues that are probable to result in future costs.  Warranty costs are accrued as revenue is recognized on a non-specific basis whenever past experience indicates a normal and predictable pattern exists.

Changes in accrued product warranties were as follows:

	Three-Months Ended June 30,		Nine-Months Ended June 30,
	2021	2020	2021	2020
Warranties, beginning of period	$18,576	$21,770	$18,972	$27,309
Expense, net of recoveries	(798)	2,407	214	6,189
Reductions for settlement of previous warranty liabilities	(477)	(2,874)	(1,928)	(12,328)
Foreign currency exchange rate changes	113	77	156	210
Warranties, end of period	$17,414	$21,380	$17,414	$21,380

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

The summary of activity in accrued restructuring charges during the nine-months ended June 30, 2021 and 2020 are as follows:

		Period Activity
	Balances as of September 30, 2020	Charges	Payments	Foreign currency exchange rate changes	Non-cash activity	Balances as of June 30, 2021
Workforce management costs associated with:
COVID-19 pandemic	$3,395	$—	$(2,409)	$180	$(1,166)	$—
Total	$3,395	$—	$(2,409)	$180	$(1,166)	$—

		Period Activity
	Balances as of September 30, 2019	Charges	Payments	Foreign currency exchange rate changes	Non-cash activity	Balances as of June 30, 2020
Workforce management costs associated with:
Duarte plant relocation	$440	$—	$(440)	$—	$—	$—
Industrial turbomachinery business realignment	67	—	(67)	—	—	—
COVID-19 pandemic	—	19,040	(14,052)	(10)	—	4,978
Total	$507	$19,040	$(14,559)	$(10)	$—	$4,978

Note 17.  Other liabilities

	June 30,	September 30,
	2021	2020
Net accrued retirement benefits, less amounts recognized within accrued liabilities	$118,335	$114,013
Total unrecognized tax benefits	14,508	10,230
Noncurrent income taxes payable	16,388	18,322
Deferred economic incentives (1)	8,417	9,105
Cross-currency swap derivative liability	63,075	51,387
Noncurrent operating lease liabilities	16,342	14,569
Net noncurrent contract liabilities	381,989	366,642
Other	22,623	33,637
	$641,677	$617,905
(1)

Woodward receives certain economic incentives from various state and local authorities related to capital expansion projects.  Such amounts are initially recorded as deferred credits and are being recognized as a reduction to pre-tax expense over the economic lives of the related capital expansion projects.

Note 18.  Other (income) expense, net

	Three-Months Ended		Nine-Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Equity interest in the earnings of the JV (Note 6)	$(2,688)	$(931)	$(8,853)	$(8,824)
Net gain on sales of assets and businesses (1)	(2,131)	2,545	(4,073)	(11,012)
Rent income	(268)	(520)	(1,011)	(1,095)
Net gain on investments in deferred compensation program	(1,850)	(3,456)	(5,107)	(1,680)
Other components of net periodic pension and other postretirement benefit, excluding service cost and interest expense	(3,541)	(2,911)	(10,592)	(8,884)
Other	123	(230)	(173)	(496)
	$(10,355)	$(5,503)	$(29,809)	$(31,991)
(1)

Included in net gain on sale of assets and businesses for the nine-months ended June 30, 2020 was the pre-tax gain on sale of Duarte real property in the amount of $13,522 recognized in the first quarter of fiscal year 2020 and a net loss on divestiture of the disposal group of $2,540 in the third quarter of fiscal year 2020.

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

The following table sets forth the tax expense and the effective tax rate for Woodward’s earnings before income taxes:

	Three-Months Ended		Nine-Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Earnings before income taxes	$58,698	$45,016	$184,769	$213,763
Income tax expense	9,837	6,551	26,025	30,607
Effective tax rate	16.8%	14.6%	14.1%	14.3%

The year-over-year increase in the current fiscal year third quarter effective tax rate is primarily attributable to increased foreign earnings in higher tax jurisdictions and the current quarter discrete impact of the current quarter enactment of a retroactive law disallowing foreign interest expense. This increase was partially offset by a favorable increase in the net excess income tax benefit from stock-based compensation in the current quarter, adjustments to prior period tax items related to Global Intangible Low-Taxed Income (“GILTI”), and an increase in certain state income tax credits in the current year quarter.

The year-over-year decrease in the year-to-date effective tax rate is primarily attributable to a favorable increase in the net excess income tax benefits from stock-based compensation, and adjustments to prior period tax items related to GILTI. This decrease is partially offset by (i) the tax benefit associated with the impairment of assets held for sale, and a benefit from a change in India’s dividend withholding tax law in fiscal year 2020, neither of which repeated in the current fiscal year, and (ii) increased foreign earnings in higher tax jurisdictions.

Gross unrecognized tax benefits were $14,026 as of June 30, 2021, and $9,851 as of September 30, 2020.  At June 30, 2021, the amount of the liability for unrecognized tax benefits that, if recognized, would impact Woodward’s effective tax rate was $7,796.  At this time, Woodward believes it is reasonably possible that the liability for unrecognized tax benefits will decrease by as much as $2,714 in the next twelve months due to the completion of review by tax authorities, lapses of statutes, and the settlement of tax positions.  Woodward’s tax expense includes accruals for potential interest and penalties related to unrecognized tax benefits and all other interest and penalties related to tax payments.

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

The amount of expense associated with defined contribution plans was as follows:

	Three-Months Ended		Nine-Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Company costs	$8,647	$8,005	$25,180	$25,619

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

The components of the net periodic retirement pension costs recognized are as follows:
	Three-Months Ended June 30,
	United States		Other Countries		Total
	2021	2020	2021	2020	2021	2020
Service cost	$433	$414	$737	$706	$1,170	$1,120
Interest cost	1,240	1,398	345	313	1,585	1,711
Expected return on plan assets	(3,536)	(3,087)	(632)	(690)	(4,168)	(3,777)
Amortization of:
Net actuarial loss	136	358	237	257	373	615
Prior service cost	242	234	6	5	248	239
Net periodic retirement pension (benefit) cost	$(1,485)	$(683)	$693	$591	$(792)	$(92)
Contributions paid	$—	$—	$490	$335	$490	$335

	Nine-Months Ended June 30,
	United States		Other Countries		Total
	2021	2020	2021	2020	2021	2020
Service cost	$1,297	$1,244	$2,202	$2,124	$3,499	$3,368
Interest cost	3,718	4,193	1,021	953	4,739	5,146
Expected return on plan assets	(10,608)	(9,260)	(1,859)	(2,230)	(12,467)	(11,490)
Amortization of:
Net actuarial loss	406	1,073	699	778	1,105	1,851
Prior service cost	727	702	18	17	745	719
Net periodic retirement pension (benefit) cost	$(4,460)	$(2,048)	$2,081	$1,642	$(2,379)	$(406)
Contributions paid	$—	$—	$1,708	$2,067	$1,708	$2,067

The components of net periodic retirement pension costs other than the service cost and interest cost components are included in the line item “Other (income) expense, net”, and the interest component is included in the line item “Interest expense” in the Condensed Consolidated Statements of Earnings.

The components of the net periodic other postretirement benefit costs recognized are as follows:

	Three-Months Ended		Nine-Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Service cost	$—	$1	$1	$2
Interest cost	150	195	449	586
Amortization of:
Net actuarial loss	7	12	22	35
Prior service cost	—	1	1	2
Net periodic other postretirement cost	$157	$209	$473	$625
Contributions paid	$632	$851	$1,610	$1,372

The components of net periodic other postretirement benefit costs other than the service cost and interest cost components are included in the line item “Other (income) expense, net”, and the interest cost component is included in the line item “Interest expense” in the Condensed Consolidated Statements of Earnings.

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

Retirement pension benefits:
United States	$—
United Kingdom	3
Japan	—
Germany	217
Other postretirement benefits	1,503

Note 21.  Stockholders’ equity

Stock repurchase program

In November 2019, the Board approved a program for the repurchase of up to $500,000 of Woodward’s outstanding shares of common stock on the open market or in privately negotiated transactions over a three year period that will end in 2022 (the “2019 Authorization”).  In the first nine-months of fiscal year 2021, Woodward purchased no shares of its common stock under the 2019 Authorization.  Woodward repurchased 124 shares of common stock for $13,346 under the 2019 Authorization in the first nine-months of fiscal year 2020.

Stock-based compensation

Provisions governing outstanding stock option awards are included in the 2017 Omnibus Incentive Plan, as amended from time to time (the “2017 Plan”) and the 2006 Omnibus Incentive Plan (the “2006 Plan”), as applicable.

The 2017 Plan was initially approved by Woodward’s stockholders in January 2017 and is the successor plan to the 2006 Plan.  As of September 14, 2016, the effective date of the 2017 Plan, the Board delegated authority to administer the 2017 Plan to the Compensation Committee of the Board (the “Committee”), including, but not limited to, the power to determine the recipients of awards and the terms of those awards.  On January 29, 2020 and January 27, 2021, Woodward’s stockholders approved an additional 1,000 and 1,500 shares, respectively, of Woodward’s common stock to be made available for future grants.  Under the 2017 Plan, there were approximately 2,710 shares of Woodward’s common stock available for future grants as of June 30, 2021 and 1,972 shares as of September 30, 2020.

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

The following is a summary of the activity for stock option awards during the three and nine-months ended June 30, 2021:

	Three-Months Ended		Nine-Months Ended
	June 30, 2021		June 30, 2021
	Number of options	Weighted-Average Exercise Price per Share	Number of options	Weighted-Average Exercise Price per Share
Options, beginning balance	5,517	$67.50	5,443	$62.00
Options granted	—	—	773	82.46
Options exercised	(91)	41.21	(787)	40.96
Options forfeited	(19)	78.92	(22)	80.34
Options, ending balance	5,407	67.91	5,407	67.91

Changes in non-vested stock options during the three and nine-months ended June 30, 2021 were as follows:

	Three-Months Ended		Nine-Months Ended
	June 30, 2021		June 30, 2021
	Number of options	Weighted-Average Grant Date Fair Value per Share	Number of options	Weighted-Average Grant Date Fair Value Per Share
Non-vested options outstanding, beginning balance	2,106	$25.81	2,078	$24.69
Options granted	—	—	773	28.22
Options vested	—	—	(742)	25.19
Options forfeited	(19)	24.97	(22)	25.01
Non-vested options outstanding, ending balance	2,087	25.82	2,087	25.82

Information about stock options that have vested, or are expected to vest, and are exercisable at June 30, 2021 was as follows:

	Number of options	Weighted-Average Exercise Price	Weighted-Average Remaining Life in Years	Aggregate Intrinsic Value
Options outstanding	5,407	$67.91	6.2	$297,257
Options vested and exercisable	3,332	58.52	4.9	214,452
Options vested and expected to vest	5,333	67.72	6.2	294,203

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

At June 30, 2021, there was approximately $12,906 of total unrecognized compensation expense related to non-vested stock-based compensation arrangements, including both stock options and restricted stock awards.  The pre-vesting forfeiture rates for purposes of determining stock-based compensation expense recognized were estimated to be 0% for members of the Board and 7.3% for all others.  The remaining unrecognized compensation cost is expected to be recognized over a weighted-average period of approximately 2 years.

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

A summary of consolidated net sales and earnings by segment follows:

	Three-Months Ended		Nine-Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Segment external net sales:
Aerospace	$340,912	$306,494	$1,027,285	$1,254,655
Industrial	215,763	217,332	648,330	709,746
Total consolidated net sales	$556,675	$523,826	$1,675,615	$1,964,401
Segment earnings:
Aerospace	$53,167	$41,096	$168,641	$251,645
Industrial	27,166	27,438	87,925	81,640
Nonsegment expenses	(13,546)	(15,158)	(47,331)	(94,360)
Interest expense, net	(8,089)	(8,360)	(24,466)	(25,162)
Consolidated earnings before income taxes	$58,698	$45,016	$184,769	$213,763

Segment assets consist of accounts receivable; inventories; property, plant, and equipment, net; goodwill; and other intangibles, net.  A summary of consolidated total assets by segment follows:

	June 30, 2021	September 30, 2020
Segment assets:
Aerospace	$1,711,257	$1,752,516
Industrial	1,533,123	1,529,411
Unallocated corporate property, plant and equipment, net	102,576	106,380
Other unallocated assets	741,699	515,029
Consolidated total assets	$4,088,655	$3,903,336

Note 24.  Subsequent events

On July 28, 2021, the Board approved a cash dividend of $0.1625 per share for the quarter, payable on August 30, 2021, for stockholders of record as of August 16, 2021.

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

OVERVIEW

COVID-19 Pandemic

In March 2020, the World Health Organization declared COVID-19 to be a global pandemic. The pandemic has led to significant volatility in financial, commodities (including oil and gas) and other markets and industries (including the aviation industry) and has negatively affected the business and results of operations of the Company. As the COVID-19 pandemic progressed, we reacted quickly to navigate the uncertain market environment, reduce our cost structure, increase our focus on operational excellence, and prioritize diligent cash management. The aggressive actions we implemented continue to drive strong cash flow, improve our liquidity and overall financial position, and enable ongoing investments in opportunities for growth in the markets in which we do business.

The ongoing rollout of vaccines across many countries is driving optimism for economic recovery, but the enduring turbulence caused by the COVID-19 pandemic, including significantly reduced global passenger travel and new viral variants, continues to cloud near-term forecasts. We are unable to predict the extent to which the pandemic and related impacts will continue to adversely affect our business, including our operational performance, results of operations, financial position, and the achievement of our strategic objectives. Nonetheless, the third quarter of fiscal year 2021 showed improved results from the third quarter of fiscal year 2020 and we believe our markets will continue to improve for the remainder of the year and into fiscal year 2022.

We will continue to actively monitor the situation and may potentially take further actions to alter our business operations if we determine such actions are in the best interests of our shareholders, employees, customers, communities, business partners, and suppliers, or as required by federal, state, or local authorities.  It is not clear what the potential effects any such alterations or modifications may have on our business in future periods, including the effects on the Company's customers, employees, and prospects, or on our financial results.

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

Operational Highlights

Quarter to Date Highlights

Net sales for the third quarter of fiscal year 2021 were $556,675, an increase of 6.3%, or $32,849, from $523,826 for the third quarter of the prior fiscal year.  Foreign currency exchange rates had a favorable impact on net sales of $11,885 for the third quarter of fiscal year 2021 as compared to the same period of the prior year.  There were no sales for the disposal group for the third quarter of fiscal year 2021, as the disposal group was divested on April 30, 2020.  Net sales excluding the disposal group for the third quarter of fiscal year 2020 were $516,096.  Aerospace segment net sales for the third quarter of fiscal year 2021 were up 11.2% to $340,912, compared to $306,494 for the third quarter of the prior fiscal year.  Industrial segment net sales for the third quarter of fiscal year 2021 were $215,763, down 0.7% compared to $217,332 for the third quarter of fiscal year 2020. Industrial segment net sales excluding the disposal group were $209,602 for the third quarter of fiscal year 2020. Foreign currency exchange rates had a favorable impact on Industrial segment net sales of $11,199 for the third quarter of fiscal year 2021 as compared to the same period of the prior year.

Net earnings and adjusted net earnings for the third quarter of fiscal year 2021 were both $48,861, or $0.74 per diluted share.  Net earnings for the third quarter of fiscal year 2020 were $38,465, or $0.61 per diluted share, and adjusted net earnings for the third quarter of fiscal year 2020 were $30,654, or $0.48 per diluted share.

The effective tax rate and adjusted effective tax rate in the third quarter of fiscal year 2021 were both 16.8%.  The effective tax rate in the third quarter of fiscal year 2020 was 14.6%, and the adjusted effective tax rate in the third quarter of fiscal year 2020 was 29.1%.

Earnings before interest and taxes (“EBIT”) and adjusted EBIT for the third quarter of fiscal year 2021 were both $66,787, up 25.1% from $53,376 of EBIT in the same period of fiscal year 2020.  Earnings before interest, taxes, depreciation and amortization (“EBITDA”) and adjusted EBITDA for the third quarter of fiscal year 2021 were both $99,030, up 15.8% from $85,482 of EBITDA for the same period of fiscal year 2020.  Adjusted EBIT and adjusted EBITDA for the third quarter of fiscal year 2020 were $51,583 and $83,689, respectively.

Aerospace segment earnings as a percent of segment net sales were 15.6% in the third quarter of fiscal year 2021, compared to 13.4% in the third quarter of the prior fiscal year.  Industrial segment earnings as a percent of segment net sales were 12.6% in the third quarter of both fiscal years 2021 and 2020.  Excluding the disposal group, Industrial segment earnings were 13.0% of Industrial segment net sales in the third quarter of fiscal year 2020.

Year to Date Highlights

Net sales for the first nine-months of fiscal year 2021 were $1,675,615, a decrease of 14.7%, or $288,786, from $1,964,401 for the first nine-months of the prior fiscal year. Foreign currency exchange rates had a favorable impact on net sales of $32,370 for the first nine-months of fiscal year 2021. Aerospace segment net sales for the first nine-months of fiscal year 2021 were down 18.1% to $1,027,285, compared to $1,254,655 for the first nine-months of the prior fiscal year. Industrial segment net sales for the first nine-months of fiscal year 2021 were $648,330, down 8.7% compared to $709,746 for the first nine-months of fiscal year 2020. Industrial segment net sales excluding the disposal group for the first nine-months of fiscal year 2020 were $642,083.

Net earnings and adjusted net earnings for the first nine-months of fiscal year 2021 were both $158,744, or $2.42 per diluted share. Net earnings for the first nine-months of fiscal year 2020 were $183,156, or $2.85 per diluted share, and adjusted net earnings for the first nine-months of fiscal year 2020 were $205,920, or $3.20 per diluted share.

The effective tax rate and adjusted effective tax rate in the first nine-months of fiscal year 2021 were both 14.1%.  For the first nine-months of fiscal year 2020, the effective tax rate was 14.3% and the adjusted effective tax rate was 18.7%.

EBIT and adjusted EBIT for the first nine-months of fiscal year 2021 was $209,235, down 12.4% from $238,925 of EBIT in the same period of fiscal year 2020. EBITDA and adjusted EBITDA for the first nine-months of fiscal year 2021 was $307,034, down 8.8% from $336,507 of EBITDA for the same period of fiscal year 2020. Adjusted EBIT and adjusted EBITDA for the first nine-months of fiscal year 2021 were $278,434 and $376,016, respectively.

Aerospace segment earnings as a percent of segment net sales were 16.4% in the first nine-months of fiscal year 2021, compared to 20.1% in the first nine-months of the prior fiscal year. Industrial segment earnings as a percent of segment net sales in the first nine-months of fiscal year 2021 were 13.6%, compared to 11.5% in the first nine-months of the prior fiscal year. Excluding the disposal group, Industrial segment earnings were 12.2% of Industrial segment net sales for the first nine-months of fiscal year 2020.

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

Liquidity Highlights

Net cash provided by operating activities for the first nine-months of fiscal year 2021 was $317,915, compared to $212,416 for the first nine-months of fiscal year 2020.  The increase in net cash provided by operating activities in the first nine-months of fiscal year 2021 compared to the first nine-months of the prior fiscal year is primarily attributable to the timing of cash payments to suppliers and certain tax payments, as well as cash payments for annual bonuses and proceeds from settlement of cross-currency interest rate swaps, which were made in the first nine-months of fiscal year 2020, while no such activity occurred in the first nine-months of fiscal year 2021.

For the first nine-months of fiscal year 2021, free cash flow, which we define as net cash flow from operating activities less payments for property, plant and equipment, was $296,568, compared to $173,344 for the first nine-months of fiscal year 2020.  The increase in free cash flow for the first nine-months of fiscal year 2021 as compared to the same period of the prior year is primarily due to effective working capital management and lower payments for property, plant and equipment, partially offset by lower net earnings. Adjusted free cash flow, which we define as free cash flow, plus the cash proceeds from the sale of real property at our former Duarte, California operations, and excluding cash paid for merger and divestiture transaction costs, cash paid for restructuring charges, and cash proceeds received from settlement of our cross-currency interest rate swaps, was $168,596 for the first nine-months of fiscal year 2020.  No adjustments were made to free cash flow for the first nine-months of fiscal year 2021.  Free cash flow and adjusted free cash flow are non-U.S. GAAP financial measures.  A description of these measures as well as a reconciliation of these non-U.S. GAAP financial measures to the closest U.S. GAAP financial measures can be found under the caption “Non-U.S. GAAP Measures” in this Item 2 – Management’s Discussion and Analysis of Financial Conditions and Results of Operations.

At June 30, 2021, we held $362,007 in cash and cash equivalents and had total outstanding debt of $740,112.  We have additional borrowing availability of $989,413, net of outstanding letters of credit, under our revolving credit agreement.  At June 30, 2021, we also had additional borrowing capacity of $7,466 under various foreign lines of credit and foreign overdraft facilities.

RESULTS OF OPERATIONS

The following table sets forth consolidated statements of earnings data as a percentage of net sales for each period indicated:

	Three-Months Ended				Nine-Months Ended
	June 30, 2021	% of Net Sales	June 30, 2020	% of Net Sales	June 30, 2021	% of Net Sales	June 30, 2020	% of Net Sales
Net sales	$556,675	100%	$523,826	100%	$1,675,615	100%	$1,964,401	100%
Costs and expenses:
Cost of goods sold	422,457	75.9%	395,511	75.5%	1,258,340	75.1%	1,447,942	73.7%
Selling, general, and administrative expenses	48,021	8.6%	57,361	11.0%	148,461	8.9%	177,035	9.0%
Research and development costs	29,765	5.3%	34,522	6.6%	89,388	5.3%	106,029	5.4%
Impairment of assets sold	—	0.0%	—	0.0%	—	0.0%	37,902	1.9%
Restructuring charges	—	0.0%	19,040	3.6%	—	0.0%	19,040	1.0%
Gain on cross-currency interest rate swaps, net	—	0.0%	(30,481)	(5.8)%	—	0.0%	(30,481)	(1.6)%
Interest expense	8,397	1.5%	8,737	1.7%	25,552	1.5%	26,502	1.3%
Interest income	(308)	(0.1)%	(377)	(0.1)%	(1,086)	(0.1)%	(1,340)	(0.1)%
Other (income) expense, net	(10,355)	(1.9)%	(5,503)	(1.1)%	(29,809)	(1.8)%	(31,991)	(1.6)%
Total costs and expenses	497,977	89.5%	478,810	91.4%	1,490,846	89.0%	1,750,638	89.1%
Earnings before income taxes	58,698	10.5%	45,016	8.6%	184,769	11.0%	213,763	10.9%
Income tax expense	9,837	1.8%	6,551	1.3%	26,025	1.6%	30,607	1.6%
Net earnings	$48,861	8.8%	$38,465	7.3%	$158,744	9.5%	$183,156	9.3%

Other select financial data:

	June 30,	September 30,
	2021	2020
Working capital	$1,102,951	$818,533
Current portion of long-term debt	1,050	101,634
Total debt	740,112	838,483
Total stockholders' equity	2,201,687	1,992,677

Net Sales

Consolidated net sales for the third quarter of fiscal year 2021 increased by $32,849, or 6.3%, compared to the same period of fiscal year 2020.  Consolidated net sales for the first nine-months of fiscal year 2021 decreased by $288,786, or 14.7%, compared to the same period of fiscal year 2020.

Details of the changes in consolidated net sales are as follows:

	Three-Month Period	Nine-Month Period
Consolidated net sales for the period ended June 30, 2020	$523,826	$1,964,401
Aerospace volume	32,390	(223,214)
Industrial volume	(5,831)	(26,179)
Disposals groups divestiture impact	(7,730)	(67,663)
Noncash consideration	(377)	(14,351)
Effects of changes in price and sales mix	2,513	10,252
Effects of changes in foreign currency rates	11,884	32,369
Consolidated net sales for the period ended June 30, 2021	$556,675	$1,675,615

The increase in consolidated net sales for the third quarter of fiscal year 2021 as compared to the same period of the prior year is primarily attributable to an increase in commercial aerospace sales volume as a result of higher domestic air passenger traffic. The decrease in consolidated net sales for the first nine-months of fiscal year 2021 as compared to the prior year period is primarily attributable to the decline in sales volume related to the ongoing impact of the COVID-19 pandemic as compared to the same period in the prior fiscal year.

In the Aerospace segment, the increase in net sales for the third quarter of fiscal year 2021 as compared to the same period of the prior year is primarily attributed to an increase in commercial sales from higher domestic air passenger traffic, while the decrease in net sales volumes for the first nine-months of fiscal year 2021, as compared to the same period of the prior year, is primarily attributable to lower commercial sales as a result of the secular decline in global passenger traffic and original equipment manufacturer (“OEM”) production rates, in each case as a result of the global COVID-19 pandemic.  During the third quarter of fiscal year 2021, Aerospace segment net sales were negatively impacted by approximately $20,000 due to global supply chain disruptions, which delayed delivery of orders scheduled for third quarter shipment.

In the Industrial segment, the decrease in net sales for the third quarter and first nine-months of fiscal year 2021 as compared to the same period of the prior year is primarily attributable to continued weakness in the oil and gas market and the associated aftermarket due to the ongoing impact of the COVID-19 pandemic, and the divestiture of the disposal group, partially offset by favorable effects of foreign currency exchange rates and strong demand for natural gas powered trucks in China.  During the third quarter of fiscal year 2021, Industrial segment net sales were negatively impacted by approximately $10,000 due to global supply chain disruptions, which delayed delivery of orders scheduled for third quarter shipment.

Costs and Expenses

Cost of goods sold increased by $26,946 to $422,457, or 75.9% of net sales, for the third quarter of fiscal year 2021, from $395,511, or 75.5% of net sales, for the third quarter of fiscal year 2020.  Cost of goods sold decreased by $189,602 to $1,258,340, or 75.1% of net sales, for the first nine-months of fiscal year 2021 from $1,447,942, or 73.7% of net sales, for the first nine-months of fiscal year 2020.  The increase in cost of goods sold in the third quarter of fiscal year 2021 compared to the same period of the prior year is primarily due to increased Aerospace commercial OEM sales volume.  The decrease in cost of goods sold for the first nine-months of fiscal year 2021 compared to the same period of the prior year is primarily due to lower sales volume as a result of the global disruption caused by the COVID-19 pandemic.

Gross margin (as measured by net sales less cost of goods sold, divided by net sales) was 24.1% for the third quarter and 24.9% for the first nine-months of fiscal year 2021, compared to 24.5% for the third quarter and 26.3% for the first nine-months of fiscal year 2020.  The decrease in gross margin for the third quarter of fiscal year 2021 as compared to the same period of the prior year is primarily attributable to lower aerospace defense aftermarket sales.  The decrease in gross margin for the first nine-months of fiscal year 2021 as compared to the same period of the prior year is primarily due to lower aerospace sales volume as a result of global disruption caused by the COVID-19 pandemic.

Selling, general and administrative expenses decreased by $9,340, or 16.3%, to $48,021 for the third quarter of fiscal year 2021, compared to $57,361 for the third quarter of fiscal year 2020.  Selling, general, and administrative expenses decreased by $28,574, or 16.1%, to $148,461 for the first nine-months of fiscal year 2021, compared to $177,035 for the first nine-months of fiscal year 2020. Selling, general, and administrative expenses as a percentage of net sales decreased to 8.6% for the third quarter of fiscal year 2021, compared to 11.0% for the third quarter of fiscal year 2020.  Selling, general, and administrative expenses as a percentage of net sales decreased to 8.9% for the first nine-months of fiscal year 2021, compared to 9.0% for the first nine-months of fiscal year 2020.  The decrease in selling, general and administrative expenses, both in dollars and as a percentage of net sales, for the third quarter and first nine-months of fiscal year 2021 as compared to the same periods of the prior year is primarily due to a decrease in certain expenses incurred in the third quarter of fiscal year 2020 related to merger and divestiture activities, fees incurred on termination of cross-currency interest rate swaps, and acceleration of stock compensation expense related to restructuring activities, all of which did not repeat in the current year quarter.

Research and development costs decreased by $4,757, or 13.8%, to $29,765 for the third quarter of fiscal year 2021, as compared to $34,522 for the third quarter of fiscal year 2020.  As a percentage of net sales, research and development costs decreased to 5.3% for the third quarter of fiscal year 2021, as compared to 6.6% for the same period of the prior fiscal year.  Research and development costs decreased by $16,641, or 15.7%, to $89,388 for the first nine-months of fiscal year 2021, as compared to $106,029 for the first nine-months of fiscal year 2020. As a percentage of net sales, research and development costs decreased to 5.3% for the first nine-months of fiscal year 2021, as compared to 5.4% for the first nine-months of fiscal year 2020.  The decrease in research and development costs, both in dollars and as a percentage of net sales, for the third quarter and first nine-months of fiscal year 2021 as compared to the same periods of the prior year is primarily due to savings from cost reduction initiatives.  Our research and development activities extend across almost all of our customer base, and we anticipate ongoing variability in research and development due to the timing of customer business needs on current and future programs.

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

Interest expense decreased by $340, or 3.9%, to $8,397 for the third quarter of fiscal year 2021, compared to $8,737 for the third quarter of fiscal year 2020.  Interest expense decreased as a percentage of net sales to 1.5% for the third quarter of fiscal year 2021, as compared to 1.7% for the third quarter of fiscal year 2020.  Interest expense decreased by $950, or 3.6%, to $25,552 for the first nine-months of fiscal year 2021, as compared to $26,502 for the first nine-months of fiscal year 2020.  Interest expense as a percentage of net sales was 1.5% for the first nine-months of fiscal year 2021, compared to 1.3% for the first nine-months of fiscal year 2020.  In the first nine-months of fiscal year 2021, we paid the entire balance of two series of private placement notes totaling $100,000 primarily using cash from operations and proceeds from our revolving credit facility.  Additionally, we did not borrow from the revolving credit facility during the second and third quarter of fiscal year 2021.

Other income increased by $4,852 to $10,355 for the third quarter of fiscal year 2021, compared to $5,503 for the third quarter of fiscal year 2020.  Other income decreased by $2,182 to $29,809 for the first nine-months of fiscal year, compared to $31,991 for the first nine-months of fiscal year 2020.  Other income increased for the third quarter of fiscal year 2021 compared to the same period of the prior fiscal year primarily due to a loss on sale of the disposal group in the amount of $2,540, which was recognized in the third quarter of fiscal year 2020, as well as increased earnings in our equity interest in the joint venture with GE.  Other income decreased in the first nine-months of fiscal year 2021 compared to the first nine-months of fiscal year 2020 primarily due to a gain on the sale of a portion of our property in Duarte, California in the amount of $13,552, partially offset by a net loss on sale of the disposal group, which were both recognized in the first nine-months of fiscal year 2020.

Income taxes were provided at an effective rate on earnings before income taxes of 16.8% for the third quarter and 14.1% for the first nine-months of fiscal year 2021, and 14.6% for the third quarter and 14.3% for the first nine-months of fiscal year 2020.

The increase in the effective tax rate for the third quarter of fiscal year 2021 as compared to the same period of the prior year is primarily attributable to increased foreign earnings in higher tax jurisdictions and the current quarter discrete impact of the current quarter enactment of retroactive law disallowing foreign interest expense. The increase was partially offset by a favorable increase in the net excess income tax benefit from stock-based compensation in the current quarter, adjustments to prior period tax items related to Global Intangible Low-Taxed Income (“GILTI”), an increase in certain state income tax credits in the current year quarter.

The decrease in the effective tax rate for the first nine-months of fiscal year 2021 as compared to the same period of the prior year is primarily attributable to a favorable increase in the net excess income tax benefits from stock-based compensation, as well as adjustments to prior period tax items related to GILTI. The decrease is partially offset by (i) the tax benefit associated with the impairment of assets held for sale, and a benefit from a change in India’s dividend withholding tax law in fiscal year 2020, neither of which repeated in the current fiscal year, and (ii) increased foreign earnings in higher tax jurisdictions.

Segment Results

The following table presents sales by segment:

	Three-Months Ended June 30,				Nine-Months Ended June 30,
	2021		2020		2021		2020
Net sales:
Aerospace	$340,912	61.2%	$306,494	58.5%	$1,027,285	61.3%	$1,254,655	63.9%
Industrial	215,763	38.8%	217,332	41.5%	648,330	38.7%	709,746	36.1%
Consolidated net sales	$556,675	100%	$523,826	100%	$1,675,615	100%	$1,964,401	100%

The following table presents earnings by segment and reconciles segment earnings to consolidated net earnings:

	Three-Months Ended June 30,		Nine-Months Ended June 30,
	2021	2020	2021	2020
Aerospace	$53,167	$41,096	$168,641	$251,645
Industrial	27,166	27,438	87,925	81,640
Nonsegment expenses	(13,546)	(15,158)	(47,331)	(94,360)
Interest expense, net	(8,089)	(8,360)	(24,466)	(25,162)
Consolidated earnings before income taxes	58,698	45,016	184,769	213,763
Income tax expense	(9,837)	(6,551)	(26,025)	(30,607)
Consolidated net earnings	$48,861	$38,465	$158,744	$183,156

The following table presents segment earnings as a percent of segment net sales:

	Three-Months Ended June 30,		Nine-Months Ended June 30,
	2021	2020	2021	2020
Aerospace	15.6%	13.4%	16.4%	20.1%
Industrial	12.6%	12.6%	13.6%	11.5%

Aerospace

Aerospace segment net sales increased by $34,418, or 11.2%, to $340,912 for the third quarter of fiscal year 2021, compared to $306,494 for the third quarter of fiscal year 2020.  Aerospace segment net sales decreased by $227,370, or 18.1%, to $1,027,285 for the first nine-months of fiscal year 2021, compared to $1,254,655 for the same period of fiscal year 2020.  The increase in segment net sales in the third quarter of fiscal year 2021 as compared to the same period of the prior fiscal year is primarily a result of increased commercial OEM and aftermarket sales due to recovering domestic global passenger traffic, increased aircraft production rates, increased fleet utilization, and the return to service of the Boeing 737 MAX aircraft in certain jurisdictions.

Defense OEM sales were flat in the third quarter and first nine-months of fiscal year 2021 as compared to the same periods of the prior year, primarily driven by strong demand for guided weapons and fixed wing aircraft, although we anticipate demand to soften in future periods.  Our defense aftermarket sales decreased in both the third quarter and the first nine-months of fiscal year 2021 as compared to the same periods of the prior year primarily due to ongoing variability as a result of the global COVID-19 pandemic and timing of continued maintenance needs and upgrade programs.  However, we believe defense aftermarket activity will continue to remain strong due to aircraft utilization and upgrade programs.

During the third quarter of fiscal year 2021, Aerospace segment net sales were negatively impacted by approximately $20,000 due to global supply chain disruptions, which delayed shipment of orders scheduled for third quarter shipment.

Aerospace segment earnings increased by $12,071, or 29.4%, to $53,167 for the third quarter of fiscal year 2021, compared to $41,096 for the third quarter of fiscal year 2020.  Aerospace segment earnings decreased by $83,004, or

33.0%, to $168,641 for the first nine-months of fiscal year 2021, compared to $251,645 for the first nine-months of fiscal year 2020.

The increase in Aerospace segment earnings for the third quarter of fiscal year 2021, and the decrease in Aerospace segment earnings first nine-months of fiscal year 2021, in each case compared to the prior year periods, were due to the following:

	Three-Month Period	Nine-Month Period
Earnings for the period ended June 30, 2020	$41,096	$251,645
Sales volume	18,969	(108,117)
Price, sales mix and productivity	(9,292)	(10,884)
Savings from cost reduction initiatives	2,414	21,824
Other, net	(20)	14,173
Earnings for the period ended June 30, 2021	$53,167	$168,641

Aerospace segment earnings as a percentage of segment net sales were 15.6% for the third quarter and 16.4% for the first nine-months of fiscal year 2021, compared to 13.4% for the third quarter and 20.1% for the first nine-months of fiscal year 2020.  The increase in Aerospace segment earnings in the third quarter of fiscal year 2021 as compared to the same period of the prior year was primarily due to higher volume, predominantly driven by an increase in commercial OEM.  The decrease in Aerospace segment earnings in the first nine-months of fiscal year 2021 as compared to the same period of the prior year was primarily due to lower volume, including a significant decline in commercial aftermarket, as a result of the global COVID-19 pandemic, partially offset by savings from cost reduction initiatives.

Industrial

Industrial segment net sales decreased by $1,569, or 0.7%, to $215,763 for the third quarter of fiscal year 2021, compared to $217,332 for the third quarter of fiscal year 2020.  Industrial segment net sales for the third quarter of fiscal year 2021 increased by 2.9%, or $6,161, compared to Industrial segment net sales excluding the disposal group of $209,602 for the third quarter of fiscal year 2020.  Industrial segment net sales decreased by $61,416, or 8.7%, to $648,330 for the first nine-months of fiscal year 2021, compared to $709,746 for the same period of fiscal year 2020.  Industrial segment net sales for the first nine-months of fiscal year 2021 were relatively flat compared to Industrial segment net sales excluding the disposal group of $642,083 for the first nine-months of fiscal year 2020.  There were no sales for the disposal group for the third quarter of fiscal year 2021 or the first nine-months of fiscal year 2021, as the disposal group was divested on April 30, 2020.  Foreign currency exchange rates had a favorable impact on segment net sales of $11,199 and $30,921 for the third quarter and first nine-months of fiscal year 2021, respectively.

The decrease in Industrial segment net sales in the third quarter of fiscal year 2021 was primarily due to the divestiture of the disposal group, softening of demand for natural gas powered trucks in China as a result of anticipated implementation of China VI diesel emission regulations, and lower sales volumes as a result of the ongoing impact of the global COVID-19 pandemic, partially offset by favorable effects of foreign currency exchange rates.  The decrease in Industrial segment net sales for the first nine-months of fiscal year 2021 as compared to the same period of the prior year was primarily due to the divestiture of the disposal group, and lower sales volumes as a result of the ongoing impact of the global COVID-19 pandemic, partially offset by favorable effects of foreign currency exchange rates and strong demand for natural gas powered trucks in China.

During the third quarter of fiscal year 2021, Industrial segment net sales were negatively impacted by approximately $10,000 due to global supply chain disruptions, which delayed delivery of orders scheduled for third quarter shipment.

Industrial segment earnings decreased by $272, or 1.0%, to $27,166 for the third quarter of fiscal year 2021, compared to $27,438 for the third quarter of fiscal year 2020.  Industrial segment earnings increased by $6,285, or 7.7%, to $87,925 for the first nine-months of fiscal year 2021, compared to $81,640 for the same period of fiscal year 2020.  There were no earnings for the disposal group in the third quarter and first nine-months of fiscal year 2021 because the divestiture preceded the period.  Industrial segment earnings excluding the disposal group for the third quarter and first nine-months of fiscal year 2020 were $27,186 and $78,038, respectively.

The decrease in Industrial segment earnings for the third quarter of fiscal year 2021 and the increase in Industrial segment earnings for the first nine-months of fiscal year 2021, in each case compared to the prior year period, were due to the following:

	Three-Month Period	Nine-Month Period
Earnings for the period ended June 30, 2020	$27,438	$81,640
Sales volume	(6,193)	(19,914)
Price, sales mix and productivity	(3,037)	(6,069)
Research and development costs	2,987	5,248
Savings from cost reduction initiatives	—	14,202
Effects of changes in foreign currency rates	1,038	4,398
Other, net	4,933	8,420
Earnings for the period ended June 30, 2021	$27,166	$87,925

Industrial segment earnings as a percentage of segment net sales were 12.6% for the third quarter and 13.6% for the first nine-months of fiscal year 2021, compared to 12.6% for the third quarter and 11.5% for the first nine-months of fiscal year 2020.  Industrial segment earnings excluding the disposal group were 13.0% and 12.2% of Industrial segment net sales excluding the disposal group for the third quarter and first nine-months of fiscal year 2020, respectively.  The decrease in Industrial segment earnings in third quarter of fiscal year 2021 was primarily due to lower sales volume, partially offset by lower research and development costs and favorable effects from changes in foreign currency rates.  The increase in Industrial segment earnings in the first nine-months of fiscal year 2021 was primarily due to savings from cost reduction initiatives, lower research and development costs, and favorable effects from changes in foreign currency rates, partially offset by lower sales volume.

Nonsegment

Nonsegment expenses decreased by $1,612 to $13,546 for the third quarter of fiscal year 2021, compared to $15,158 for the third quarter of fiscal year 2020.  Included in nonsegment expenses for the third quarter of fiscal year 2020 was merger and divestiture transaction costs of $1,732, restructuring charges of $19,040, and acceleration of stock compensation of $2,376, offset by the net gain on settlement of cross-currency interest rate swaps of $27,481.  Aside from these items, nonsegment expenses decreased in the third quarter of fiscal year 2021 compared to the third quarter of fiscal year 2020 primarily due to savings from cost reduction initiatives.

Nonsegment expenses decreased to $47,331 for the first nine-months of fiscal year 2021, compared to $94,360 for the first nine-months of fiscal year 2020. Included in nonsegment expenses for the first nine-months of fiscal year 2020 were merger and divestiture transaction costs of $18,654, the impairment charge on assets held for sale associated with the divestiture of our Renewables Business in the amount of $37,902, restructuring charges of $19,040, and acceleration of stock compensation of $2,376, partially offset by the net gain on settlement of our cross-currency interest rate swaps of $27,481, and a gain on the sale of a portion of our property in Duarte, California in the amount of $13,552.  Aside from these items, the decrease in nonsegment expenses in the first nine-months of fiscal year 2021 compared to the first nine-months of fiscal year 2020 was primarily due to savings from cost reduction initiatives.

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

At June 30, 2021, we had total outstanding debt of $740,112 consisting of various series of unsecured notes due between 2023 and 2033 and obligations under our finance leases.  At June 30, 2021, we had additional borrowing availability of $989,413 under our revolving credit facility, net of outstanding letters of credit, and additional borrowing availability of $7,466 under various foreign credit facilities.

At June 30, 2021, we had no borrowings outstanding under our revolving credit facility.  We also had no borrowings or average daily balance outstanding under our revolving credit facility during the third quarter of fiscal year 2021.  Revolving credit facility and short-term borrowing activity during the nine-months ended June 30, 2021 were as follows:

Maximum daily balance during the period	$20,100
Average daily balance during the period	$957
Weighted average interest rate on average daily balance	1.26%

To our knowledge, we were in compliance with all our debt covenants as of June 30, 2021.  Additionally, we do not believe the current known impacts of the COVID-19 pandemic will affect our ability to remain in compliance with our debt covenants.  See Note 16, Credit facilities, short-term borrowings and long-term debt in the Notes to the Consolidated Financial Statements in Part II, Item 8 of our most recent Form 10-K, for more information about our covenants.

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

In November 2019, the Board terminated our prior stock repurchase program and replaced it with a new program for the repurchase of up to $500,000 of Woodward’s outstanding shares of common stock on the open market or in privately negotiated transactions over a three-year period ending in 2022 (the “2019 Authorization).  We repurchased no shares of our common stock under the 2019 Authorization during the first nine-months of fiscal year 2021.  In the first nine-months of fiscal year 2020, we repurchased 124 shares of our common stock for $13,346 under the 2019 Authorization.

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

Cash Flows

	Nine-Months Ended June 30,
	2021	2020
Net cash provided by operating activities	$317,915	$212,416
Net cash (used in) investing activities	(18,966)	(10,194)
Net cash (used in) financing activities	(94,729)	(196,307)
Effect of exchange rate changes on cash and cash equivalents	4,517	(3,625)
Net change in cash and cash equivalents	208,737	2,290
Cash and cash equivalents, including restricted cash, at beginning of year	153,270	99,073
Cash and cash equivalents, including restricted cash, at end of period	$362,007	$101,363

Net cash flows provided by operating activities for the first nine-months of fiscal year 2021 was $317,915, compared to $212,416 for the same period of fiscal year 2020.  The increase in net cash provided by operating activities in the first nine-months of fiscal year 2021 compared to the first nine-months of the prior fiscal year is primarily attributable to the timing of cash payments to suppliers and certain tax payments, as well as cash payments for annual bonuses and proceeds from settlement of cross-currency interest rate swaps, which were made in the first nine-months of fiscal year 2020, while no such activity occurred in the first nine-months of fiscal year 2021.

Net cash flows used in investing activities for the first nine-months of fiscal year 2021 was $18,966, compared to $10,194 for the same period of fiscal year 2020.  The increase in cash flows used in investing activities in the first nine-months of fiscal year 2021 compared to the first nine-months of the prior fiscal year is primarily due to proceeds in the amount of $18,767 from the sale of a parcel of our Duarte real property recognized in the first nine-months of fiscal year 2020, while no such proceeds were received in same period of fiscal year 2021, partially offset by lower payments for property, plant and equipment.

Net cash flows used in financing activities for the first nine-months of fiscal year 2021 was $94,729, compared to $196,307 for the same period of fiscal year 2020.  The change in net cash flows used in financing activities in the first nine-months of fiscal year 2021 compared to the first nine-months of the prior fiscal year is primarily attributable to the change in net debt payments.  During the first nine-months of fiscal year 2021, we had net debt payments in the amount of $101,214, compared to net debt payments in the amount of $165,163 in the first nine-months of fiscal year 2020.

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

Non-U.S. GAAP Financial Measures

Adjusted net earnings, adjusted earnings per share, adjusted effective tax rate, Industrial segment net sales excluding the disposal group, Industrial segment earnings excluding the disposal group, EBIT, adjusted EBIT, EBITDA, adjusted EBITDA, free cash flow, and adjusted free cash flow are financial measures not prepared and presented in accordance with U.S. GAAP.  However, we believe these non-U.S. GAAP financial measures provide additional information that enables readers to evaluate our business from the perspective of management.

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

The reconciliation of Industrial segment net sales to Industrial segment net sales excluding the disposal group is shown in the table below:

	Three-Months Ended June 30,		Nine-Months Ended June 30,
	2021	2020	2021	2020
Industrial segment sales (U.S. GAAP)	$215,763	$217,332	$648,330	$709,746
Disposal group sales	—	7,730	—	67,663
Industrial segment sales excluding disposal groups (Non-U.S. GAAP)	$215,763	$209,602	$648,330	$642,083

Earnings based non-U.S. GAAP financial measures

Adjusted net earnings is defined by the Company as net earnings excluding, as applicable, (i) the gain on sale of assets associated with the sale of the Company’s Duarte real property, (ii) the charge from the impairment of assets held for sale, and the losses from assets sold, associated with the Company’s divestiture of the disposal group, (iii) costs associated with the now-terminated merger agreement with Hexcel, and (iv) transaction costs associated with the divestiture of the disposal group, (v) restructuring charges related to the COVID-19 pandemic, (vi) acceleration of stock compensation expense related to restructuring activities, and (vii) the net gain on settlement of cross-currency interest rate swaps.  The Company believes that these excluded items are short-term in nature, not directly related to the ongoing operations of the business and therefore, the exclusion of them illustrates more clearly how the underlying business of Woodward is performing.  Management uses adjusted net earnings to evaluate the Company’s performance excluding these infrequent or unusual period expenses that are not necessarily indicative of the Company’s operating performance for the period.  Management defines adjusted earnings per share as adjusted net earnings, as defined above, divided by the weighted-average number of diluted shares of common stock outstanding for the period.  Management uses both adjusted net earnings and adjusted earnings per share when comparing operating performance to other periods which may not have similar, infrequent or unusual charges.

The reconciliation of net earnings and earnings per share to adjusted net earnings and adjusted earnings per share, respectively, is shown in the tables below:

	Three-Months Ended June 30,
	2021		2020
	Net Earnings	Earnings Per Share	Net Earnings	Earnings Per Share
Net earnings (U.S. GAAP)	$48,861	$0.74	$38,465	$0.61
Non-U.S. GAAP adjustments:
Merger and divestiture transaction costs, net of tax	—	—	1,304	0.02
Restructuring costs related to COVID-19, net of tax	—	—	14,200	0.22
Loss on sale of disposal group, net of tax	—	—	1,801	0.02
Acceleration of stock compensation, net of tax	—	—	1,788	0.03
Net gain on cross-currency interest rate swaps, net of tax	—	—	(26,904)	(0.42)
Non-U.S. GAAP adjustments	—	—	(7,811)	(0.13)
Adjusted net earnings (Non-U.S. GAAP)	$48,861	$0.74	$30,654	$0.48

	Nine-Months Ended June 30,
	2021		2020
	Net Earnings	Earnings Per Share	Net Earnings	Earnings Per Share
Net earnings (U.S. GAAP)	$158,744	$2.42	$183,156	$2.85
Non-U.S. GAAP adjustments:
Gain on sale of Duarte facility, net of tax	—	—	(10,175)	(0.16)
Impairment from assets sold, net of tax	—	—	28,016	0.44
Merger and divestiture transaction costs, net of tax	—	—	14,038	0.22
Restructuring costs related to COVID-19, net of tax	—	—	14,200	0.22
Loss on sale of disposal group, net of tax	—	—	1,801	0.02
Acceleration of stock compensation, net of tax	—	—	1,788	0.03
Net gain on cross-currency interest rate swaps, net of tax	—	—	(26,904)	(0.42)
Total non-U.S. GAAP adjustments	—	—	22,764	0.35
Adjusted net earnings (Non-U.S. GAAP)	$158,744	$2.42	$205,920	$3.20

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

The reconciliation of Industrial segment earnings to Industrial segment earnings excluding the disposal group is shown in the table below:

	Three-Months Ended June 30,		Nine-Months Ended June 30,
	2021	2020	2021	2020
Industrial segment earnings (U.S. GAAP)	$27,166	$27,438	$87,925	$81,640
Disposal group earnings	—	252	—	3,602
Industrial segment earnings excluding disposal group (Non-U.S. GAAP)	$27,166	$27,186	$87,925	$78,038

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

Adjusted EBIT and adjusted EBITDA represent further non-U.S. GAAP adjustments to EBIT and EBITDA, in each case adjusted to exclude, as applicable, (i) the gain on sale of assets associated with the sale of the Company’s Duarte real property, (ii) the charge from the impairment of assets held for sale, and the losses from assets sold, associated with the Company’s divestiture of the disposal group, (iii) costs associated with the now-terminated merger agreement with Hexcel, and (iv) transaction costs associated with the divestiture of the disposal group, (v) restructuring charges related to the COVID-19 pandemic, (vi) acceleration of stock compensation expense related to restructuring activities, and (vii) the net gain on settlement of cross-currency interest rate swaps.  As these gains and charges are infrequent or unusual items that can be variable from period to period and do not fluctuate with operating results, management believes that by removing these gains and charges from EBIT and EBITDA it improves comparability of past, present and future operating results and provides consistency when comparing EBIT and EBITDA between periods.

EBIT and adjusted EBIT reconciled to net earnings were as follows:

	Three-Months Ended June 30,		Nine-Months Ended June 30,
	2021	2020	2021	2020
Net earnings (U.S. GAAP)	$48,861	$38,465	$158,744	$183,156
Income tax expense	9,837	6,551	26,025	30,607
Interest expense	8,397	8,737	25,552	26,502
Interest income	(308)	(377)	(1,086)	(1,340)
EBIT (Non-U.S. GAAP)	66,787	53,376	209,235	238,925
Non-U.S. GAAP adjustments:
Gain on sale of Duarte facility	—	—	—	(13,522)
Impairment from assets sold	—	—	—	37,902
Merger and divestiture transaction costs	—	1,732	—	18,654
Restructuring charges related to COVID-19	—	19,040	—	19,040
Loss on sale of disposal group	—	2,540	—	2,540
Acceleration of stock options	—	2,376	—	2,376
Net gain on cross-currency interest rate swap	—	(27,481)	—	(27,481)
Total non-U.S. GAAP adjustments	—	(1,793)	—	39,509
Adjusted EBIT (Non-U.S. GAAP)	$66,787	$51,583	$209,235	$278,434

EBITDA and adjusted EBITDA reconciled to net earnings were as follows:

	Three-Months Ended June 30,		Nine-Months Ended June 30,
	2021	2020	2021	2020
Net earnings (U.S. GAAP)	$48,861	$38,465	$158,744	$183,156
Income tax expense	9,837	6,551	26,025	30,607
Interest expense	8,397	8,737	25,552	26,502
Interest income	(308)	(377)	(1,086)	(1,340)
Amortization of intangible assets	10,526	9,728	31,555	29,481
Depreciation expense	21,717	22,378	66,244	68,101
EBITDA (Non-U.S. GAAP)	99,030	85,482	307,034	336,507
Non-U.S. GAAP adjustments:
Gain on sale of Duarte facility	—	—	—	(13,522)
Impairment from assets sold	—	—	—	37,902
Merger and divestiture transaction costs	—	1,732	—	18,654
Restructuring charges related to COVID-19	—	19,040	—	19,040
Loss on sale of disposal group	—	2,540	—	2,540
Acceleration of stock options	—	2,376	—	2,376
Net gain on cross-currency interest rate swap	—	(27,481)	—	(27,481)
Total non-U.S. GAAP adjustments	—	(1,793)	—	39,509
Adjusted EBITDA (Non-U.S. GAAP)	$99,030	$83,689	$307,034	$376,016

The use of these non-U.S. GAAP financial measures is not intended to be considered in isolation of, or as a substitute for, the financial information prepared and presented in accordance with U.S. GAAP.  As adjusted net earnings, adjusted net earnings per share, adjusted effective tax rate, Industrial segment earnings excluding the disposal group, EBIT, adjusted EBIT, EBITDA, and adjusted EBITDA exclude certain financial information compared with net earnings, the most comparable U.S. GAAP financial measure, users of this financial information should consider the information that is excluded.  Our calculations of adjusted net earnings, adjusted net earnings per share, Industrial segment earnings excluding the disposal group, EBIT, adjusted EBIT, EBITDA, and adjusted EBITDA may differ from similarly titled measures used by other companies, limiting their usefulness as comparative measures.

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

Free cash flow and adjusted free cash flow reconciled to net cash provided by operating activities were as follows:

	Nine-Months Ended June 30,
	2021	2020
Net cash provided by operating activities (U.S. GAAP)	$317,915	$212,416
Payments for property, plant and equipment	(21,347)	(39,072)
Free cash flow (Non-U.S. GAAP)	296,568	173,344
Cash proceeds from the sale of the Duarte facility	—	18,767
Cash paid for merger and divestiture transaction costs	—	17,624
Cash paid for restructuring charges	—	14,052
Net cash proceeds from cross-currency interest rate swaps	—	(55,191)
Adjusted free cash flow (Non-U.S. GAAP)	$296,568	$168,596

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

Off-Balance Sheet Arrangements

As of June 30, 2021, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated by the SEC, that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues, or expenses, results of operations, liquidity, capital expenditures, or capital resources, that are material to investors.

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

Thomas A. Gendron and Robert F. Weber, Jr., evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q.  Based on their evaluations, they concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2021.

There have not been any significant changes in our internal controls over financial reporting during the quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities (In thousands, except for shares and per share amounts)	Total Number of Shares Purchased	Weighted Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares that may yet be Purchased under the Plans or Programs at Period End (1)
April 1, 2021 through April 30, 2021	23	$125.01	—	$471,754
May 1, 2021 through May 31, 2021 (2)	23	127.18	—	471,754
June 1, 2021 through June 30, 2021 (2)	24	122.88	—	471,754

(1)

In November 2019, the Board approved a stock repurchase program for the repurchase of up to $500,000 of Woodward’s outstanding shares of common stock on the open market or in privately negotiated transactions over a three-year period that will end in November 2022.

(2)

Under a trust established for the purposes of administering the Woodward Executive Benefit Plan, 23 shares of common stock were acquired in April 2021, 23 shares of common stock were acquired in May 2021, and 24 shares of common stock were acquired in June 2021 on the open market related to the deferral of compensation by certain eligible members of Woodward’s management who irrevocably elected to invest some or all of their deferred compensation in Woodward common stock.  In addition, 244 shares of common stock were acquired in May 2021 on the open market related to the reinvestment of dividends for shares of treasury stock held for deferred compensation.  Shares owned by the trust, which is a separate legal entity, are included in "Treasury stock held for deferred compensation" in the Condensed Consolidated Balance Sheets.

Item 6.	Exhibits

Exhibits filed as part of this Report are listed in the Exhibit Index.

WOODWARD, INC.

EXHIBIT INDEX

	Exhibit Number	Description
*	31.1	Rule 13a-14(a)/15d-14(a) certification of Thomas A. Gendron
*	31.2	Rule 13a-14(a)/15d-14(a) certification of Robert F. Weber, Jr.
*	32.1	Section 1350 certifications
*	101

The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Earnings, (iii) Condensed Consolidated Statements of Comprehensive Earnings, (iv) Condensed Consolidated Statements of Cash Flows, (v) Condensed Consolidated Statements of Stockholders’ Equity, and (vi) Notes to Condensed Consolidated Financial Statements.

*	104	Cover page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed as an exhibit to this Report

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WOODWARD, INC.
Date: August 3, 2021	/s/ Thomas A. Gendron
Thomas A. Gendron
Chairman of the Board, Chief Executive Officer, and President (on behalf of the registrant and as the registrant’s Principal Executive Officer)

Date: August 3, 2021	/s/ Robert F. Weber, Jr.
Robert F. Weber, Jr.
Vice Chairman and Chief Financial Officer (on behalf of the registrant and as the registrant’s Principal Financial and Accounting Officer)