Form 10-K
period 2021-09-30
Woodward, Inc.
filed 2021-11-19
CIK 108312

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2021

or

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

Aggregate market value of registrant’s common stock held by non-affiliates of the registrant, based upon the closing price of a share of the registrant’s common stock on March 31, 2021 as reported on The NASDAQ Global Select Market on that date:  $5,345,433,011.  For purposes of this calculation, shares of common stock held by (i) persons holding more than 5% of the outstanding shares of stock, (ii) officers and directors of the registrant, and (iii) the Woodward Governor Company Profit Sharing Trust, Woodward Governor Company Deferred Shares Trust, or the Woodward Charitable Trust, as of March 31, 2021, are excluded in that such persons may be deemed to be affiliates.  This determination is not necessarily conclusive of affiliate status.

As of November 17, 2021, 63,069,870 shares of the registrant’s common stock with a par value of $0.001455 per share were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of our proxy statement for the Annual Meeting of Stockholders to be held virtually on January 22, 2022, are incorporated by reference into Parts II and III of this Form 10-K, to the extent indicated.

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

All these forward-looking statements are only predictions and are subject to risks, uncertainties, and assumptions that are difficult to predict and are subject to a number of factors and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements.  Factors that could cause actual results and the timing of certain events to differ materially from the forward-looking statements include the factors described in Item 1A, Risk Factors.  We undertake no obligation to revise or update any forward-looking statements for any reason, except as required by applicable law.

Unless we have indicated otherwise or the context otherwise requires, references in this Form 10-K to “Woodward,” “the Company,” “we,” “us,” and “our” refer to Woodward, Inc. and its consolidated subsidiaries.

Except where we have otherwise indicated or the context otherwise requires, amounts presented in this Form 10-K are in thousands, except per share amounts.

Item 1.	Business

General

We are an independent designer, manufacturer, and service provider of control solutions for the aerospace and industrial markets.  Our innovative fluid energy, combustion control, electrical energy, and motion control systems help customers offer cleaner, more reliable, and more efficient equipment.  Our customers include leading original equipment manufacturers and end users of their products.  We have production and assembly facilities primarily in the United States, Europe and Asia, and promote our products and services through our worldwide locations.

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

Markets and Principal Lines of Business

We serve the aerospace and industrial markets through our two reportable segments – Aerospace and Industrial.  Our customers require technological solutions to meet their needs for performance, efficiency, and reliability, and reduce cost of operation.

Within the aerospace market, we provide systems, components and solutions for both commercial and defense applications.  Our aerospace systems and components optimize the performance of fixed wing and rotorcraft platforms in commercial, business and military aircraft, missiles and weapons, ground vehicles and other equipment.  Our key focus areas within this market are propulsion and combustion control solutions for turbine powered aircraft; and fluid and motion control solutions for critical aerospace and defense applications.

Within the industrial market, our key focus areas are applications and control solutions for machines that produce electricity utilizing conventional or alternative energy resources; and fluid, motion, and combustion control solutions for complex oil and gas, industrial, power generation and transportation applications.

Products, Services and Applications

Aerospace

Our Aerospace segment designs, manufactures, and services systems and products for the management of fuel, air, and combustion and motion control.  These products include fuel pumps, metering units, actuators, air valves, specialty valves, fuel nozzles, and thrust reverser actuation systems for turbine engines and nacelles, as well as flight deck controls, actuators, servocontrols, motors and sensors for aircraft.  These products are used on commercial and private aircraft and rotorcraft, as well as on military fixed-wing aircraft and rotorcraft, guided weapons, and other defense systems.

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

Industrial

Our Industrial segment designs, produces, and services systems and products for the management of fuel, air, fluids, gases, motion, combustion and electricity.  These products include actuators, valves, pumps, fuel injection systems, solenoids, ignition systems, speed controls, electronics and software, and sensors.  Our products are used on industrial gas turbines (including heavy frame, aeroderivative and small industrial gas turbines), steam turbines, compressors, and reciprocating engines (including low speed, medium speed and high-speed engines, that operate on various fuels, including natural gas, diesel, heavy fuel oil and dual-fuel).  The equipment on which our products are found is used to generate power; to extract and distribute fossil fuels; in the mining of other commodities; and to convert fuel to work in transportation and freight (both marine and locomotives), mobile, and industrial equipment applications.

Revenues from our Industrial segment are generated primarily by sales to OEMs and by providing aftermarket products and other related services to our OEM customers.  Our Industrial segment also sells products through an independent network of distributors and, in some cases, directly to end users.

Customers

Sales to our five largest customers represented approximately 45% of our consolidated net sales for the fiscal years ended September 30, 2021 and September 30, 2020.

Sales to our largest customer in fiscal year ended September 30, 2021, The Boeing Company, accounted for approximately 13% of our consolidated net sales, and 14% in the fiscal year ended September 30, 2020.  Accounts receivable from The Boeing Company represented approximately 14% of accounts receivable at September 30, 2021 and 13% at September 30, 2020.  Sales to our second largest customer, General Electric Company, accounted for approximately 11% of our consolidated net sales in the fiscal years ended September 30, 2021 and September 30, 2020.  Accounts receivable from General Electric Company totaled approximately 10% of accounts receivable at September 30, 2021, and 9% at September 30, 2020.  We believe The Boeing Company, General Electric Company, and our other significant customers are creditworthy and will be able to satisfy their credit obligations to us.

The following customers account for approximately 10% or more of net sales to each of our reportable segments for the fiscal years ended September 30, 2021 and September 30, 2020.

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

Some of our customers are affiliated with our competitors through ownership or joint venture agreements.  For example, Pratt & Whitney, one of our customers, is affiliated with Raytheon Technologies, one of our competitors.  Similarly, GE Aviation has a joint venture with Parker Hannifin for the supply of fuel nozzles.  We also have partnered with our customers in the past, such as our strategic joint venture (“JV”) with one of our largest customers, General Electric Company (“GE”), acting through its GE Aviation business unit.

We believe our products offer high levels of field reliability, which provides end users with an advantage in life-cycle cost.  We address competition in aftermarket service through responsiveness to our customers’ needs, providing short turnaround times, greater performance such as longer time between repairs, and maintaining a global presence. We also compete in part by establishing relationships with our customers’ engineering organizations, and by offering innovative technical and commercial solutions to meet their market requirements.  Our ability to design, develop and test an integrated system with a customer is a competitive differentiator, offering the customer savings in both resources and time.

Industrial

Industrial operates in the global markets for industrial turbines and reciprocating engines, which are used in power generation systems, transportation, and oil and gas markets.  Many of these markets are subject to regulatory product and performance certifications to meet emissions and safety requirements, which form a basis for competition as well as a barrier to entry.

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

For additional information about our markets and trends in our markets, please see Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Sales made directly to U.S. Government agencies and entities, or indirectly through third party manufacturers utilizing Woodward parts and subassemblies, collectively represented 29% of our sales for fiscal year 2021 and 28% of our sales for fiscal year 2020.

Seasonality

We believe our sales, in total or in either reportable segment, are not subject to significant seasonal variation.  However, our sales have generally been lower in the first quarter of our fiscal year as compared to the immediately preceding quarter due to fewer working days resulting from the observance of various holidays and scheduled plant shutdowns for annual maintenance.

Sales Order Backlog

Beginning in fiscal year 2019, for each of our reportable segments, we have elected to quantify backlog in a manner consistent with the definition of remaining performance obligations.  Our remaining performance obligations by segment, excluding material rights, as of October 31, 2021 and 2020 is shown in the table below.

	October 31, 2021	October 31, 2021 Percent Expected to be satisfied by September 30, 2022	October 31, 2020
Aerospace	$1,009,101	79%	$1,160,486
Industrial	261,074	97	209,302
	$1,270,175	83%	$1,369,788

Our remaining performance obligations relate to the aggregate amount of the total contract transaction price of firm orders for which the performance obligation has not yet been recognized in revenue.

Manufacturing

We operate manufacturing and assembly plants primarily in the United States, Europe and Asia.  Our products consist of mechanical, electronic and electromechanical systems and components.

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

Research and Development

We finance our research and development activities primarily with our own funds.  Our research and development costs include basic research, applied research, component and systems development, and concept formulation studies.

We collaborate closely with our customers as they develop their technology plans, which leads to new product concepts.  We believe this collaboration allows us to develop technology, new systems, and products that are aligned with our customers’ needs and future performance, which increases the likelihood that our systems and components will be selected for inclusion in the platforms developed by our customers.  Further, we believe our close collaboration with our customers during preliminary design stages allows us to provide products that deliver the component and system performance necessary to bring greater value to our customers.  This preliminary work may include opportunities to test new products in order to validate concepts and demonstrate performance in challenging environments.  We strive to stay ahead of the competition through our modeling, prototyping, and state of the art test capabilities.

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

We developed the fuel system, air management system, and actuation hardware for CFM International’s LEAP engine program.  We also developed the actuation system, combustion system and oil system components for Pratt & Whitney’s Geared Turbo Fan (“GTF” or “PurePower”) engine program.  These programs target applications in the single aisle and regional aircraft markets with entry into service in the 2016 to 2022 timeframe.  Both the LEAP engine and the PurePower engine have been selected by Airbus as options to power its A320neo aircraft.  In addition, the LEAP engine was selected by Boeing exclusively for its 737 MAX aircraft.

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

Human Capital

We consider our employees (whom we call “members”) to be the most valuable resource for current and future success and we seek to provide a work environment that fosters growth, encourages self-development, and provides meaningful work.  We make significant investments in training and professional development, and provide competitive pay, benefits, and other incentives.  Notable programs we offer to our full-time members include:

•	employer sponsored health insurance;
•	employer 401(k) matching contributions;
•	annual Woodward stock contributions for U.S. members;
•	a tuition assistance program;
•	training and professional development courses through our Woodward University curriculum; and
•	other values-based and technical development training

In addition to our comprehensive investment in our members’ success, we strive to maintain an inclusive environment that values and leverages the uniqueness of each member to the benefit of all our stakeholders.  We view the combination of diverse perspectives and backgrounds as a powerful force for innovation.  To promote diversity and our core principles, we emphasize dignity, value, and equality of all members, regardless of race, color, religion, age, gender or sexual orientation, through our actions and the workplace training programs we provide.  We continually strive to harness the diversity of our global workforce by cultivating a climate that permits all our members to bring their authentic selves to work.

The health and safety of our members is also a top priority.  We have implemented appropriate procedures and precautions to ensure the continued safety and well-being of members is a dedicated concern.  We not only strive to comply with all federal and local workplace laws and regulations where we do business, but continue to look for ways to exceed compliance standards by utilizing continuous improvement discipline to proactively eliminate risks to our members.

The global economic effects associated with the COVID-19 pandemic have been unprecedented in their scope and depth. We have been and will continue to be following recommendations of the U.S. Center for Disease Control and other applicable agencies to maximize the safety and well-being of our members. We have implemented measures to mitigate exposure risks and support operations.  Throughout this crisis, our unwavering focus has been on keeping our workplace as safe as possible, while ensuring we stabilize our business and position ourselves well for the future.

As of October 31, 2021, we employed approximately 7,200 full-time members of which approximately 2,000 were located outside of the United States, with the majority of such members located in Germany, Poland and China.  Approximately 56% of our full-time members support our Aerospace segment and 38% support our Industrial segment, while we have 6% of our full-time workforce included in our Corporate support function.  We believe that our relationships with our members are good.

Approximately 15% of our total full-time workforce were union members as of October 31, 2021, all of whom work for our Aerospace segment and are located in the United States.  The collective bargaining agreements with our union members are generally renewed through contract renegotiation near the contract expiration dates.  The MPC Employees Representative Union contract, which covered 567 members as of October 31, 2021, expired October 1, 2021, and is currently under negotiations for extension. The Local Lodge 727-N International Association of Machinists and Aerospace Workers agreement, which covers 452 members as of October 31, 2021, expires April 23, 2024.  We believe that our relationships with our union members and the representative unions are good.

Almost all of our other members in the United States were at-will members as of October 31, 2021, and therefore, not subject to any type of employment contract or agreement.  Our executive officers each have change-in-control agreements which have been filed with the SEC.

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

As of September 30, 2021, our Consolidated Balance Sheets includes $559,289 of net intangible assets.  This value represents the carrying values, net of amortization, of certain assets acquired in various business acquisitions and does not purport to represent the fair value of our acquired intellectual property as of September 30, 2021.

Environmental Matters and Climate Change

The Company is regulated by federal, state and international environmental laws governing our use, transport and disposal of substances and control of emissions.  Compliance with these existing laws has not had a material impact on our capital expenditures, earnings or global competitive position.

We use hazardous materials and/or regulated materials in our manufacturing operations.  We also own, operate, have acquired, and may in the future acquire facilities that were formerly owned and operated by others that used such materials.  We believe the risk that a significant release of regulated materials has occurred in the past or will occur in the future cannot be completely eliminated or prevented.  From time to time, we engage in environmental remediation activities, generally in coordination with other companies, pursuant to federal and state laws.  In addition, we may be exposed to other environmental costs including participation in superfund sites or other similar jurisdictional initiatives.  When it is reasonably probable that we will incur remediation costs at a site, and those costs can be reasonably estimated, we accrue a liability for such future costs with a related charge against our earnings.  In formulating that estimate and recognizing those costs, we do not consider amounts expected to be recovered from insurance companies, or others, until such recovery is assured.  Currently, we have no sites undergoing remediation.

Our manufacturing facilities generally do not produce volumes or quantities of byproducts, including greenhouse gases, that would be considered hazardous waste or otherwise harmful to the environment.  We do not expect legislation currently pending or expected in the next several years to have a significant negative impact on our operations in any of our segments.

Domestic and foreign legislative initiatives on emissions control, renewable energy, and climate change tend to favorably impact the sale of our energy control products.  For example, our Industrial segment produces energy control products that help our customers maximize engine efficiency and minimize wasteful emissions, including greenhouse gases.

Available Information

Through a link on the Investor Information section of our website, www.woodward.com, we make available, free of charge, the following filings as soon as reasonably practicable after they are electronically filed or furnished to the SEC: our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, Proxy Statements on Schedule 14A, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as well as Section 16 reports of our officers and directors.  The Securities and Exchange Commission (the “SEC”) also maintains a website that contains our SEC filings.  The address of the site is www.sec.gov.  We provide notifications of news or announcements regarding our financial performance, including SEC filings, investor events, press and earnings releases as part of our investor relations website.  We have used, and intend to continue to use, our investor relations website, as well as the following as of the date of this filing, as means of disclosing material non-public information and for complying with the disclosure obligations under Regulation FD:

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

The following summarizes important factors that could individually, or together with one or more other factors, affect our business, results of operations, financial condition, and/or cash flows:

COVID-19 Pandemic Risks

The global COVID-19 pandemic (COVID-19) has led to significant volatility in virtually all product, service and economic markets, including financial markets, commodities (including oil and gas) and other industries (including the aviation industry), thereby impacting our business, financial results and the achievement of our strategic objectives.  The extent to which the pandemic and measures taken in response to the pandemic could materially and adversely impact our business, financial condition, liquidity, capital and results of operations will depend on future developments, which are highly uncertain and are difficult to predict.

Global health concerns pertaining to COVID-19 and related government actions taken to reduce the spread of the virus have impacted the economic environment, significantly increased economic uncertainty and reduced economic activity.  The pandemic has also caused governmental authorities to implement numerous measures to try to contain the virus, including ongoing travel bans and restrictions, quarantines, and business limitations and shutdowns. These measures have negatively impacted and may further negatively impact consumer and business ordering and payment patterns.

COVID-19 has adversely impacted, and will continue to adversely impact, our business, operations, financial condition, capital and results of operations. The extent of these impacts depends on future developments, which are highly uncertain and difficult to predict, including, but not limited to, (i) the duration and magnitude of the pandemic, (ii) the actions taken to contain the virus or treat its impact, (iii) the effectiveness of economic stimulus measures, and (iv) the extent to which economic and operating conditions and consumer and business spending can return to their pre-pandemic levels.

The spread of COVID-19 has caused us to modify our business practices and operations, and to align our business with the unfavorable economic conditions, including enhancing our operations management teams and global supply chain to ensure the Company is efficiently utilizing inventory on hand, as well as increasing our internal processing capabilities.  We may take further actions as required by government authorities or that we otherwise determine are in the best interests of our customers, employees and business partners.  Moreover, we expect that the effects of the COVID-19 pandemic will heighten many of the other risks described herein.

Industry Risks

We operate in highly competitive industries and, if we are unable to compete effectively in one or more of our markets, our business, financial condition and results of operations will be adversely affected.

We face intense competition from a number of established competitors in the United States and abroad, some of which are larger in size or are divisions of large, diversified companies with substantially greater financial resources. In addition, global competition continues to increase. Changes in competitive conditions, including the availability of new technologies, products and services, the introduction of new channels of distribution, changes in OEM and aftermarket pricing, and further consolidation of companies in our industries, could impact our relationships with our customers and may adversely affect future sales and margins, which could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

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

A significant portion of our revenue is concentrated among a relatively small number of customers, which makes our business more vulnerable to fluctuations in sales to these customers and changes in their financial condition.

A significant portion of our revenue is concentrated among a relatively small number of customers. We have fewer customers than many companies with similar sales volumes. For the fiscal year ended September 30, 2021, sales to our largest 5 customers represented approximately 45% of our consolidated net sales and approximately 39% of our accounts receivable. If any of our significant customers were to change suppliers, in-source production, institute significant restructuring or cost-cutting measures, or experience financial distress, these significant customers may substantially reduce, or otherwise be unable to pay for, purchases from us. Accordingly, our consolidated net sales could decrease significantly, or we may experience difficulty collecting, or be unable to collect, amounts due and payable, which could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

In October 2018 and March 2019, two commercial aircraft accidents led to the grounding by the Federal Aviation Administration (“FAA”) and other regulators of the Boeing 737 MAX aircraft, on which we have significant content. The grounding of the Boeing 737 MAX aircraft by the FAA and other regulators, which started in March of 2019 and continued through November 2020, caused deliveries of that aircraft to be zero in fiscal year 2020. As the aircraft return to service progresses, which includes the pending recertification of the aircraft in various international jurisdictions, we anticipate a large majority of the deliveries missed in fiscal years 2019, 2020, and 2021 will be fulfilled in future periods, although at a slower rate than previously estimated. Although we anticipate a slow recovery of the OEM and a slightly better recovery of the initial provisioning sales as the aircraft’s return to service progresses, the previous grounding of the Boeing 737 MAX could further decrease our OEM and initial provisioning sales for the 737 MAX and CFM LEAP engines in the near term, which could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

The long sales cycle, customer evaluation process, and implementation period of our products and services may increase the costs of obtaining orders and reduce the predictability of sales cycles and our inventory requirements.

Our products and services are technologically complex and require significant capital commitments.  Prospective customers generally must commit significant resources to test and evaluate our products and to install and integrate them into larger systems.   Accordingly, customers often require a significant number of product presentations and demonstrations before reaching a sufficient level of confidence in the product’s performance and compatibility.  In addition, orders expected in one quarter may shift to another quarter or be cancelled with little advance notice as a result of customers’ budgetary constraints, internal acceptance reviews, and other factors affecting the timing of customers’ purchase decisions. The difficulty in forecasting demand increases the challenge in anticipating sales cycles and our inventory requirements, which may cause us to over-produce finished goods and could result in inventory write-offs, or could cause us to under-produce finished goods.  Any such over-production or under-production could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

Our participation in a strategic joint venture with GE may make it more difficult to secure long-term sales in certain aerospace markets.

In January 2016, Woodward and General Electric Company (“GE”), acting through its GE Aviation business unit, consummated the formation of a strategic joint venture between Woodward and GE (the “JV”).  The JV agreement does not restrict Woodward from entering into any market; however, consolidation in the aircraft engine market is increasingly prevalent, resulting in fewer engine manufacturers, and thus it may become more difficult for Woodward to secure new business with GE competitors on similar product applications both within and outside the specific JV market space.  Additionally, if GE fails to win new content in the market space covered by the JV, Woodward may be prevented from expanding content on future commercial aircraft engines in those markets.

General Commercial, Financial, and Regulatory Risks

Suppliers may be unable to provide us with materials of sufficient quality or quantity to meet our production needs at favorable prices or at all which may adversely affect our revenue and margins.

We are dependent upon suppliers for parts and raw materials used in the manufacture of products that we sell to our customers, and our raw material costs are subject to commodity market fluctuations. We may experience a shortage of parts or raw materials for various reasons, such as the loss of a significant supplier, high overall demand creating shortages in parts and supplies we use, financial distress, work stoppages, natural disasters, fluctuations in commodity prices, the imposition of tariffs or other duties, or production or distribution difficulties that may affect one or more of our suppliers. In some instances, we depend upon a single source of supply, manufacturing, or logistics support or participate in commodity markets that may be subject to allocations of limited supplies by suppliers. If one or more of our suppliers experiences financial difficulties, delivery delays or other performance problems, we may be unable to meet commitments to our customers or incur additional costs. Our customers rely on us to provide on-time delivery and have certain rights if our delivery standards are not maintained. A significant increase in our supply costs, including for raw materials that are subject to commodity price fluctuations and/or the imposition of tariffs, or a protracted interruption of supplies for any reason, could result in the delay of one or more of our customer contracts, increase our costs, result in lost revenue or could damage our reputation and relationships with customers. In addition, quality and sourcing issues that our suppliers may experience can also adversely affect the quality and effectiveness of our products and services and may result in liability or reputational harm to us. Any of these events could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

Our profitability may suffer if we are unable to manage our expenses in connection with sales increases, sales decreases, or if we experience change in product mix.

Some of our expenses are relatively fixed in relation to changes in sales volume and are difficult to adjust in the short term. Expenses driven by business activity other than sales level and other long-term expenditures, such as fixed manufacturing costs, capital expenditures and research and development expenses may be difficult to reduce in a timely manner in response to a reduction in sales.  In periods of rapid sales increases it may be difficult to quickly increase our production of finished goods because of our long manufacturing lead times.  If a sudden, unanticipated need for raw materials, components and labor arises, we could experience difficulties in sourcing these items at a favorable cost, in sufficient quantities or at all. These factors could result in delays in fulfilling customer sales contracts, lost revenue, damage to our reputation and relationships with our customers, and an inability to meet market demand, which in turn could prevent us from taking advantage of business opportunities or responding to competitive pressures and could result in an increase in costs leading to a decrease in net earnings or even net losses. In addition, we sell products that have varying profit margins, and fluctuations in the mix of sales of our various products may affect our overall profitability.

Reductions, delays or changes in U.S. Government spending could adversely affect our business.

Sales made directly to U.S. Government agencies and entities, or indirectly through third party manufacturers, such as tier-one prime contractors, utilizing Woodward parts and subassemblies, accounted for approximately 29% of total sales in fiscal year 2021 and 28% in fiscal year 2020.

The U.S. Government participates in a wide variety of operations, including homeland defense, counterinsurgency, counterterrorism, and other defense-related operations that employ our products and services.  U.S. defense spending has historically been cyclical in nature and is subject to periodic congressional authorization and appropriation actions.  The level of U.S. defense spending may be impacted by numerous factors outside of our control such as changes in the perceived threat environment, U.S. foreign policy, changes in security, defense, and intelligence priorities, shifts in domestic and international spending and tax policy, budget deficits and competing budget priorities, and the overall economic and political environment.

Defense budgets tend to rise when perceived threats to national security increase the level of concern over the country’s safety, but we can provide no assurance that an increase in defense spending will be allocated to programs that would benefit our business.  Decreases in U.S. Government defense spending, changes in the spending allocation, phase-outs or terminations of certain aerospace and defense programs on which we have content could have a material adverse effect on our sales unless they are offset by other aerospace and defense programs and opportunities.  If the priorities of the U.S. Government change and/or defense spending is reduced, this may adversely affect our business, financial condition, results of operations, and cash flows.

Our business may be adversely affected by risks unique to government contracting.

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

As of September 30, 2021, our total debt was $734,850, including $550,000 in unsecured notes denominated in U.S. dollars issued in private placements and $185,503 of unsecured notes denominated in Euros issued in private placements.  We are obligated to make interest and scheduled principal payments under the agreements governing our long-term debt, which requires us to dedicate a portion of our cash flow from operations to payments on our indebtedness, and which may reduce the availability of our cash flow for other purposes, including business development efforts and mergers and acquisitions.  These debt obligations could make us more vulnerable to general adverse economic and industry conditions and could limit our flexibility in planning for, or reacting to, changes in our business and the industries in which we operate, thereby placing us at a disadvantage to our competitors that have less indebtedness. Further, we may require additional capital to repay our debt obligations when they mature, and such capital may not be available on terms acceptable to us or at all.

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

These financial covenants place certain restrictions on our business that may affect our ability to execute our business strategy successfully or take other actions that we believe would be in the best interests of our Company.  These covenants include limitations or restrictions, among other things, on our ability and the ability of our subsidiaries to:

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

These agreements contain certain customary events of default, including certain cross-default provisions related to other outstanding debt arrangements.  Any breach of the covenants under these agreements or other event of default could cause a default under these agreements and/or a cross-default under our other debt arrangements, which could restrict our ability to borrow under our revolving credit facility.  If there were an event of default under certain provisions of our debt arrangements that was not cured or waived, the holders of the defaulted debt may be able to cause all amounts outstanding with respect to the debt instrument, plus any required settlement costs, to be due and payable immediately.  Our assets and available cash balances may not be sufficient to fully repay borrowings under our outstanding debt instruments if accelerated upon an event of default.  If we are unable to repay, refinance, or restructure our indebtedness as required, or amend the covenants contained in these agreements, the lenders or note holders may be entitled to obtain a lien or institute foreclosure proceedings against our assets.  Any of these events could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

Additional tax expense or additional tax exposures could impact our future profitability.

We are subject to income taxes in both the United States and jurisdictions outside of the United States.  Our tax liabilities are dependent upon the distribution mix of operating income among these different jurisdictions.  Our tax expense includes estimates of additional tax that may be incurred and reflects various estimates, projections, and assumptions that could impact the valuation of our deferred tax assets and liabilities.  Our future operating results could be adversely affected by changes in the effective tax rate, which could be caused by, among other things:

•	changes in the mix of earnings in countries with differing statutory tax rates;
•	changes in our overall profitability;
•	changes in rules or interpretations of existing tax laws;
•	changes in U.S. federal tax legislation and tax rates;
•	changes in state or non-U.S. government tax legislation and tax rates;
•	changes in tax incentives;
•	changes in U.S. GAAP;
•	changes in the projected realization of deferred tax assets and liabilities;
•	changes in management’s assessment of the amount of earnings indefinitely reinvested offshore;
•	changes in management’s intentions regarding the amount of earnings reinvested offshore; and
•	the results of audits and examinations of previously filed tax returns and continuing assessments of our tax exposures.

We derive a significant amount of revenue and obtain components from outside of the United States; accordingly, we are subject to the risks inherent in doing business in other countries.

In fiscal year 2021, approximately 43% of our total sales were made to customers in jurisdictions outside of the United States (including products manufactured in the United States and sold outside the United States as well as products manufactured in international locations). We also purchase raw materials and components from suppliers outside the United States.  Accordingly, our business and results of operations are subject to risks associated with doing business internationally, including:

•	transportation delays and interruptions;
•	political, social and economic instability and disruptions;
•	acts of terrorism or war;
•	the imposition of taxes, import and export controls, duties and tariffs, embargoes, sanctions and other trade restrictions;
•	fluctuations in currency exchange rates;
•	changes in regulatory environments;
•	cost of compliance with increasingly complex and often conflicting regulations governing various matters worldwide;
•	cost of labor, labor shortages and other changes in labor conditions;
•	the potential for nationalization of enterprises;
•	potential limitations on the Company’s ability to enforce legal rights and remedies, including protection of intellectual property;
•	difficulty of enforcing agreements and collecting receivables through some foreign legal systems;
•	potentially adverse tax consequences, including limitations on repatriations of earnings; and
•	difficulties in implementing restructuring actions on a timely basis.

The implementation of tariffs (such as those implemented by the United States and China in recent years) could increase the cost of certain commodities and/or limit their supply. Over the longer term, tariffs could significantly increase our costs and our ability to pass such increased costs along to our customers may be limited, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

We are subject to and must comply with U.S. laws restricting or otherwise prohibiting companies from doing business in certain countries, including those on exports imposed under the U.S. Export Control Laws and Sanctions Programs.  These laws and regulations change from time to time and may restrict sales to other countries or parties.

We are subject to the U.S. Foreign Corrupt Practices Act (“FCPA”) and similar anti-bribery and anti-corruption laws and regulations in other jurisdictions generally prohibit companies and their intermediaries from making improper payments to government officials for the purpose of obtaining or retaining business or securing an improper business advantage.  We operate in many parts of the world and sell to industries that have experienced corruption to some degree.  If we are found to be liable for FCPA or other similar anti-bribery law or regulatory violations, we could be subject to civil and criminal penalties or other sanctions that could have a material adverse impact on our business, financial condition, results of operations and cash flows.

Also, a material disruption to the financial institutions with whom we transact business could have a material adverse effect on our international operations or on our business, financial condition, results of operations, and cash flows.

Changes in the estimates of fair value of reporting units or of long-lived assets, particularly goodwill, may result in future impairment charges, which could have a material adverse effect on our business, financial condition, and results of operation.

Over time, the fair values of long-lived assets change. At September 30, 2021, we had $805,333 of goodwill, representing 20% of our total assets.  We test goodwill for impairment at the reporting unit level on at least an annual basis or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Future goodwill impairment charges may occur if estimates of fair values decrease, which would reduce future earnings. Future asset impairment charges may occur if asset utilization declines, if customer demand decreases, or for a number of other reasons, which would reduce future earnings. Any such impairment charges could have a material adverse effect on our business, financial condition and results of operations.

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

Due to the specialized nature of our business, competition for technical personnel is intense and our future performance is highly dependent on our ability to hire, train, assimilate, and retain a qualified workforce.  Additionally, it is important we hire and retain personnel with relevant experience in local laws, regulations, customs, traditions and business practices to support our international operations.  There is no assurance that we will continue to be successful in recruiting qualified employees in the future.  Further, approximately 15% of our workforce in the United States is unionized, and certain of our operations in the United States and internationally involve different employee/employer relationships and the existence of works’ councils.  We periodically need to renegotiate our collective bargaining agreements, and any failure to negotiate new agreements or extensions in a timely manner could result in work stoppages or slowdowns.  Any significant increases in labor costs, deterioration of employee relations, including any conflicts with works’ councils or unions, or slowdowns or work stoppages at any of our locations, whether due to employee turnover, changes in availability of qualified technical personnel, or otherwise, could have a material adverse effect on our business, our relationships with customers, and our financial condition, results of operations, and cash flows.

Our operations and suppliers may be subject to physical and other risks that could disrupt our operations.

Our operations and sources of supply could be disrupted by unforeseen events, including fires, tornadoes, tsunamis, hurricanes, earthquakes, floods and other forms of severe weather in countries in which we operate or in which our suppliers are located, any of which could adversely affect our operations and financial performance. Natural disasters, public health concerns, war, political unrest, terrorist activity, equipment failures, power outages, or other unforeseen events could result in physical damage to or other disruption of, and complete or partial closure of, one or more of our manufacturing facilities, or could cause temporary or long-term disruption in the supply of component products from some local and international suppliers, disruption in the transport of our products and significant delays in the shipment of products and the provision of services, which could in turn cause the loss of sales and customers. Existing insurance arrangements may not provide protection for all the costs that may arise from such events. Accordingly, disruption of our operations or the operations of a significant supplier could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

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

Additionally, our current or future technologies may, regardless of our intent, infringe upon the patents or violate other proprietary rights of third parties.  In the event of such infringement or violation, we may face expensive litigation or indemnification obligations and may be prevented from selling existing products and pursuing product development or commercialization.  If we are unable to sufficiently protect our patent and other proprietary rights or if we infringe on the patent or proprietary rights of others, our business, financial condition, results of operations, and cash flows could be materially adversely affected.

Amounts accrued for contingencies may be inadequate to cover the amount of loss when the matters are ultimately resolved.

We are currently involved or may become involved in legal, regulatory and other proceedings arising in the ordinary course of business. These proceedings may include, without limitation, product liability matters, intellectual property matters, contract disputes or claims, pending or threatened litigation, governmental investigations, as well as employment, tax, environmental, or other matters.  There is no certainty that the results of these matters will be favorable to the Company.  We accrue for known individual matters if we believe it is probable that the matter will result in a loss when ultimately resolved using estimates of the most likely amount of loss.  There may be additional losses that have not been accrued, or liabilities may exceed our estimates, which could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

Our business and operations may be adversely affected by cybersecurity breaches or other information technology system or network interruptions or intrusions.

We depend heavily on information technology (“IT”) and computerized systems to communicate and operate effectively. We store sensitive data including proprietary business information, intellectual property, classified information, customer information, supplier information, and confidential employee or other personal data on our servers and databases. The COVID-19 pandemic caused a shift in our business practices which required many of our employees to work remotely.  This increase in remote work presents increased security risks to our systems, networks, and data, and has resulted in an increased dependence on the security, reliability and adequacy of our IT systems.

From time to time, we have experienced cyberattacks on our IT infrastructure and systems. We may become the target of cyber-attacks by third parties seeking unauthorized access to our data or our customers’ data or to disrupt our operations or our ability to provide services. There is also a danger of loss, misuse, theft, unavailability, or unauthorized disclosure or other processing of information or assets (including source code), or damage to or other compromise of systems, components and other IT assets, including the introduction of malicious code or other vulnerabilities by people who obtain unauthorized access to our facilities, systems or information. There are many different techniques used to obtain unauthorized access to systems and data, and such techniques continue to evolve and become more sophisticated, and the adversaries are becoming more advanced, including nation states and actors sponsored by or affiliated with nation states, which target us and other defense contractors because we protect national security information, and other actors with substantial financial and technological resources.  These techniques include, but are not limited to, the use of malicious software, destructive malware, ransomware, denial of service attacks, phishing and other means of social engineering, and other means of causing system or network disruptions, obtaining unauthorized access to data or systems, or causing other cybersecurity breaches and incidents.  Additionally, system and service disruptions, and cybersecurity breaches or incidents, may result from employee or contractor error, negligence, or malfeasance. Due to the rapidly evolving threat environment and other factors, we may not be successful in defending against all such attacks.  Further, due to the evolving nature of these security threats and the national security aspects of much of the data we protect, the full impact of any future security breach or incident cannot be predicted.  We employ a number of measures, including technical security controls, employee training, comprehensive monitoring of our networks and systems, and maintenance of backup and protective systems.  However, our IT infrastructure, systems, networks, products, solutions and services remain potentially vulnerable to numerous additional known or unknown threats.  Additionally, there have been and may continue to be significant cyberattacks on, and other attempts to compromise the security of, the supply chain.  We may experience security breaches or incidents resulting from tools, services, or other third-party components and security vulnerabilities within, or introduced by, such tools, services, or components.

If any of our IT infrastructure or systems are damaged, disrupted, or experience are impacted by security breaches or incidents, whether from cybersecurity attacks or other causes, or if we suffer any security breach or incident involving unauthorized access to, misuse, acquisition, disclosure, loss, alteration, or destruction of our data or other data we maintain or otherwise process, we could experience significant operational stoppages, disruptions, delays, and/or other detrimental impacts on our operations, and may face increased costs, including increased costs of implementing new data protection and security measures, policies, and procedures, and costs associated with remediating and otherwise responding to the security breach or incident.  Any such security breach or incident or the perception that it has occurred, also may result in diminished competitive advantages through reputational damage and increased operational costs, regulatory investigations, proceedings, and orders, litigation or other demands, indemnity obligations, damages for contract breach, fines or penalties relating to actual or alleged violation of applicable laws, regulations, or contractual obligations, incentives offered to customers or other business partners in an effort to maintain business relationships, and other costs and liabilities.  Such events could result in fines, penalties, litigation or governmental investigations and proceedings, diminished competitive advantages through reputational damages and increased operational costs, any of which could have a material adverse effect on our business, financial condition, results of operations, and cash flows.  Further, any unauthorized disclosure or use or acquisition of our intellectual property and/or confidential business information could harm our competitive position, result in a loss of intellectual property protection, and otherwise reduce the value of our investment in research and development and other strategic initiatives or otherwise adversely affect our business.

Our insurance coverage may not be sufficient to compensate for all liability relating to any actual or potential disruption or other security breach or incident.  We cannot be certain that our coverage will be adequate for liabilities actually incurred, that insurance will continue to be available to us on economically reasonable terms, or at all, or that any insurer will not deny coverage as to any future claim.  The successful assertion of one or more large claims against us that exceed available insurance coverage, or the occurrence of changes in our insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, could have a material adverse effect on our business, including our financial condition, operating results, and reputation.

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

Prices for fossil fuels may increase significantly and disproportionately to other sources of fuels used for power generation, which could reduce our sales and adversely affect our business, financial condition, results of operations, and cash flows.

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

Business Risks

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

As part of our business strategy, we have pursued, and expect to pursue acquisitions of other companies and assets.  The success of these transactions depends on, among other things, our ability to integrate these businesses into our operations and realize the planned synergies.  Integration of acquired operations may take longer, or be more costly or disruptive to our business, than originally anticipated. The integration of these acquisitions may require significant attention from our management, and the diversion of management’s attention and resources could have a material adverse effect on our ability to manage our business.  We may also incur costs and divert management attention to acquisitions that are never consummated.

Difficulties in the integration of the acquired business may include consolidating the operations, processes and systems of the acquired business, retaining and motivating key management and employees, and integrating existing business relationships with suppliers and customers.  Even if integration is successful, the financial and operational results may differ materially from our assumptions and forecasts due to unforeseen expenses, delays, conditions and liabilities.  Evolving regulations such as changes in tax, trade, environmental, labor, safety, payroll or pension policies could increase the expected costs of acquisitions, and fluctuations in foreign currency exchange rates may impact the agreed upon purchase price. In addition, we may incur unanticipated costs or expenses following an acquisition, including post-closing asset impairment charges, expenses associated with eliminating duplicate facilities, and other liabilities.

Many of these factors are outside of our control and any one of them could result in increased costs, decreases in the amount of expected revenues, and diversion of management’s time and attention.  Failure to successfully implement our acquisition strategy, including successfully integrating acquired businesses, could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

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

Our restructuring activities may increase our expenses and reduce our profitability, and may not have the intended effects.

From time to time, we have implemented restructuring and other actions designed to reduce structural costs, improve operational efficiency and position the Company for long-term profitable growth. Historically, our restructuring activities have included workforce management and other restructuring charges related to acquired businesses.  Due to cost reduction measures or changes in the industries and markets in which we compete, we may decide to implement restructuring or alignment activities in the future, such as closing plants, moving production lines, or making additions, reductions or other changes to our management or workforce.  These restructuring and/or alignment activities generally result in charges and expenditures that may adversely affect our financial results for one or more periods.

Restructuring and/or alignment activities can also create unanticipated consequences, such as instability or distraction among our workforce, and we cannot be sure that any restructuring or alignment efforts that we undertake will be successful.  A variety of risks could cause us not to realize expected cost savings, including, among others, higher than expected severance costs related to staff reductions, higher than expected costs of closing plants, higher costs to hire new employees or delays or difficulty hiring the employees needed, higher than expected operating costs associated with moving production lines, delays in the anticipated timing of activities related to our cost-saving plan, and other unexpected costs associated with operating the business.

If we are unable to structure our operations in the light of evolving market conditions, it could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

Our manufacturing activities may result in future environmental costs or liabilities.

We use hazardous materials and/or regulated materials in our manufacturing operations.  We also own, operate, have acquired, and may in the future acquire facilities that were formerly owned and operated by others that used such materials.  The risk that a significant release of regulated materials has occurred in the past or will occur in the future cannot be completely eliminated or prevented.  As a result, we are subject to a substantial number of costly regulations and we must conform our operations to applicable regulatory requirements in all countries in which we operate.  To the best of our knowledge, we have been and will be at all times, in complete compliance with all environmental requirements, or that we will not incur additional material costs or liabilities in connection with these requirements.

In addition, we may be subject to other environmental remediation costs such as participation in superfund sites or other similar jurisdictional initiatives.  As a result, we may incur material costs or liabilities or be required to undertake future environmental remediation activities that could damage our reputation and have a material adverse effect on our business, financial condition, results of operations, and cash flows.

Failure of our production lines, or those of our subcontractors, to meet required certification standards could disrupt production.

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

Item 1B.	Unresolved Staff Comments

None.

Item 2	Properties

The following is a summary of our principal facilities as of September 30, 2021:

Country	Location	Plants	Owned/Leased	Segment	Location Activity and Function
United States	Fort Collins, CO	2	Owned	Aerospace & Industrial	Corporate Headquarters; Manufacturing and engineering
United States	Greenville, SC	1	Leased	Industrial	Manufacturing and engineering
United States	Loveland, CO	1	Leased	Aerospace & Industrial	Manufacturing and engineering
United States	Niles, IL	1	Owned	Aerospace	Manufacturing and engineering
United States	Rockford, IL	2	Owned	Aerospace	Manufacturing and engineering
United States	Santa Clarita, CA	1	Owned	Aerospace	Manufacturing and engineering
United States	Zeeland, MI	1	Owned	Aerospace	Manufacturing and engineering
Germany	Aken	1	Leased	Industrial	Manufacturing and engineering
Germany	Glatten	1	Owned	Industrial	Manufacturing
Poland	Krakow	1	Owned	Aerospace & Industrial	Manufacturing and engineering
Germany	Stuttgart	2	Owned/Leased	Industrial	Engineering
China	Tianjin	1	Leased	Industrial	Assembly

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

Woodward is currently involved in pending or threatened litigation or other legal proceedings, investigations, claims and/or regulatory proceedings arising in the normal course of business, including, among others, those relating to product liability claims, employment matters, worker’s compensation claims, contractual disputes, product warranty claims and alleged violations of various laws and regulations.  Woodward accrues for known individual matters using estimates of the most likely amount of loss where it believes that it is probable the matter will result in a loss when ultimately resolved and such loss is reasonably estimable.

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

Our common stock is listed on The NASDAQ Global Select Market and is traded under the symbol “WWD.”  At November 16, 2021, there were approximately 800 holders of record.

Performance Graph

The following graph compares the cumulative 10-year total return to stockholders on our common stock relative to the cumulative total returns of the S&P Midcap 400 index and the S&P Industrials index.  The graph shows total stockholder return assuming an investment of $100 (with reinvestment of all dividends) was made on September 30, 2011 in our common stock and in each of the two indexes and tracks relative performance through September 30, 2021.  We have used a period of 10 years as we believe that our stock performance should be reviewed over a period that is reflective of our long-term business cycle.

	9/11	9/12	9/13	9/14	9/15	9/16	9/17	9/18	9/19	9/20	9/21
Woodward, Inc.	$100.00	$124.98	$151.46	$177.93	$153.25	$237.24	$296.83	$311.49	$418.07	$312.74	$443.81
S&P Midcap 400	100.00	128.54	164.12	183.51	186.07	214.59	252.18	288.01	280.83	274.77	394.79
S&P Industrials	100.00	129.60	166.54	194.49	187.40	224.38	274.54	305.24	309.48	313.58	404.39

The stock price performance included in this graph is not necessarily indicative of future stock price performance

Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

(In thousands, except per share amounts)

Issuer Purchases of Equity Securities (In thousands, except for shares and per share amounts)	Total Number of Shares Purchased	Weighted Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares that may yet be Purchased under the Plans or Programs at Period End (1)
July 1, 2021 through July 31, 2021 (2)	36	$121.56	—	$486,654
August 1, 2021 through August 31, 2021 (2)	248	120.94	187	464,060
September 1, 2021 through September 30, 2021 (2)	26	113.20	217	440,794

(1)

In November 2019, our board of directors approved a stock repurchase program for the repurchase of up to $500,000 of Woodward’s outstanding shares of common stock on the open market or in privately negotiated transactions over a three-year period that will end in November 2022.

(2)

Under a trust established for the purposes of administering the Woodward Executive Benefit Plan, 36 shares of common stock were acquired in July 2021, 24 shares of common stock were acquired in August 2021, and 26 shares of common stock were acquired in September 2021 on the open market related to the deferral of compensation by certain eligible members of Woodward’s management who irrevocably elected to invest some or all of their deferred compensation in Woodward common stock.  In addition, 224 shares of common stock were acquired in August 2021 on the open market related to the reinvestment of dividends for shares of treasury stock held for deferred compensation.  Shares owned by the trust, which is a separate legal entity, are included in "Treasury stock held for deferred compensation" in the Consolidated Balance Sheets.

Item 6.	Reserved

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

Woodward enhances the global quality of life and sustainability by optimizing energy use through improved efficiency and lower emissions.  We are an independent designer, manufacturer, and service provider of control solutions for the aerospace and industrial markets.  We design, produce and service reliable, efficient, low-emission, and high-performance energy control products for diverse applications in challenging environments.  We have production and assembly facilities primarily in the United States, Europe and Asia, and promote our products and services through our worldwide locations.

Our strategic focus is providing energy control and optimization solutions for the aerospace and industrial markets.  The precise and efficient control of energy, including motion, fluid, combustion and electrical energy, is a growing requirement in the markets we serve, and we have developed and are executing on strategies to leverage the macro trends of eliminating greenhouse gases, commercializing space, and accelerating the digital age. To facilitate a cleaner, decarbonized world, we are partnering with our customers to enable their equipment to be more efficient, capable of utilizing clean burning fuels, advancing fuel cells, and the integration of renewable power in both commercial and defense operations. Our core technologies leverage well across our markets and customer applications, enabling us to develop and integrate cost-effective and state-of-the-art fuel, combustion, fluid, actuation and electronic systems.  We focus primarily on serving OEMs and equipment packagers, partnering with them to bring superior component and system solutions to their demanding applications.  We also provide aftermarket repair, maintenance, replacement and other service support for our installed products.

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

COVID-19 Pandemic

In March 2020, the World Health Organization declared COVID-19 to be a global pandemic. The pandemic has led to significant volatility in financial markets, commodities (including oil and gas) and other markets and industries (including the aviation industry) and has negatively affected the business and results of operations of the Company. As the COVID-19 pandemic progressed, we reacted quickly to navigate the uncertain market environment, reduce our cost structure, increase our focus on operational excellence, and prioritize diligent cash management. The aggressive actions we implemented continue to drive strong cash flow, improve our liquidity and overall financial position, and enable greater investment to organically and inorganically grow our business.

The ongoing rollout of vaccines across many countries is driving optimism for economic recovery, but the enduring turbulence caused by the COVID-19 pandemic, including significantly reduced global passenger travel and new viral variants continue to cloud near-term forecasts. We are unable to predict the extent to which the pandemic and related impacts will continue to adversely affect our business, including our operational performance, results of operations, financial position, and the achievement of our strategic objectives.

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

Divestiture of the Renewables business and related businesses

In fiscal year 2020, Woodward’s board of directors (the “Board”) approved a plan to divest our renewable power systems business, protective relay business, and other businesses within the Industrial segment (collectively, the “disposal group”). The assets of the disposal group were primarily located in Germany, Poland and Bulgaria, and the transactions consummating the sale of the disposal group were completed on April 30, 2020 (the “Closing”). Financial information for the disposal group is reflected in our financial statements prior to the date of Closing.

BUSINESS ENVIRONMENT AND TRENDS

We serve the aerospace and industrial markets.

Aerospace Markets

Our aerospace products and systems are primarily used to provide propulsion, actuation and motion control in both commercial and defense fixed-wing aircraft, rotorcraft, guided weapons, and other defense systems.

Commercial and Civil Aircraft – In the commercial aerospace markets, the global COVID-19 pandemic and associated mitigation efforts had a significant impact on global air traffic in fiscal year 2021, reducing total global passenger air miles flown to nearly one-half of 2019 (pre-COVID) levels.  Commercial aircraft production, which was reduced in fiscal year 2020 in response to the significant decrease in demand from airlines and aircraft manufacturers, stabilized in fiscal year 2021 and has begun to slowly increase.  Reductions in build rates ranging from twenty-five to forty percent of pre-COVID levels were seen in most aircraft models at all aircraft OEMs.  As a result of the decline in demand, governments offered various financial support and stimulus to airlines and aircraft manufactures that, in some cases, incentivized the production of more fuel efficient and lower emission aircraft.  The trend toward the newer generation of aircraft that have recently entered service or are scheduled to go into production over the next several years favors our product offerings because we have more content on those more fuel efficient and lower emission aircraft.  While production levels remain lower than pre-COVID levels, order backlogs have begun to grow with increased new orders and fewer cancellations and deferrals.  We expect production levels to remain stable in the short-term and ramp up over the next few years to reach pre-pandemic levels in fiscal year 2023 due to solid order backlogs for the new aircraft models.

The business and general aviation market demand was also impacted in fiscal year 2021 as business jet deliveries were down as a result of the COVID-19 pandemic and increased availability of used aircraft, which was partially offset by the ramp of some newer models.  Turboprop and helicopter deliveries weakened again in fiscal year 2021.  We expect business jet, turboprop and helicopter deliveries to improve when economic stability returns and aircraft flight operations recover.

We have content on the Airbus A220, A320neo, A330neo, and A380, Bell 429, Boeing 737 MAX, 777, 787, and 747-8.  We have been awarded content on the 777X, Comac C919, Irkut MS-21 and a variety of business jet platforms, among others.  We continue to explore opportunities on new engine and aircraft programs that are under consideration or have been recently announced.

The grounding of the Boeing 737 MAX was lifted by the FAA and other regulators beginning in November 2020, which allowed deliveries of that aircraft to resume in fiscal year 2021.  Customer orders resumed as demand for the aircraft began to return during fiscal year 2021.  As the aircraft’s return to service progresses, we anticipate a large majority of the deliveries missed in fiscal year 2019 and 2020 will be fulfilled in future periods, although at a slower rate than previously estimated.  In fiscal year 2021, the return to service of the 737 MAX aircraft in many jurisdictions contributed to positive impacts on OEM sales, while there was continuing unfavorable impact on initial provisioning sales related to the 737 MAX aircraft and CFM LEAP engine.  We anticipate a slow recovery of the OEM sales and a slightly better recovery of the initial provisioning sales in fiscal year 2022.  However, build rates are expected to improve further in fiscal year 2022 based on announced increased and the anticipated certification of the 737 Max in China.

Defense – In recent years, the defense industry has been strong as budgetary allocations have generally increased since 2016.  The National Defense Authorization Act for Fiscal Year 2019, which was signed into law in August 2018, resulted in slightly higher levels of funding for both procurement and research and development, and we believe budget increases in recent years will support modest growth in fiscal year 2022, with the exception of our guided tactical weapons programs.  Our involvement with a wide variety of defense programs in fixed-wing aircraft, rotorcraft and weapons systems has provided relative stability for our defense market sales, as some newer programs increase (e.g., F-35 Lightning II, KC-46A Tanker, and T-7A Trainer) while some legacy programs are reduced (e.g., F/A-18 E/F Super Hornet and V-22 Osprey).  Other programs are relatively steady (e.g., UH-60 Black Hawk and A-64 Apache helicopter programs) and some legacy programs, such as the F-15, will maintain or potentially increase production.  Weapons programs for which we have significant sales include the Joint Direct Attack Munition (“JDAM”), Small Diameter Bomb (“SDB”) and AIM-9X guided tactical weapon systems.  We expect overall production rates to remain flat or decrease for some of these weapons programs due to anticipated decline in demand, compared to the very strong production rates in recent years.

Aftermarket – The substantial reduction in global air passenger traffic due to the COVID-19 pandemic, with corresponding reduction in required airliner capacity, significantly impacted our commercial aftermarket business in fiscal year 2021, as airlines continued to park approximately 25% of the active fleet.  Although improving, airliner capacity is anticipated to remain below 2019 levels until approximately 2023 or later, with single aisle aircraft and domestic flights expected to return to normal volumes sooner than twin aisle and international flights.  As airline revenues and profitability continue to be impacted, operators may elect to defer maintenance where possible, which will continue to pressure our aftermarket sales even as capacity recovers.

We anticipate newer aerospace platforms, which include cleaner and more reliable systems, and contain more of our products, will be preferred as aircrafts return to service.  With the entry into service of the new single aisle aircraft (Boeing 737 MAX and Airbus A320neo), we have seen a significant increase in initial provisioning sales to the operators of these new aircraft.  Initial provisioning sales have slowed significantly, however, as airline profitability suffered during the COVID-19 pandemic, although they are anticipated to return as the industry continues to recover.  Among legacy aircraft, the A320 family and 737NG will continue to be in demand in current operating fleets, which will support demand for repairs and spare parts for older engine programs remaining in service.

Our defense aftermarket was flat during fiscal year 2021 as the combat readiness of existing military programs on which we have content continues to be prioritized by the U.S. Government, even amid troop withdrawals in foreign combat zones.  Global conflicts and growing international demand for various other military programs continue to drive demand for operations of defense aircraft, including fighter jets, transports and both utility and attack rotorcraft, supported by our products and systems.  Although we expect variability, which is generally attributable to the cycling of various maintenance and upgrade programs, as well as actual usage, our outlook for defense aftermarket is strong.  This is due primarily to the service lives of existing military programs being extended and increased demand for repairs and spare parts for older military aircraft programs remaining in service.

Industrial Markets

Our industrial products are used worldwide in various types of turbine and reciprocating engine-powered equipment, including electric power generation and distribution systems, ships, locomotives, compressors, pumps, and other mobile and industrial machines.

Industrial Turbines – The demand for industrial gas turbines for power generation, which consists mainly of heavy frames, aero derivatives and steam, declined slightly in fiscal year 2021 due to the ongoing effects of the COVID-19 pandemic on the global economy.  Start reliability, fuel flexibility, safety, and part-load efficiency are all key drivers of the turbine market as the conversion from coal to natural gas usage continues, and we believe Woodward continues to be well positioned to meet these market needs on the existing and next generation turbines.  We project continued growth as demand for electricity is met through a balance of renewable power sources and newer industrial gas turbines for which Woodward has been awarded increased content.

Reciprocating Engines – Woodward’s key markets for engine control technologies are power generation, transportation (including compressed natural gas (“CNG”) and liquified natural gas (“LNG”) trucks in Asia, mining, and marine shipping), and oil and gas.  We continue to expect the market demand for natural gas trucks to remain favorable over the long-term as the Chinese government continues to implement more stringent emissions standards and encourage natural gas usage under its initiative on air quality improvement.  The demand for large reciprocating engines used in marine, oil and gas, and prime power generation applications was impacted by the COVID-19 pandemic and the drop in oil prices during fiscal year 2021.  The demand from internet traffic and data storage is driving demand for data center power generation.  We anticipate some continued softening and stabilization of the large reciprocating engine market in fiscal year 2022 due to a more stable market environment.  Government emissions requirements across many regions and new engine applications are driving demand for more sophisticated control systems, as is customer demand for improved engine efficiencies and increased reliability.  We expect market share gains by our customers and increased scope on the latest generation reciprocating engines as energy policies in some countries encourage the use of CNG, LNG, and other alternative fuels over carbon-rich petroleum fuels, which we expect will drive increased demand for our alternative fuel clean engine control technologies.

RESULTS OF OPERATIONS

Financial Highlights

Net sales for fiscal year 2021 were $2,245,832, a decrease of $249,833, or 10.0%, from $2,495,665 for the prior fiscal year.  Foreign currency exchange rates had a favorable impact on net sales of $36,641 for fiscal year 2021, as compared to the same period of the prior year.  There were no sales for the disposal group for fiscal year 2021 as compared to $67,663 for the prior fiscal year, as the disposal group was divested on April 30, 2020.  Net sales excluding the disposal group for fiscal year 2020 were $2,428,002.  Aerospace segment net sales for the fiscal year 2021 were down 11.7% to $1,404,117, compared to $1,590,963 for the prior fiscal year.  Industrial segment net sales for fiscal year 2021 were down 7.0% to $841,715, compared to $904,702 for the prior fiscal year.  Industrial segment net sales excluding the disposal group for fiscal year 2020 were $837,040. Foreign currency exchange rates had a favorable impact of $32,734 on Industrial segment net sales for fiscal year 2021 as compared to the prior fiscal year.

Net earnings for the fiscal year 2021 were $208,649, or $3.18 per diluted share, compared to $240,395, or $3.74 per diluted share for the prior fiscal year.  Adjusted net earnings for the fiscal year 2021 were $212,385 or $3.24, per diluted share and $254,037, or $3.96, per diluted share, for the prior fiscal year.  Net earnings excluding the disposal group for fiscal year 2020 were not materially different from reported net earnings for the same period.

The effective tax rate in fiscal year 2021 was 15.1%, compared to 14.7% in the prior fiscal year. The adjusted effective tax rate was 15.3%, compared to 17.8% in the prior fiscal year.

Earnings before interest and taxes (“EBIT”) for the fiscal year 2021 were $278,586, a decrease of 11.8% from $315,928 in the prior fiscal year.  Earnings before interest, taxes, depreciation and amortization (“EBITDA”) for the fiscal year 2021 were $408,110, down 8.7% from $447,086 for the prior fiscal year.  Adjusted EBIT and adjusted EBITDA for fiscal year 2021 were $283,594 and $413,118, respectively, compared to $343,158 and $474,316, respectively, for the prior fiscal year.

Aerospace segment earnings as a percent of segment net sales were 16.7% in fiscal year 2021, compared to 19.5% in the prior fiscal year.  Industrial segment earnings as a percent of segment net sales were 12.9% in the fiscal year 2021, compared to 11.1% in the prior fiscal year.  Industrial segment earnings excluding the disposal group were 11.6% of Industrial segment net sales for fiscal year 2020.

Net sales excluding the disposal group, adjusted net earnings, adjusted earnings per share, EBIT, adjusted EBIT, EBITDA, adjusted EBITDA, Industrial segment sales excluding the disposal group, and Industrial segment earnings excluding the disposal group are non-U.S. GAAP financial measures.  A description of these measures as well as a reconciliation of these non-U.S. GAAP financial measures to the closest U.S. GAAP financial measures can be found under the caption “Non-U.S. GAAP Measures” in this Item 7 – Management’s Discussion and Analysis of Financial Conditions and Results of Operations.

Liquidity Highlights

Net cash provided by operating activities for fiscal year 2021 was $464,669, compared to $349,491 for fiscal year 2020.  The increase in net cash provided by operating activities in fiscal year 2021 compared to fiscal year 2020 is primarily attributable to the timing of cash payments to suppliers and certain tax payments, as well as improved working capital utilization.  This increase was partially offset by the net impact of cash payments for annual bonuses and proceeds from settlement of cross-currency interest rate swaps, each of which occurred in fiscal year 2020, while no such activity occurred in fiscal year 2021.

For fiscal year 2021, free cash flow, which we define as net cash flows from operating activities less payments for property, plant and equipment, was $426,980, compared to $302,404 for the fiscal year 2020.  The increase in free cash flow for fiscal year 2021 as compared to prior fiscal year is primarily due to effective working capital management and lower payments for property, plant and equipment, partially offset by lower net earnings.  Adjusted free cash flow, which we define as free cash flow, plus the proceeds from the sale of real property at our former Duarte, California operations and excluding cash paid for merger and divestiture transaction costs, cash paid for restructuring charges, and net cash proceeds received from settlement of our cross-currency interest rate swaps, was $315,220 for fiscal year 2020. No adjustments were made to free cash flow for fiscal year 2021.  Free cash flow and adjusted free cash flow are non-U.S. GAAP financial measures.  A description of these measures as well as a reconciliation of these non-U.S. GAAP financial measures to the closest U.S. GAAP financial measures can be found under the caption “Non-U.S. GAAP Measures” in this Item 2 – Management’s Discussion and Analysis of Financial Conditions and Results of Operations.

At September 30, 2021, we held $448,462 in cash and cash equivalents, including restricted cash of $1,907, and had total outstanding debt of $734,850 with additional borrowing availability of $989,039, net of outstanding letters of credit, under our revolving credit agreement.  At September 30, 2021, we also had additional borrowing capacity of $7,413 under various foreign lines of credit and foreign overdraft facilities.

Consolidated Statements of Earnings and Other Selected Financial Data

The following table sets forth consolidated statements of earnings data as a percentage of net sales for each period indicated:

	Year Ended September 30,
	2021		2020
		% of Net Sales		% of Net Sales
Net sales	$2,245,832	100%	$2,495,665	100%
Costs and expenses:
Cost of goods sold	1,694,774	75.5	1,855,422	74.3
Selling, general, and administrative expenses	186,866	8.3	217,710	8.7
Research and development costs	117,091	5.2	133,134	5.3
Impairment of assets sold	—	0.0	37,902	1.5
Restructuring charges	5,008	0.2	22,216	0.9
Gain on cross-currency interest rate swaps, net	—	-	(30,481)	(1.2)
Interest expense	34,282	1.5	35,811	1.4
Interest income	(1,495)	(0.1)	(1,764)	(0.1)
Other expense (income), net	(36,493)	(1.6)	(56,166)	(2.3)
Total costs and expenses	2,000,033	89.1	2,213,784	88.7
Earnings before income taxes	245,799	10.9	281,881	11.3
Income tax expense	37,150	1.7	41,486	1.7
Net earnings	$208,649	9.3	$240,395	9.6

Other select financial data:

	September 30, 2021	September 30, 2020
Working capital	$1,098,466	$818,533
Total debt	734,850	838,483
Total stockholders' equity	2,214,781	1,992,677

2021 RESULTS OF OPERATIONS

2021 Net Sales Compared to 2020

Consolidated net sales for fiscal year 2021 decreased by $249,833, or 10.0%, compared to fiscal year 2020.

Details of the changes in consolidated net sales are as follows:

Consolidated net sales for the year ended September 30, 2020	$2,495,665
Aerospace volume	(193,387)
Industrial volume	(29,125)
Disposal group divestiture impact	(67,663)
Noncash consideration	(10,341)
Effects of changes in price and sales mix	16,042
Effects of changes in foreign currency rates	34,641
Consolidated net sales for the year ended September 30, 2021	$2,245,832

In the Aerospace segment, the decrease in net sales for fiscal year 2021 as compared to fiscal year 2020 is primarily attributable to a decrease in commercial sales resulting from the secular decline in global passenger traffic and OEM production rates as a result of the global COVID-19 pandemic.  In the Industrial segment, the decrease in net sales for fiscal year 2021 as compared to fiscal year 2020 is primarily attributable to the divestiture of the disposal group, and continued weakness in the oil and gas market and the associated aftermarket due to the ongoing impact of the COVID-19 pandemic, partially offset by favorable effects of foreign currency exchange rates.

During fiscal year 2021, consolidated net sales were negatively impacted by approximately $32,000 due to global supply chain disruptions, which delayed delivery of orders scheduled for shipment during the fiscal year.

2021 Costs and Expenses Compared to 2020

Cost of goods sold decreased by $160,648 to $1,694,774, or 75.5% of net sales, for fiscal year 2021, from $1,855,422, or 74.3% of net sales, for fiscal year 2020.  The decrease in cost of goods sold in fiscal year 2021, as compared to the same period of the prior year, is primarily attributable to lower sales aerospace volume as a result of continued global disruption from the COVID-19 pandemic.

Gross margin (as measured by net sales less cost of goods sold, divided by net sales) was 24.5% for fiscal year 2021, compared to 25.7% for fiscal year 2020.  The decrease in gross margin for fiscal year 2021 is primarily attributable to lower aerospace sales volume as a result of global disruption caused by the COVID-19 pandemic.

Selling, general and administrative expenses decreased by $30,844, or 14.2%, to $186,866 for fiscal year 2021, compared to $217,710 for fiscal year 2020.  Selling, general, and administrative expenses as a percentage of net sales decreased to 8.3% for fiscal year 2021, compared to 8.7% for fiscal year 2020.  The decrease in selling, general and administrative expenses, both in dollars and as a percentage of sales, for fiscal year 2021 compared to the same period of the prior year is primarily due to a decrease in certain expenses related to merger and divestiture activities, fees incurred on termination of the cross-currency interest rate swaps and acceleration of stock compensation expense related to restructuring activities, none of which repeated in the current fiscal year.

Research and development costs decreased by $16,043, or 12.1%, to $117,091 for fiscal year 2021, as compared to $133,134 for fiscal year 2020.  Research and development costs as a percentage of net sales decreased to 5.2% for fiscal year 2021, as compared to 5.3% for fiscal year 2020.  The decrease in research and development costs, both in dollars and as a percentage of net sales, for fiscal year 2021 as compared to the same periods of the prior year is primarily due to savings from cost reduction initiatives.  Our research and development activities extend across almost all of our customer base, and we anticipate ongoing variability in research and development due to the timing of customer business needs on current and future programs.

Impairment of assets sold of $37,902 recognized in fiscal year 2020 related to a non-cash impairment charge for the net assets sold of the disposal group, representing the write down of the associated net assets held for sale to their fair market value as of December 31, 2019. No non-cash impairment charges were recognized during fiscal year 2021.  Refer to Note 10, Sale of businesses in the Notes to the Consolidated Financial Statements in “Item 8 – Financial Statements and Supplementary Data” for further details.

Restructuring charges decreased by $17,208, or 77.5%, to $5,008 for fiscal year 2021, compared to $22,216 for fiscal year 2020.  Charges for fiscal year 2021 related primarily to workforce management costs associated with business realignments in the Aerospace and Industrial segments to support growth opportunities, while charges recorded in fiscal year 2020 primarily related to workforce management actions as a result of volume and demand declines due to the global COVID-19 pandemic.  All of the restructuring charges in fiscal years 2021 and 2020 were recorded as nonsegment expenses.

Gain on cross-currency interest rate swaps, net of $30,481 recognized in fiscal year 2020 related to settlement and termination of our cross-currency interest rate swaps designated in foreign currency hedging relationships.  In the third quarter of fiscal year 2020, as a result of the COVID-19 pandemic and future cash flow uncertainties, we elected to terminate and settle our existing cross-currency interest rate swap derivative instruments.  No gains on cross-currency interest rate swaps were recognized during fiscal year 2021.  Refer to Note 8, Derivative instruments and hedging activities, in the Notes to the Consolidated Financial Statements in “Item 8 – Financial Statements and Supplementary Data” for further details.

Interest expense decreased by $1,529, or 4.3%, to $34,282, for fiscal year 2021, compared to $35,811 for fiscal year 2020.  Interest expense increased as a percentage of net sales to 1.5% for fiscal year 2021, as compared to 1.4% for fiscal year 2020.  During fiscal year 2021, we paid the entire balance of two series of private placement notes totaling $100,000 primarily using free cash flow and proceeds from our revolving credit facility. We did not borrow from the revolving credit facility during the second, third, or fourth quarters of fiscal year 2021.

Other income, net was $36,493 for fiscal year 2021, compared to $56,166 for fiscal year 2020.  The decrease in other income in fiscal year 2021 compared to fiscal year 2020 was primarily due to a gain on the sale of a portion of our property in Duarte, California in the amount of $22,323 and a gain on the sale of our property in Loveland, Colorado in the amount of $2,330 that were each recognized in fiscal year 2020 and did not repeat again in the current fiscal year.

Income taxes were provided at an effective rate on earnings before income taxes of 15.1% for fiscal year 2021, compared to 14.7% for fiscal year 2020.

The increase in the effective tax rate for fiscal year 2021 compared to fiscal year 2020 is primarily attributable to (i) decreased current fiscal year foreign earnings in lower tax jurisdictions when compared to the prior fiscal year, and (ii) decreased Research and Development Credit in the current fiscal year when compared to the prior fiscal year. This increase is partially offset by (i) a larger favorable net excess income tax benefit from stock-based compensation, (ii) a favorable U.S. current fiscal year state earnings mix when compared to the prior fiscal year, and (iii) a smaller detrimental adjustment to prior period tax items when compared to the prior fiscal year.

Segment Results

The following table presents sales by segment:

	Year Ended September 30,
	2021		2020
Net sales:
Aerospace	$1,404,117	62.5%	$1,590,963	63.7%
Industrial	841,715	37.5%	904,702	36.3%
Consolidated net sales	$2,245,832	100%	$2,495,665	100%

The following table presents earnings by segment and reconciles segment earnings to consolidated net earnings:

	Year Ended September 30,
	2021	2020
Aerospace	$234,356	$310,137
Industrial	108,672	100,321
Nonsegment expenses	(64,442)	(94,530)
Interest expense, net	(32,787)	(34,047)
Consolidated earnings before income taxes	245,799	281,881
Income tax expense	37,150	41,486
Consolidated net earnings	$208,649	$240,395

The following table presents segment earnings as a percent of segment net sales:

	Year Ended September 30,
	2021	2020
Aerospace	16.7%	19.5%
Industrial	12.9%	11.1%

2021 Segment Results Compared to 2020

Aerospace

Aerospace segment net sales decreased by $186,846, or 11.7% to $1,404,117 for fiscal year 2021, compared to $1,590,963 for fiscal year 2020.  The decrease in segment net sales for fiscal year 2021 as compared to fiscal year 2020 was primarily driven by lower commercial sales due to the substantial reduction in global passenger traffic, reduction in required airliner capacity, and OEM production rates, all as a result of the global COVID-19 pandemic.

Defense OEM sales decreased in fiscal year 2021 compared to fiscal year 2020, driven primarily by lower sales for guided weapons and ground transportation. Our defense aftermarket sales decreased in fiscal year 2021 compared to fiscal year 2020 primarily due to the timing of U.S. government spending for maintenance needs and upgrade programs on which we have content.  Although we expect some ongoing variability in defense aftermarket sales due to the global COVID-19 pandemic and the timing of continued maintenance needs and upgrade programs, we expect U.S. government funding for defense platforms on which we have content to remain stable under the current defense budget.

During fiscal year 2021, Aerospace segment net sales were negatively impacted by approximately $16,000 due to global supply chain disruptions, which delayed delivery of orders scheduled for shipment during the fiscal year.

Aerospace segment earnings decreased by $75,781, or 24.4%, to $234,356 for fiscal year 2021, compared to $310,137 for fiscal year 2020.

The net decrease in Aerospace segment earnings for fiscal year 2021 was due to the following:

Earnings for the period ended September 30, 2020	$310,137
Sales volume	(94,353)
Price, sales mix and productivity	(18,016)
Savings from cost reduction initiatives	22,069
Other, net	14,519
Earnings for the period ended September 30, 2021	$234,356

Aerospace segment earnings as a percentage of segment net sales were 16.7% for fiscal year 2021 and 19.5% fiscal year 2020.  Aerospace segment earnings in fiscal year 2021 decreased primarily due to lower sales volume, including a significant decline in commercial aftermarket, as a result of the COVID-19 pandemic, partially offset by savings from cost reduction initiatives.

Industrial

Industrial segment net sales decreased by $62,987, or 7.0%, to $841,715 for fiscal year 2021, compared to $904,702 for fiscal year 2020.  Industrial segment net sales for fiscal year 2021 were relatively flat compared to Industrial segment net sales excluding the disposal group of $837,039 for fiscal year 2020.  There were no sales for the disposal group in fiscal year 2021 because the divestiture of the disposal group preceded the period.  Foreign currency exchange rates had a favorable impact on segment net sales of $32,734 for fiscal year 2021.

The decrease in Industrial segment net sales in fiscal year 2021 was primarily attributable to the divestiture of the disposal group, and lower sales volumes as a result the ongoing impacts of the global COVID-19 pandemic, partially offset by favorable effects of foreign currency exchange rates.

The demand for diesel fuel systems was negatively impacted by a softening of the oil and gas market amid a recovering global economy, pricing volatility and decreased capital investments related to reduced drilling activity, particularly within the North American fracking market.

Although there was a slight decline in industrial gas turbine sales in fiscal year 2021 as a result of the ongoing COVID-19 pandemic, the market is anticipated to stabilize during fiscal year 2022 as global power demand increases and domestic upgrade initiatives transition from planning to execution. We expect Industrial gas turbine sales to benefit from the depletion of inventory in the market and increased Woodward content on certain newer industrial gas turbines.

During fiscal year 2021, Industrial segment net sales were negatively impacted by approximately $16,000 due to global supply chain disruptions, which delayed delivery of orders scheduled for shipment during the fiscal year.

Industrial segment earnings increased by $8,351, or 8.3%, to $108,672 for fiscal year 2021, compared to $100,321 for fiscal year 2020.  There were no earnings for the disposal group in fiscal year 2021 because the divestiture of the disposal group preceded the period.  Industrial segment earnings excluding the disposal group for fiscal year 2020 were $96,719.

The net increase in Industrial segment earnings for fiscal year 2021 was due to the following:

Earnings for the period ended September 30, 2020	$100,321
Sales volume	(21,400)
Price, sales mix and productivity	(1,180)
Research and development costs	4,831
Savings from cost reduction initiatives	15,427
Effects of changes in foreign currency rates	6,024
Other, net	4,649
Earnings for the period ended September 30, 2021	$108,672

Industrial segment earnings as a percentage of segment net sales were 12.9% for fiscal year 2021, compared to 11.1% for fiscal year 2020.  Industrial segment earnings as a percentage of segment net sales, excluding the disposal group, were 11.6% for fiscal year 2020.  The increase in Industrial segment earnings for fiscal year 2021 was primarily due to savings from cost reduction initiatives, favorable effects from changes in foreign currency rates, and lower research and development costs, partially offset by lower sales volume.

Nonsegment

Nonsegment expenses decreased to $64,442 for fiscal year 2021, compared to $94,530 for fiscal year 2020. Included in nonsegment expenses for fiscal year 2021 was a restructuring charge of $5,008. Included in nonsegment expenses for fiscal year 2020 were the impairment charge on assets held for sale associated with the divestiture of the disposal group in the amount of $37,902, restructuring charges of $22,216, and merger and divestiture transaction costs of $16,355, partially offset by the net gain on settlement of our cross-currency interest rate swaps of $27,481, and a gain on the sale of a portion of our property in Duarte, California in the amount of $22,323. Excluding all of these charges and gains from each of fiscal year 2021 and fiscal year 2020, nonsegment expenses decreased in fiscal year 2021 compared to fiscal year 2020 primarily due to savings from cost reduction initiatives.

For a discussion of the 2020 Results of Operations, including a discussion of the financial results for the fiscal year ended September 30, 2020 compared to the fiscal year ended September 30, 2019, refer to Part I, Item 7 of our Form 10-K filed with the SEC on November 20, 2020.

LIQUIDITY AND CAPITAL RESOURCES

Historically, we have satisfied our working capital needs, as well as capital expenditures, product development and other liquidity requirements associated with our operations, with cash flow provided by operating activities and borrowings under our credit facilities.  We have also issued debt to supplement our cash needs, repay our other indebtedness, or finance our acquisitions.  We expect that cash generated from our operating activities, together with borrowings under our revolving credit facility and other borrowing capacity, will be sufficient to fund our continuing operating needs, including capital expansion funding for the next 12 months and the foreseeable future.

Our aggregate cash and cash equivalents were $448,462 at September 30, 2021 and $153,270 at September 30, 2020, and our working capital was $1,098,466 at September 30, 2021 and $818,533 at September 30, 2020.  Of the cash and cash equivalents held at September 30, 2021, $172,761 was held by our foreign locations.  We are not presently aware of any significant restrictions on the repatriation of these funds, although a portion is considered indefinitely reinvested in these foreign subsidiaries.  If these funds were needed to fund our operations or satisfy obligations in the United States, then they could be repatriated and their repatriation into the United States may cause us to incur additional U.S. income taxes or foreign withholding taxes.  Any additional U.S. taxes could be offset, in part or in whole, by foreign tax credits.  The amount of such taxes and application of tax credits would be dependent on the income tax laws and other circumstances at the time these amounts are repatriated.  Based on these variables, it is impractical to determine the income tax liability that might be incurred if these funds were to be repatriated.

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

At September 30, 2021, we had total outstanding debt of $734,850 consisting of various series of unsecured notes due between 2023 and 2033, and amounts borrowed under our revolving credit facility, and our finance leases.  On November 15, 2020, we paid the entire principal balance of $100,000 on our Series G and J Notes using primarily free cash flow and proceeds from borrowings under our existing revolving credit facility.  At September 30, 2021, we had additional borrowing availability of $989,039 under our revolving credit facility, net of outstanding letters of credit, and additional borrowing availability of $7,413 under various foreign credit facilities.

At September 30, 2021, we had no borrowings outstanding under our revolving credit facility.  Revolving credit facility and short-term borrowing activity during the fiscal year ended September 30, 2021 were as follows:

Maximum daily balance during the period	$20,100
Average daily balance during the period	$716
Weighted average interest rate on average daily balance	1.26%

We believe we were in compliance with all our debt covenants as of September 30, 2021.  Additionally, we believe the current known impacts of the COVID-19 pandemic will not affect our ability to remain in compliance with our debt covenants.  See Note 15, Credit facilities, short-term borrowings and long-term debt in the Notes to the Consolidated Financial Statements in “Item 8 – Financial Statements and Supplemental Data,” for more information about our covenants.

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

Cash Flows

	Year Ended September 30,
	2021	2020
Net cash provided by operating activities	$464,669	$349,491
Net cash used in investing activities	(35,297)	(6,880)
Net cash used in financing activities	(136,318)	(290,242)
Effect of exchange rate changes on cash and cash equivalents	2,138	1,828
Net change in cash and cash equivalents	295,192	54,197
Cash and cash equivalents, including restricted cash, at beginning of year	153,270	99,073
Cash and cash equivalents, including restricted cash, at end of year	$448,462	$153,270

2021 Cash Flows Compared to 2020

Net cash flows provided by operating activities for fiscal year 2021 was $464,669, compared to $349,491 for fiscal year 2020.  The increase in net cash provided by operating activities in fiscal year 2021 compared to fiscal year 2020 is primarily attributable to the timing of certain cash payments to suppliers and certain tax payments, as well as cash payments for annual bonuses and proceeds from settlement of cross-currency interest rate swaps, which occurred in fiscal year 2020, while no such activity occurred in fiscal year 2021.

Net cash flows used in investing activities for fiscal year 2021 was $35,297, compared to $6,880 in fiscal year 2020.  The increase in cash used in investing activities in fiscal year 2021 compared to fiscal year 2020 is primarily due to proceeds in the amount of $30,089 from the sale of a parcel of our Duarte, California real property and proceeds in the amount of $10,443 from divestiture of the disposal group, each of which were recognized in fiscal year 2020, while no such proceeds were received in fiscal year 2021, partially offset by lower payments for property, plant, and equipment.

Net cash flows used in financing activities for fiscal year 2021 was $136,318, compared to net cash flows used in financing activities of $290,242 in fiscal year 2020.  During fiscal year 2021, we had net debt payments in the amount of $101,639, compared to net debt payments in the amount of $264,201 in fiscal year 2020.  This was partially offset by an increase in share repurchases in fiscal year 2021, in which we repurchased 294 shares of our common stock in cash for $33,344, compared to fiscal year 2020, in which we repurchased 124 shares of our common stock for $13,346.

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

Industrial segment net sales excluding the disposal group

The Company presents certain sales measures excluding the disposal group net sales, which it refers to as “excluding the disposal group” to show the changes to Woodward’s historical business without the businesses included in the disposal group, which occurred in April 2020. The Company calculates Industrial segment net sales excluding net sales attributable to the disposal group by removing the net sales of its disposal group from the net sales of its Industrial segment.  The Company believes that the exclusion of the disposal group net sales for the prior fiscal year illustrates more clearly how the underlying business of its Industrial segment is performing in the current fiscal year, as the disposal group sales are no longer related to the ongoing operations of the Industrial segment business.  The Company’s calculation of Industrial segment earnings and Industrial segment earnings excluding the disposal group is discussed below.

The reconciliation of Industrial segment net sales to Industrial segment net sales excluding the disposal group is shown in the table below:

	Year Ended September 30,
	2021	2020
Industrial segment net sales (U.S. GAAP)	$841,715	$904,702
Disposal group net sales	—	(67,663)
Industrial segment net sales excluding the disposal group (Non-U.S. GAAP)	$841,715	$837,039

Earnings based non-U.S. GAAP financial measures

Adjusted net earnings is defined by the Company as net earnings excluding, as applicable, (i) the gain on sale of assets associated with the sale of the Company’s real property, (ii) the charge from the impairment of assets held for sale, and the losses from assets sold, associated with the Company’s divestiture of the disposal group, (iii) costs associated with the now-terminated merger agreement with Hexcel, (iv) transaction costs associated with the divestiture of the disposal group, (v) restructuring charges, (vi) acceleration of stock compensation expense related to restructuring activities, and (vii) the net gain on settlement of cross-currency interest rate swaps.

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

The reconciliation of net earnings and earnings per share to adjusted net earnings and adjusted earnings per share, respectively, for the fiscal years ended and are shown in the tables below.

	Year Ended September 30,
	2021		2020
	Net Earnings	Earnings Per Share	Net Earnings	Earnings Per Share
Net earnings (U.S. GAAP)	$208,649	$3.18	$240,395	$3.74
Non-U.S. GAAP adjustments:
Gain on sale of properties, net of tax	—	—	(18,551)	(0.29)
Impairment from assets sold, net of tax	—	—	28,016	0.44
Merger and divestiture transaction costs, net of tax	—	—	12,307	0.19
Restructuring charges, net of tax	3,736	0.06	16,621	0.26
Loss on sale of disposal group, net of tax	—	—	365	0.01
Acceleration of stock compensation, net of tax	—	—	1,788	0.03
Net gain on cross-currency interest rate swaps, net of tax	—	—	(26,904)	(0.42)
Total non-U.S. GAAP adjustments	3,736	0.06	13,642	0.22
Adjusted net earnings (Non-U.S. GAAP)	$212,385	$3.24	$254,037	$3.96

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

The reconciliation of Industrial segment earnings to Industrial segment earnings excluding the disposal group is shown in the table below.

	Year Ended September 30,
	2021	2020
Industrial segment earnings (U.S. GAAP)	$108,672	$100,321
Disposal group earnings	—	(3,602)
Adjusted Industrial segment earnings excluding disposal group (Non-U.S. GAAP)	$108,672	$96,719

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

Adjusted EBIT and adjusted EBITDA represent further non-U.S. GAAP adjustments to EBIT and EBITDA, in each case adjusted to exclude, as applicable, (i) the gain on sale of assets associated with the sale of the Company’s real property, (ii) the charge from the impairment of assets held for sale, and the losses from assets sold, associated with the Company’s divestiture of the disposal group, (iii) costs associated with the now-terminated merger agreement with Hexcel, (iv) transaction costs associated with the divestiture of the disposal group, (v) restructuring charges related to the COVID-19 pandemic, (vi) acceleration of stock compensation expense related to restructuring activities, and (vii) the net gain on settlement of cross-currency interest rate swaps.

As these gains and charges are infrequent or unusual items that can be variable from period to period and do not fluctuate with operating results, management believes that by removing these gains and charges from EBIT and EBITDA it improves comparability of past, present and future operating results and provides consistency when comparing EBIT and EBITDA between periods.

EBIT and adjusted EBIT reconciled to net earnings were as follows:

	Year Ended September 30,
	2021	2020
Net earnings (U.S. GAAP)	$208,649	$240,395
Income tax expense	37,150	41,486
Interest expense	34,282	35,811
Interest income	(1,495)	(1,764)
EBIT (Non-U.S. GAAP)	278,586	315,928
Non-U.S. GAAP adjustments:
Gain on sale of properties	—	(24,653)
Impairment from assets sold	—	37,902
Merger and divestiture transaction costs	—	16,355
Restructuring charges	5,008	22,216
Loss on sale of disposal group	—	515
Acceleration of stock compensation	—	2,376
Net gain on cross-currency interest rate swaps	—	(27,481)
Total non-U.S. GAAP adjustments	5,008	27,230
Adjusted EBIT (Non-U.S. GAAP)	$283,594	$343,158

EBITDA and adjusted EBITDA reconciled to net earnings were as follows:

	Year Ended September 30,
	2021	2020
Net earnings (U.S. GAAP)	$208,649	$240,395
Income tax expense	37,150	41,486
Interest expense	34,282	35,811
Interest income	(1,495)	(1,764)
Amortization of intangible assets	41,893	39,458
Depreciation expense	87,631	91,700
EBITDA (Non-U.S. GAAP)	408,110	447,086
Non-U.S. GAAP adjustments:
Gain on sale of properties	—	(24,653)
Impairment from assets sold	—	37,902
Merger and divestiture transaction costs	—	16,355
Restructuring charges	5,008	22,216
Loss on sale of disposal group	—	515
Acceleration of stock compensation	—	2,376
Net gain on cross-currency interest rate swaps	—	(27,481)
Total non-U.S. GAAP adjustments	5,008	27,230
Adjusted EBITDA (Non-U.S. GAAP)	$413,118	$474,316

The use of these non-U.S. GAAP financial measures is not intended to be considered in isolation of, or as a substitute for, the financial information prepared and presented in accordance with U.S. GAAP.  As adjusted net earnings, adjusted net earnings per share, adjusted effective tax rate, Industrial segment sales excluding the disposal group, Industrial segment earnings excluding the disposal group, EBIT, adjusted EBIT, EBITDA, and adjusted EBITDA exclude certain financial information compared with net earnings, the most comparable U.S. GAAP financial measure, users of this financial information should consider the information that is excluded.  Our calculations of adjusted net earnings, adjusted net earnings per share, Industrial segment sales excluding the disposal group, Industrial segment earnings excluding the disposal group, EBIT, adjusted EBIT, EBITDA, and adjusted EBITDA may differ from similarly titled measures used by other companies, limiting their usefulness as comparative measures.

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

Adjusted free cash flow includes additional non-U.S. GAAP adjustments to free cash flow in the prior fiscal year to include cash proceeds from the sale of real property located at our former operations in Duarte, California, and exclude cash paid for merger and divestiture related transaction costs, cash paid for restructuring charges, and cash proceeds received on settlement of our cross-currency interest rate swaps. Management believes that by including or excluding these items, as applicable, in free cash flow it better portrays the cash impact of our fiscal year 2018 decision to relocate our Duarte, California operations to the renovated Drake Campus in Fort Collins, Colorado and excludes the infrequent or unusual cash payments for merger and divestiture transaction costs, restructuring charges, and proceeds from settlement of derivative instruments, which are not indicative of the Company’s operating performance for the period.

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

Free cash flow and adjusted free cash flow were as follows:

	Year Ended September 30,
	2021	2020
Net cash provided by operating activities (U.S. GAAP)	$464,669	$349,491
Payments for property, plant and equipment	(37,689)	(47,087)
Free cash flow (Non-U.S. GAAP)	$426,980	$302,404
Cash proceeds from the sale of the Duarte facility	—	30,089
Cash paid for merger and divestiture transaction costs	—	19,853
Cash paid for restructuring charges	—	18,065
Net cash proceeds from cross-currency interest rate swaps	—	(55,191)
Adjusted free cash flow (Non-U.S. GAAP)	$426,980	$315,220

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

Revenue recognition

Revenue is recognized on contracts with customers for arrangements in which quantities and pricing are fixed and/or determinable and are generally based on customer purchase orders, often within the framework of a long-term supply arrangement with the customer.  We recognize revenue for performance obligations within a customer contract when control of the associated product or service is transferred to the customer.  Some of our contracts with customers contain a single performance obligation, while other contracts contain multiple performance obligations.  Each product within a contract generally represents a separate performance obligation as we do not provide significant installation and integration services, the products do not customize each other, and the products can function independently of each other.

A contract's transaction price is allocated to each performance obligation and recognized as revenue when, or as, the customer obtains control of the associated product or service.  When there are multiple performance obligations within a contract, we generally use the observable standalone sales price for each distinct product or service within the contract to allocate the transaction price to the distinct products or services.  In instances when a standalone sales price for each product or service is not observable within the contract, we allocate the transaction price to each performance obligation using an estimate of the standalone selling price for each product or service, which is generally based on incurred costs plus a reasonable margin, for each distinct product or service in the contract.

When determining the transaction price of each contract, we consider contractual consideration payable by the customer and variable consideration that may affect the total transaction price.  Variable consideration, consisting of early payment discounts, rebates and other sources of price variability, are included in the estimated transaction price based on both customer-specific information as well as historical experience.  We regularly review our estimates of variable consideration on the transaction price and recognize changes in estimates on a cumulative catch-up basis as if the most current estimate of the transaction price adjusted for variable consideration had been known as of the inception of the contract.

Point in time and over time revenue recognition

Control of the products generally transfers to the customer at a point in time, as the customer does not control the products as they are produced.  We exercise judgment and consider the timing of right of payment, transfer of the risk and rewards, transfers of title, transfer of physical possession, and customer acceptance when determining when control of the product transfers to the customer, generally upon shipment of products.  Performance obligations are satisfied and revenue is recognized over time if: (i) the customer receives the benefits as we perform work, if the customer controls the asset as it is being enhanced, or if the product being produced for the customer has no alternative use to us; and (ii) we have an enforceable right to payment with a profit.  When services are provided, revenue from those services is recognized over time because control is transferred continuously to customers as we perform the work.

For services that are not short-term in nature, manufacturing, repair and overhaul (“MRO”), and sales of products that have no alternative use to us and an enforceable right to payment with a profit, we use an actual cost input measure to determine the extent of progress towards completion of the performance obligation. For these revenue streams, revenue is recognized over time as work is performed based on the relationship between actual costs incurred to-date for each contract and the total estimated costs for such contract at completion of the performance obligation (the cost-to-cost method). We have concluded that this measure of progress best depicts the transfer of assets to the customer, because incurred costs are integral to our completion of the performance obligation under the specific customer contract and correlate directly to the transfer of control to the customer.  Contract costs include labor, material and overhead.  Contract cost estimates are based on various assumptions to project the outcome of future events.  These assumptions include labor productivity and availability; the complexity of the work to be performed; the cost and availability of materials; the performance of subcontractors; and the availability and timing of funding from the customer.  Revenues, including estimated fees or profits, are recorded proportionally as costs are incurred.

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

We monitor inventory for events or circumstances, such as negative margins, recent sales history suggesting lower sales value, or changes in customer preferences, which would indicate the net realizable value of inventory is less than the carrying value of inventory, and management records adjustments as necessary.  When inventory is written down below cost, such reduced amount is considered the cost for subsequent accounting purposes.  Our recording of inventory at the lower of cost or net realizable value has not historically required material adjustments once initially established.

The carrying value of inventory was $419,971 at September 30, 2021 and $437,943 at September 30, 2020.  If economic conditions, customer product requirements, or other factors significantly reduce future customer demand for our products from forecast levels, then future adjustments to the carrying value of inventory may become necessary.  We attempt to maintain inventory quantities at levels considered necessary to fill firm and expected orders in a reasonable time frame, which we believe mitigates our exposure to future inventory carrying cost adjustments.

Reviews for impairment of goodwill and other indefinitely lived intangible assets

Goodwill

At September 30, 2021, we had $805,333 of goodwill representing 20% of our total assets.  Goodwill is tested for impairment at the reporting unit level on an annual basis and more often if an event occurs or circumstances change that indicate the fair value of a reporting unit may be below its carrying amount.

The identification of reporting units and consideration of the aggregation of components into a single reporting unit under U.S. GAAP requires management judgment.  The impairment test consists of comparing the fair value of reporting units, determined using discounted cash flows, with their carrying amount including goodwill.  If the carrying amount of the reporting unit exceeds its fair value, we compare the implied fair value of goodwill with its carrying amount.  If the carrying amount of goodwill exceeds the implied fair value of goodwill, an impairment loss would be recognized to reduce the carrying amount to its implied fair value.

During the fourth quarter, we completed our annual goodwill impairment test as of July 31, 2021 for the fiscal year ended September 30, 2021. The results of our annual goodwill impairment test performed as of July 31, 2021, indicated the estimated fair value of each reporting unit was in excess of its carrying value, and accordingly, no impairment existed.

Indefinitely lived intangible asset

We have one indefinitely lived intangible asset consisting of the Woodward L’Orange trade name.  At September 30, 2021, the carrying value of the Woodward L’Orange trade name intangible asset was $67,245, representing 2% of our total assets.  The Woodward L’Orange trade name intangible asset is tested for impairment on an annual basis and more often if an event occurs or circumstances change that indicate the fair value of the Woodward L’Orange intangible asset may be below its carrying amount.  The impairment test consists of comparing the fair value of the Woodward L’Orange trade name intangible asset, determined using discounted cash flows based on the relief from royalty method under the income approach, with its carrying amount.  If the carrying amount of the Woodward L’Orange trade name intangible asset exceeds its fair value, an impairment loss would be recognized to reduce the carrying amount to its fair value.  Woodward has not recorded any impairment charges associated with the indefinitely lived intangible asset.

During the fourth quarter, we completed the annual impairment test, for the fiscal year ended September 30, 2021, of the Woodward L’Orange trade name intangible asset as of July 31, 2021.  The results of the annual impairment test performed as of July 31, 2021 indicated the estimated fair value of the Woodward L’Orange trade name intangible asset was in excess of its carrying value, and accordingly, no impairment existed.

As part of our ongoing monitoring efforts to assess goodwill and the Woodward L’Orange trade name indefinite lived asset for possible indications of impairment, we will continue to consider a wide variety of factors, including but not limited to the global economic environment and its potential impact on our business.  There can be no assurance that our estimates and assumptions regarding forecasted cash flows of certain reporting units or the Woodward L’Orange business, the current economic environment, or the other inputs used in forecasting the present value of forecasted cash flows will prove to be accurate projections of future performance.

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

Foreign Currency Exchange Rate Risk, Interest Rate Risk, and Related Hedging Activities

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

The percentages of our net sales denominated in a currency other than the USD were as follows:

	For the Year Ended September 30,
	2021	2020
Functional currency:
EUR	14.2%	14.7%
RMB	8.0%	6.8%
JPY	1.3%	1.7%
GBP	2.6%	2.2%
All other foreign currencies	1.5%	1.3%
	27.6%	26.7%

Currency exchange rates vary daily and often one currency strengthens against the USD while another currency weakens.  Because of the complex interrelationship of our worldwide supply chains and distribution channels, it is difficult to quantify the impact of a particular change in exchange rates.

We use derivative instruments as risk management tools that involve complexity and are not used for trading or speculative purposes. From time to time, we will enter into a foreign currency exchange rate contract to hedge against changes in foreign currency exchange rates on liabilities expected to be settled at a future date.  Market risk arises from the potential adverse effects on the value of derivative instruments that result from a change in foreign currency exchange rates.  We minimize this market risk by establishing and monitoring parameters that limit the types of, and degree to which we enter into, derivative instruments.  We enter into derivative instruments for risk management purposes only.  We do not enter into or issue derivatives for trading or speculative purposes.  As of September 30, 2021 and 2020, we had no open foreign currency exchange rate contracts and all previous exchange rate derivative instruments were settled or terminated.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Woodward, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Woodward, Inc. and subsidiaries (the "Company") as of September 30, 2021 and 2020, the related consolidated statements of earnings, comprehensive earnings, shareholders' equity, and cash flows, for each of the three years in the period ended September 30, 2021, and the related notes (collectively referred to as the "financial statements"). We also have audited the Company’s internal control over financial reporting as of September 30, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2021, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by COSO.

Basis for Opinions

The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the financial statements included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures to respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Intangible Assets, net – Trade name — Refer to Notes 1 and 14 to the financial statements

Critical Audit Matter Description

The Company has one indefinitely lived intangible asset consisting of the Woodward L’Orange trade name (“trade name”).  As of September 30, 2021, the carrying value of the trade name is $67.2 million. The trade name is tested for impairment on an annual basis and more often if an event occurs or circumstances change that indicate the fair value of the trade name may be below its carrying amount. The Company completed its annual impairment test of the trade name as of July 31, 2021. The results of impairment test indicated the estimated fair value of the trade name was in excess of its carrying value and, accordingly, no impairment existed.

The fair value of the trade name was determined using discounted cash flows based on the relief from royalty method under the income approach.  This method incorporates various estimates and assumptions, the most significant being projected revenue growth rates, royalty rates and the present value of the forecasted cash flows based on the discount rate and terminal growth rate. The Company projects revenue growth rates and cash flows based on Woodward L’Orange’s current operational results, expected performance and operational strategies over a five-year period.  These projections are adjusted to reflect current economic conditions and demand for certain products and require considerable management judgment. Changes in these estimates and assumptions can have a significant impact on the fair value.

We identified the fair value of the trade name as a critical audit matter because of the significant judgments and assumptions management makes related to the projection of revenue growth rates and the selection of the discount rate, terminal growth rate and royalty rate. This required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists, when performing audit procedures to evaluate the reasonableness of management’s projection of revenue growth rates and selection of the discount rate, terminal growth rate and royalty rate.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the projection of revenue growth rates and selection of the discount rate, terminal growth rate, and royalty rate used in determining the fair value of the trade name included the following, among others:

•

We tested the effectiveness of controls over the fair value of the trade name, including those over the projection of revenue growth rates and the selection of the discount rate, terminal growth rate and royalty rate.

•	With the assistance of our fair value specialists, we evaluated the reasonableness of the discount rate, terminal growth rate, and royalty rate by:
−

Testing the source information underlying the determination of the discount rate, terminal growth rate and royalty rate and recalculating the mathematical accuracy of management’s calculation of the discount rate

−	Developing a range of independent estimates over the discount rate and terminal growth rate and comparing those to the discount and terminal growth rates selected by management
−	Comparing the royalty rate from comparable licensing agreements to the rate selected by management
−	Searching for any events which could adversely impact the fair value of the brand
•	We evaluated the reasonableness of management’s projected revenue growth rates by:
−	Comparing management’s projections to:
−	Historical revenue results for Woodward L’Orange
−	Internal communications to management and the board of directors
−	Analyst and industry reports
−	Peer company forecasts
−

Considering the impact of changes in management’s projections from the July 31, 2021, annual assessment date to September 30, 2021 by comparing actual results for the period to management projections within the original valuation model.

/s/ DELOITTE & TOUCHE LLP

Denver, Colorado

November 19, 2021

We have served as the Company's auditor since 2008.

WOODWARD, INC.

CONSOLIDATED STATEMENTS OF EARNINGS

(In thousands, except per share amounts)

	Year Ended September 30,
	2021	2020	2019
Net sales	$2,245,832	$2,495,665	$2,900,197
Costs and expenses:
Cost of goods sold	1,694,774	1,855,422	2,192,654
Selling, general and administrative expenses	186,866	217,710	211,205
Research and development costs	117,091	133,134	159,107
Impairment of assets sold	—	37,902	—
Restructuring charges	5,008	22,216	—
Gain on cross-currency interest rate swaps, net	—	(30,481)	—
Interest expense	34,282	35,811	44,001
Interest income	(1,495)	(1,764)	(1,413)
Other (income) expense, net	(36,493)	(56,166)	(25,969)
Total costs and expenses	2,000,033	2,213,784	2,579,585
Earnings before income taxes	245,799	281,881	320,612
Income tax expense	37,150	41,486	61,010
Net earnings	$208,649	$240,395	$259,602

Earnings per share:
Basic earnings per share	$3.30	$3.86	$4.19
Diluted earnings per share	$3.18	$3.74	$4.02

Weighted Average Common Shares Outstanding:
Basic	63,287	62,267	61,950
Diluted	65,555	64,209	64,498

See accompanying Notes to Consolidated Financial Statements

WOODWARD, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS

(In thousands)

	Year Ended September 30,
	2021	2020	2019
Net earnings	$208,649	$240,395	$259,602

Other comprehensive earnings:
Foreign currency translation adjustments	8,628	15,668	(16,554)
Net gain (loss) on foreign currency transactions designated as hedges of net investments in foreign subsidiaries	592	(3,199)	2,682
Taxes on changes on foreign currency translation adjustments	(1,433)	75	476
Foreign currency translation and transactions adjustments, net of tax	7,787	12,544	(13,396)

Unrealized (loss) gain on fair value adjustment of derivative instruments	(1,672)	(18,262)	47,759
Reclassification of net realized (gains) losses on derivatives to earnings	(3,702)	2,134	(31,446)
Taxes on changes on derivative transactions	234	626	(326)
Derivative adjustments, net of tax	(5,140)	(15,502)	15,987

Minimum retirement benefit liability adjustments:
Net gain (loss) arising during the period	27,809	20,179	(43,817)
Prior service cost arising during the period	(611)	—	(601)
Amortization of:
Prior service cost	995	962	704
Net loss	1,502	2,523	955
Foreign currency exchange rate changes on minimum retirement benefit liabilities	(855)	(1,672)	1,318
Taxes on changes on minimum retirement benefit liability adjustments	(7,312)	(5,522)	10,531
	21,528	16,470	(30,910)
Total comprehensive earnings	$232,824	$253,907	$231,283

See accompanying Notes to Consolidated Financial Statements

WOODWARD, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	September 30,	September 30,
	2021	2020
ASSETS
Current assets:
Cash and cash equivalents, including restricted cash of $1,907 and $3,497, respectively	$448,462	$153,270
Accounts receivable, less allowance for uncollectible amounts of $3,664 and $8,359, respectively	523,051	537,987
Inventories	419,971	437,943
Income taxes receivable	12,071	28,879
Other current assets	61,168	52,786
Total current assets	1,464,723	1,210,865
Property, plant and equipment, net	950,569	997,415
Goodwill	805,333	808,252
Intangible assets, net	559,289	606,711
Deferred income tax assets	14,066	14,658
Other assets	297,024	265,435
Total assets	$4,091,004	$3,903,336
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$728	$101,634
Accounts payable	170,909	134,242
Income taxes payable	11,481	4,662
Accrued liabilities	183,139	151,794
Total current liabilities	366,257	392,332
Long-term debt, less current portion	734,122	736,849
Deferred income tax liabilities	157,936	163,573
Other liabilities	617,908	617,905
Total liabilities	1,876,223	1,910,659
Commitments and contingencies (Note 22)
Stockholders' equity:
Preferred stock, par value $0.003 per share, 10,000 shares authorized, no shares issued	—	—
Common stock, par value $0.001455 per share, 150,000 shares authorized, 72,960 shares issued	106	106
Additional paid-in capital	261,735	231,936
Accumulated other comprehensive losses	(65,619)	(89,794)
Deferred compensation	7,949	9,222
Retained earnings	2,600,513	2,427,905
	2,804,684	2,579,375
Treasury stock at cost, 9,702 shares and 10,277 shares, respectively	(581,954)	(577,476)
Treasury stock held for deferred compensation, at cost, 167 shares and 199 shares, respectively	(7,949)	(9,222)
Total stockholders' equity	2,214,781	1,992,677
Total liabilities and stockholders' equity	$4,091,004	$3,903,336

See accompanying Notes to Consolidated Financial Statements

WOODWARD, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended September 30,
	2021	2020	2019
Cash flows from operating activities:
Net earnings	$208,649	$240,395	$259,602
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	129,524	131,158	142,004
Impairment of assets sold	—	37,902	—
Net (gain) loss on sales of assets and businesses	(4,452)	(23,598)	1,925
Net (gain) on cross-currency interest rate swaps	—	(30,481)	—
Stock-based compensation	21,475	22,902	18,146
Deferred income taxes	(11,964)	1,311	(10,065)
Changes in operating assets and liabilities:
Trade accounts receivable	41,241	52,095	841
Unbilled receivables (contract assets)	(16,491)	(22,028)	(31,353)
Costs to fulfill a contract	(19,761)	(27,446)	(20,656)
Inventories	18,871	61,019	(49,185)
Accounts payable and accrued liabilities	61,793	(153,318)	48,004
Contract liabilities	24,848	25,882	29,082
Income taxes	21,509	(37,099)	2,083
Retirement benefit obligations	(6,848)	(3,777)	(3,705)
Other	(3,725)	74,574	3,885
Net cash provided by operating activities	464,669	349,491	390,608

Cash flows from investing activities:
Payments for purchase of property, plant, and equipment	(37,689)	(47,087)	(99,066)
Proceeds from sale of assets	154	30,173	1,010
Proceeds from business divestiture	—	10,443	—
Proceeds from sales of short-term investments	16,575	12,700	22,252
Payments for purchases of short-term investments	(14,337)	(13,109)	(26,723)
Net cash used in investing activities	(35,297)	(6,880)	(102,527)

Cash flows from financing activities:
Cash dividends paid	(36,041)	(37,664)	(39,066)
Proceeds from sales of treasury stock	34,706	24,969	36,044
Payments for repurchases of common stock	(33,344)	(13,346)	(110,311)
Borrowings on revolving lines of credit and short-term borrowings	74,400	1,248,135	1,683,542
Payments on revolving lines of credit and short-term borrowings	(74,400)	(1,510,746)	(1,690,035)
Payments of long-term debt and finance lease obligations	(101,639)	(1,590)	(143,535)
Payments for debt financing costs	—	—	(2,238)
Net cash used in financing activities	(136,318)	(290,242)	(265,599)
Effect of exchange rate changes on cash and cash equivalents	2,138	1,828	(7,003)
Net change in cash and cash equivalents	295,192	54,197	15,479
Cash and cash equivalents, including restricted cash, at beginning of year	153,270	99,073	83,594
Cash and cash equivalents, including restricted cash, at end of year	$448,462	$153,270	$99,073

See accompanying Notes to Consolidated Financial Statements

WOODWARD, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except per share amounts)

	Number of shares			Stockholders' equity
						Accumulated other comprehensive (loss) earnings
	Common stock	Treasury stock	Treasury stock held for deferred compensation	Common stock	Additional paid-in capital	Foreign currency translation adjustments	Unrealized derivative gains (losses)	Minimum retirement benefit liability adjustments	Total accumulated other comprehensive (loss) earnings	Deferred compensation	Retained earnings	Treasury stock at cost	Treasury stock held for deferred compensation	Total stockholders' equity
Balances as of September 30, 2018	72,960	(11,203)	(202)	$106	$185,705	$(39,794)	$(20,942)	$(14,206)	$(74,942)	$8,431	$1,966,643	$(539,408)	$(8,431)	$1,538,104
Cumulative effect from adoption of ASC 606	—	—	—	—	—	(45)	—	—	(45)	—	38,745	—	—	38,700
Cumulative effect from adoption of ASU 2016-16	—	—	—	—	—	—	—	—	—	—	(1,005)	—	—	(1,005)
Net earnings	—	—	—	—	—	—	—	—	—	—	259,602	—	—	259,602
Other comprehensive income (loss), net of tax	—	—	—	—	—	(13,396)	15,987	(30,910)	(28,319)	—	—	—	—	(28,319)
Cash dividends paid ($0.6300 per share)	—	—	—	—	—	—	—	—	—	—	(39,066)	—	—	(39,066)
Purchases of treasury stock	—	(1,102)	—	—	—	—	—	—	—	—	—	(110,311)	—	(110,311)
Sales of treasury stock	—	1,107	—	—	(5,904)	—	—	—	—	—	—	41,948	—	36,044
Common shares issued from treasury stock for benefit plans	—	158	—	—	9,173	—	—	—	—	—	—	5,673	—	14,846
Stock-based compensation	—	—	—	—	18,146	—	—	—	—	—	—	—	—	18,146
Purchases and transfers of stock by/to deferred compensation plan	—	—	(14)	—	—	—	—	—	—	1,193	—	—	(1,193)	—
Distribution of stock from deferred compensation plan	—	—	5	—	—	—	—	—	—	(242)	—	—	242	—
Balances as of September 30, 2019	72,960	(11,040)	(211)	$106	$207,120	$(53,235)	$(4,955)	$(45,116)	$(103,306)	$9,382	$2,224,919	$(602,098)	$(9,382)	$1,726,741

Balances as of September 30, 2019	72,960	(11,040)	(211)	$106	$207,120	$(53,235)	$(4,955)	$(45,116)	$(103,306)	$9,382	$2,224,919	$(602,098)	$(9,382)	$1,726,741
Cumulative effect from adoption of ASC 842	—	—	—	—	—	—	—	—	—	—	255	—	—	255
Net earnings	—	—	—	—	—	—	—	—	—	—	240,395	—	—	240,395
Other comprehensive earnings (loss), net of tax	—	—	—	—	—	12,544	(15,502)	16,470	13,512	—	—	—	—	13,512
Cash dividends paid ($0.6050 per share)	—	—	—	—	—	—	—	—	—	—	(37,664)	—	—	(37,664)
Purchases of treasury stock	—	(124)	—	—	—	—	—	—	—	—	—	(13,346)	—	(13,346)
Sales of treasury stock	—	763	—	—	(7,506)	—	—	—	—	—	—	32,640	—	25,134
Common shares issued from treasury stock for benefit plans	—	124	—	—	9,420	—	—	—	—	—	—	5,328	—	14,748
Stock-based compensation	—	—	—	—	22,902	—	—	—	—	—	—	—	—	22,902
Purchases and transfers of stock by/to deferred compensation plan	—	—	(6)	—	—	—	—	—	—	681	—	—	(681)	—
Distribution of stock from deferred compensation plan	—	—	18	—	—	—	—	—	—	(841)	—	—	841	—
Balances as of September 30, 2020	72,960	(10,277)	(199)	$106	$231,936	$(40,691)	$(20,457)	$(28,646)	$(89,794)	$9,222	$2,427,905	$(577,476)	$(9,222)	$1,992,677

Balances as of September 30, 2020	72,960	(10,277)	(199)	$106	$231,936	$(40,691)	$(20,457)	$(28,646)	$(89,794)	$9,222	$2,427,905	$(577,476)	$(9,222)	$1,992,677
Net earnings	—	—	—	—	—	—	—	—	—	—	208,649	—	—	208,649
Other comprehensive earnings (loss), net of tax	—	—	—	—	—	7,787	(5,140)	21,528	24,175	—	—	—	—	24,175
Cash dividends paid ($0.5688 per share)	—	—	—	—	—	—	—	—	—	—	(36,041)	—	—	(36,041)
Purchases of treasury stock	—	(404)	—	—	—	—	—	—	—	—	—	(45,860)	—	(45,860)
Sales of treasury stock	—	851	—	—	(1,218)	—	—	—	—	—	—	36,024	—	34,806
Common shares issued from treasury stock for benefit plans	—	128	—	—	9,542	—	—	—	—	—	—	5,358	—	14,900
Stock-based compensation	—	—	—	—	21,475	—	—	—	—	—	—	—	—	21,475
Purchases and transfers of stock by/to deferred compensation plan	—	—	(3)	—	—	—	—	—	—	393	—	—	(393)	—
Distribution of stock from deferred compensation plan	—	—	35	—	—	—	—	—	—	(1,666)	—	—	1,666	—
Balances as of September 30, 2021	72,960	(9,702)	(167)	$106	$261,735	$(32,904)	$(25,597)	$(7,118)	$(65,619)	$7,949	$2,600,513	$(581,954)	$(7,949)	$2,214,781

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

Nature of operations

Woodward is an independent designer, manufacturer, and service provider of energy control and optimization solutions.  Woodward designs, produces and services reliable, efficient, low-emission, and high-performance energy control products for diverse applications in challenging environments.  Woodward has significant production and assembly facilities primarily in the United States, Europe and Asia, and promotes its products and services through its worldwide locations.

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

Woodward’s components and integrated systems optimize performance of commercial aircraft, defense aircraft, military ground vehicles and other equipment, gas and steam turbines, industrial diesel, gas, biodiesel and dual-fuel reciprocating engines, and electrical power systems.  Woodward’s innovative motion, fluid, combustion and electrical energy control systems help its customers offer more cost-effective, cleaner, and more reliable equipment.

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

The Company is exposed to market risks related to fluctuations in foreign currency exchange rates because some sales transactions, and certain assets and liabilities of its domestic and foreign subsidiaries, are denominated in foreign currencies.  Selling, general, and administrative expenses include a net foreign currency loss of $1,986 in fiscal year 2021, a net foreign currency gain of $194 in fiscal year 2020, and a net foreign currency loss of $1,018 in fiscal year 2019.

Revenue recognition:  Revenue is recognized on contracts with customers for arrangements in which quantities and pricing are fixed and/or determinable and are generally based on customer purchase orders, often within the framework of a long-term supply arrangement with the customer.  Woodward has determined that it is the principal in its sales transactions, as Woodward is primarily responsible for fulfilling the promised performance obligations, has discretion to establish the selling price, and generally assumes the inventory risk.  Woodward recognizes revenue for performance obligations within a customer contract when control of the associated product or service is transferred to the customer.  Some of Woodward’s contracts with customers contain a single performance obligation, while other contracts contain multiple performance obligations.  Each product within a contract generally represents a separate performance obligation as Woodward does not provide significant installation and integration services, the products do not customize each other, and the products can function independently of each other.

A contract's transaction price is allocated to each performance obligation and recognized as revenue when, or as, the customer obtains control of the associated product or service.  When there are multiple performance obligations within a contract, Woodward generally uses the observable standalone sales price for each distinct product or service within the contract to allocate the transaction price to the distinct products or services.  In instances when a standalone sales price for each product or service is not observable within the contract, Woodward allocates the transaction price to each performance obligation using an estimate of the standalone selling price for each product or service, which is generally based on incurred costs plus a reasonable margin, for each distinct product or service in the contract.

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

Point in time and over time revenue recognition:  Control of the products generally transfers to the customer at a point in time, as the customer does not control the products as they are produced.  Performance obligations are satisfied and revenue is recognized over time if: (i) the customer receives the benefits as Woodward performs work, if the customer controls the asset as it is being enhanced, or if the product being produced for the customer has no alternative use to Woodward; and (ii) Woodward has an enforceable right to payment with a profit. For products being produced for the customer that have no alternative use to Woodward and Woodward has an enforceable right to payment with a profit, and where the products are substantially the same and have the same pattern of transfer to the customer, revenue is recognized as a series of distinct products. As Woodward satisfies manufacturing, repair and overhaul (“MRO”) performance obligations, revenue is recognized over time, as the customer, rather than Woodward, controls the asset being enhanced. When services are provided, revenue from those services is recognized over time because control is transferred continuously to customers as Woodward performs the work.

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

Occasionally, Woodward sells maintenance or service arrangements, extended warranties, or other stand ready services.  Woodward recognizes revenue from such arrangements as a series of performance obligations over the time period in which the services are available to the customer.

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

Woodward does not capitalize incremental costs of obtaining a contract, as Woodward does not pay sales commissions or incur other incremental costs related to contracts with Woodward’s customers for arrangements in which quantities and pricing are fixed and/or determinable.

Contract liabilities:  Advance payments and billings in excess of revenue recognized represent contract liabilities and are recorded as deferred revenues when customers remit contractual cash payments in advance of Woodward satisfying performance obligations under contractual arrangements, including those with performance obligations satisfied over time.  Woodward generally receives advance payments from customers related to maintenance or service arrangements, extended warranties, or other stand ready services, which it recognizes over the performance period.  Contract liabilities are satisfied when revenue is recognized and the performance obligation is satisfied.  Advance payments and billings in excess of revenue recognized are included in deferred revenue, which is classified as current or noncurrent based on the timing of when Woodward expects to recognize revenue.

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

Accounts receivable:  Almost all of Woodward’s sales are made on credit and result in accounts receivable, which are recorded at the amount invoiced and are generally not collateralized.  In the normal course of business, not all accounts receivable are collected and, therefore, an allowance for uncollectible amounts is provided equal to the amount that Woodward believes ultimately will not be collected, either from credit risk or other adjustments to the original selling price or anticipated cash discounts.  In establishing the amount of the allowance related to the credit risk of accounts receivable, customer-specific information is considered related to delinquent accounts, past loss experience, bankruptcy filings, deterioration in the customer’s operating results or financial position, current and forecasted economic conditions, and other relevant factors.  Bad debt losses are deducted from the allowance, and the related accounts receivable balances are written off when the receivables are deemed uncollectible.  Recoveries of accounts receivable previously written off are recognized when received.  The allowance associated with anticipated other adjustments to the selling price or cash discounts is also established and is included in the allowance for uncollectible amounts.  In establishing this amount, both customer-specific information as well as historical experience is considered.

In coordination with its customers and when terms are considered favorable to Woodward, Woodward from time-to-time transfers ownership to collect amounts due to Woodward for outstanding accounts receivable to third parties in exchange for cash.  When the transfer of accounts receivable meets the criteria of Financial Accounting Standards Board (“FASB”) ASC Topic 860-10, “Transfers and Servicing,” and are without recourse, it is recognized as a sale and the accounts receivable is derecognized.

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

Estimated lives over which fixed assets are generally depreciated at September 30, 2021 were as follows:

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

Leases:  Right-of-use (“ROU”) assets and lease liabilities are recognized at the lease commencement date based on the estimated present value of the remaining fixed lease payments over the lease term.  In determining the estimated present value of lease payments, Woodward discounts the fixed lease payments using the rate implicit in the agreement or, if the implicit rate is not known, using the incremental borrowing rate.  Woodward’s incremental borrowing rate is based on the information available at the lease commencement date, with consideration given to Woodward’s recent debt issuances as well as publicly available data for instruments with similar characteristics.

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

Based on the results of Woodward’s annual goodwill impairment testing, no impairment charges were recorded in the year ended September 30, 2021 or since the goodwill was originally recorded due to the annual goodwill impairment test.

Other intangibles:  Other intangibles are recognized apart from goodwill whenever an acquired intangible asset arises from contractual or other legal rights, or whenever it is capable of being separated or divided from the acquired entity and sold, transferred, licensed, rented, or exchanged, either individually or in combination with a related contract, asset, or liability.  Woodward amortizes the cost of other intangibles over their useful lives unless such lives are deemed indefinite.  The cost of finite-lived other intangibles are amortized over their respective useful life using patterns that reflect the periods over which the economic benefits of the assets are expected to be realized.  Amortization expense is allocated to cost of goods sold and selling, general, and administrative expenses based on the nature of the intangible asset.  Finite-lived other intangible assets are reviewed for impairment whenever an event occurs or circumstances change indicating that the related carrying amount of the other intangible asset may not be recoverable.  Impairment losses are recognized if the carrying amount of an intangible is both not recoverable and exceeds its fair value.

Woodward has recorded no impairment charges related to its other intangibles as of September 30, 2021 or since the other intangibles were originally recorded due to the annual goodwill impairment test.

Estimated lives over which intangible assets are amortized at September 30, 2021 were as follows:

Customer relationships and contracts	15	–	30	years
Intellectual property	15	–	17	years
Process technology	10	–	30	years

Woodward has one indefinitely lived intangible asset consisting of the Woodward L’Orange trade name.  The Woodward L’Orange trade name intangible asset is tested for impairment on an annual basis and more often if an event occurs or circumstances change that indicate the fair value of the Woodward L’Orange intangible asset may be below its carrying amount.  The impairment test consists of comparing the fair value of the Woodward L’Orange trade name intangible asset, determined using discounted cash flows, with its carrying amount.  If the carrying amount of the Woodward L’Orange intangible asset exceeds its fair value, an impairment loss would be recognized to reduce the carrying amount to its fair value.  Woodward has not recorded any impairment charges.

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

If such facts indicate a potential impairment, the Company would assess the recoverability of an asset group by determining if the carrying amount of the asset group exceeds the sum of the projected undiscounted cash flows expected to result from the use and eventual disposition of the assets over the remaining economic life of the primary asset in the asset group.  If the recoverability test indicates that the carrying amount of the asset group is not recoverable, the Company will estimate the fair value of the asset group using appropriate valuation methodologies, which would typically include an estimate of discounted cash flows.  Any impairment would be measured as the difference between the asset group’s carrying amount and its estimated fair value.

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

From time to time, in order to hedge against foreign currency exposure, Woodward designates certain non-derivative financial instrument loans as net investment hedges.  Foreign exchange gains or losses on these loans are recognized in foreign currency translation adjustments within total comprehensive (losses) earnings.  Also, to hedge against the foreign currency exposure attributable to non-functional currency denominated intercompany loans, Woodward has entered into derivative instruments in fair value hedging relationships and cash flow hedging relationships.

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

Note 2.  New accounting standards

From time to time, the Financial Accounting Standards Board (“FASB”) or other standards setting bodies issue new accounting pronouncements.  Updates to the FASB Accounting Standards Codification (“ASC”) are communicated through issuance of an Accounting Standards Update (“ASU”).  Recently adopted or anticipated impacts of significant future ASU’s are described below, as applicable.

In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” The purpose of ASU 2020-04 is to provide optional guidance for a limited time to ease the potential burden in accounting for, or recognizing the effects of, reference rate reform on financial reporting.  In response to concerns about structural risks of interbank offered rates, and, in particular, the risk of cessation of the London Interbank Offered Rate (LIBOR), reference rate reform refers to a global initiative to identify alternative reference rates that are more observable or transaction-based and less susceptible to manipulation. ASU 2020-04 is effective for all entities as of March 12, 2020 through December 31, 2022.  Once elected for a topic or an industry subtopic, the amendments in ASU 2020-04 must be applied prospectively for all eligible contract modifications for that topic or industry subtopic. Woodward has assessed the accounting and financial impact of ASU 2020-04, and concluded no financial assets or liabilities, including those involved in hedging relationships, will be materially impacted as a result of the cessation of LIBOR.  Accordingly, Woodward will not elect to apply the amendments in ASU 2020-04 for contract modifications.

In December 2019, the FASB issued ASU 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes.” ASU 2019-12 amends ASC 740 to simplify the accounting for income taxes by removing certain exceptions for investments, intraperiod allocations and interim calculations, and adding guidance to reduce complexity in the accounting standard under the FASB’s simplification initiative.  ASU 2019-12 is effective for public entities for fiscal years beginning after December 15, 2020 (fiscal year 2022 for Woodward).  Upon adoption, the amendments in ASU 2019-12 should be applied on a prospective basis to all periods presented.  Woodward elected to early adopt the new guidance effective January 1, 2021, which did not have a material effect on the Consolidated Financial Statements.

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.”  ASU 2016-13 adds a current expected credit loss (“CECL”) impairment model to U.S. GAAP that is based on expected losses rather than incurred losses.  Modified retrospective adoption is required with any cumulative-effect adjustment recorded to retained earnings as of the beginning of the period of adoption.  ASU 2016-13 is effective for fiscal years beginning after December 15, 2019 (fiscal year 2021 for Woodward), including interim periods within the year of adoption.  Woodward adopted ASU 2016‐13, and all applicable amendments, on October 1, 2020 using the modified retrospective adoption method. Based on the nature of the Company’s financial instruments included within the scope of this standard, the adoption did not have a material effect on the Consolidated Financial Statements. See details of the Company’s allowance for uncollectible amounts and change in expected credit losses for billed receivables and unbilled receivables (contract assets) at Note 3, Revenue.

Note 3.  Revenue

Sales of Products

Woodward primarily generates revenue through the manufacture and sale of engineered aerospace and industrial products, including revenue derived from MRO performance obligations performed on products originally manufactured by Woodward and subsequently returned by OEM or other end-user customers.  The majority of Woodward’s costs incurred to satisfy MRO performance obligations are related to replacing and/or refurbishing component parts of the returned products to restore the units back to a condition generally comparable to that of the unit upon its initial sale to an OEM customer.  Therefore, Woodward considers almost all of its revenue to be derived from product sales, including those related to MRO.

	Year Ended September 30,
	2021	2020	2019
Manufactured products	86%	86%	86%
MRO	13%	12%	12%
Services	1%	2%	2%

Point in time and over time revenue recognition

The amount of revenue recognized as point in time or over time follows:

	For the Year Ended September 30,
	2021			2020			2019
	Aerospace	Industrial	Consolidated	Aerospace	Industrial	Consolidated	Aerospace	Industrial	Consolidated
Point in time	$481,422	$527,233	$1,008,655	$590,817	$592,157	$1,182,974	$762,042	$634,219	$1,396,261
Over time	922,695	314,482	1,237,177	1,000,146	312,545	1,312,691	1,118,478	385,458	1,503,936
Total net sales	$1,404,117	$841,715	$2,245,832	$1,590,963	$904,702	$2,495,665	$1,880,520	$1,019,677	$2,900,197

Material Rights and Costs to Fulfill a Contract

Amounts recognized related to changes in estimated total lifetime sales for material rights and costs to fulfill contracts with customers follows:

	For the Year Ended September 30,
	2021	2020	2019
Revenue	$2,671	$6,784	$6,017
Cost of goods sold	1,961	6,638	9,580

Amounts recognized related to amortization of costs to fulfill contracts and contract liabilities, which were not related to changes in estimate, follows:

	For the Year Ended September 30,
	2021	2020	2019
Revenue	$4,455	$1,664	$719
Cost of goods sold	3,466	1,241	376

As of September 30, 2021, “Other assets” on the Consolidated Balance Sheets included $152,885 of capitalized costs to fulfill contracts with customers, compared to $133,349 as of September 30, 2020.

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

Accounts receivable consisted of the following:

	September 30, 2021	September 30, 2020
Billed receivables
Trade accounts receivable	$298,951	$307,914
Other (Chinese financial institutions)	23,168	56,640
Total billed receivables	322,119	364,554
Current unbilled receivables (contract assets)	204,596	181,792
Total accounts receivable	526,715	546,346
Less: Allowance for uncollectible amounts	(3,664)	(8,359)
Total accounts receivable, net	$523,051	$537,987

As of September 30, 2021, “Other assets” on the Consolidated Balance Sheets includes $9,424 of unbilled receivables not expected to be invoiced and collected within a period of twelve months, compared to $16,751 as of September 30, 2020.  Unbilled receivables not expected to be invoiced and collected within a period of twelve months are primarily attributable to customer delays for deliveries on firm orders in the Aerospace segment due to the impacts of the COVID-19 pandemic.

Billed and unbilled accounts receivable from the U.S. Government were less than 10% of total billed and unbilled accounts receivable at September 30, 2021 and September 30, 2020.

The allowance for uncollectible amounts and change in expected credit losses for trade accounts receivable and unbilled receivables (contract assets) consisted of the following:

	Year Ended September 30,
	2021	2020	2019
Balance, beginning	$8,359	$8,936	$3,938
Charged to costs and expenses, or sales allowance	2,382	4,735	5,927
Deductions	(7,255)	(5,342)	(1,180)
Other additions[1]	178	30	251
Balance, ending	$3,664	$8,359	$8,936
(1)	Includes effects of foreign exchange rate changes during the period.

Woodward adopted ASU 2016-13 on October 1, 2021.  The change in the allowance for uncollectible amounts during the fiscal year ended September 30, 2020 and 2019 is based on incurred losses rather than expected credit losses per the CECL impairment model.

Contract liabilities

Contract liabilities consisted of the following:

	September 30, 2021		September 30, 2020
	Current	Noncurrent	Current	Noncurrent
Deferred revenue from material rights from GE joint venture formation	$4,771	$234,237	$4,066	$234,240
Deferred revenue from advanced invoicing and/or prepayments from customers	4,192	290	3,239	85
Liability related to customer supplied inventory	14,169	—	14,955	—
Deferred revenue from material rights related to engineering and development funding	6,395	151,797	2,360	132,317
Net contract liabilities	$29,527	$386,324	$24,620	$366,642

The current portion of contract liabilities is included in “Accrued liabilities” and the noncurrent portion is included in “Other liabilities” of Woodward’s Consolidated Balance Sheets.  Woodward recognized revenue of $19,925 in the year ended September 30, 2021 from contract liabilities balances recorded as of September 30, 2020, compared to $29,579 in the year ended September 30, 2020 from contract liabilities balances recorded as of September 30, 2019.

Woodward recognized revenue of $71,517 for the fiscal year 2021, compared to $79,569 for the fiscal year 2020 and $98,061 for fiscal year 2019, related to noncash consideration received from customers.  The Aerospace segment recognized $69,195 for the fiscal year ended September 30, 2021, compared to $78,179 for the fiscal year ended September 30, 2020 and $96,762 for the fiscal year ended September 30, 2019, while the Industrial segment recognized $2,322 for the fiscal year ended September 30, 2021 compared to $1,390 for the fiscal year ended September 30, 2020 and $1,299 for the fiscal year ended September 30, 2019.

Remaining performance obligations

Remaining performance obligations related to the aggregate amount of the total contract transaction price of firm orders for which the performance obligation has not yet been recognized in revenue as of September 30, 2021 was $1,283,311, compared to $1,454,406 as of September 30, 2020, the majority of which in both periods relate to Woodward’s Aerospace segment.  Woodward expects to recognize almost all of these remaining performance obligations within two years after September 30, 2021.

Remaining performance obligations related to material rights that have not yet been recognized in revenue as of September 30, 2021 was $471,133, of which $11,265 is expected to be recognized in fiscal year 2022, and the balance is expected to be recognized thereafter.  Woodward expects to recognize revenue from performance obligations related to material rights over the life of the underlying programs, which may be as long as forty years.

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

Revenue by primary market for the Aerospace reportable segment was as follows:

	Year Ended September 30,
	2021	2020	2019
Commercial OEM	$386,543	$434,306	$659,336
Commercial aftermarket	306,547	399,843	497,795
Defense OEM	509,815	526,264	529,940
Defense aftermarket	201,212	230,550	193,449
Total Aerospace segment net sales	$1,404,117	$1,590,963	$1,880,520

Revenue by primary market for the Industrial reportable segment was as follows:

	Year Ended September 30,
	2021	2020	2019
Reciprocating engines	$639,946	$632,555	$751,136
Industrial turbines	201,769	222,366	210,064
Renewables[1]	—	49,781	58,477
Total Industrial segment net sales	$841,715	$904,702	$1,019,677

(1)	Sales in the renewables market were discontinued as of May 1, 2020 following the closing of the divestiture of the disposal group (see Note 10, Sale of businesses).

The customers who account for approximately 10% or more of net sales of each of Woodward’s reportable segments for the fiscal years ended September 30, 2021 and 2020 are as follows:

Customer
Aerospace	The Boeing Company, General Electric Company, Raytheon Technologies
Industrial	Rolls-Royce PLC, Weichai Westport, General Electric Company

Net sales by geographic area, as determined based on the location of the customer, were as follows:

	Year Ended September 30,
	2021			2020			2019
	Aerospace	Industrial	Consolidated	Aerospace	Industrial	Consolidated	Aerospace	Industrial	Consolidated
United States	$1,103,373	$174,750	$1,278,123	$1,231,004	$195,450	$1,426,454	$1,415,880	$212,184	$1,628,064
Germany	31,005	152,691	183,696	52,635	181,330	233,965	72,907	229,177	302,084
Europe, excluding Germany	95,984	195,957	291,941	122,938	214,033	336,971	178,905	252,511	431,416
China	35,286	178,983	214,269	38,359	171,526	209,885	47,492	167,337	214,829
Asia, excluding China	23,363	114,137	137,500	27,068	113,001	140,069	37,991	126,497	164,488
Other countries	115,106	25,197	140,303	118,959	29,362	148,321	127,345	31,971	159,316
Total net sales	$1,404,117	$841,715	$2,245,832	$1,590,963	$904,702	$2,495,665	$1,880,520	$1,019,677	$2,900,197

Note 4.  Earnings per share

Basic earnings per share is computed by dividing net earnings available to common stockholders by the weighted-average number of shares of common stock outstanding for the period.

Diluted earnings per share reflects the weighted-average number of shares outstanding after consideration of the dilutive effect of stock options and restricted stock.

The following is a reconciliation of net earnings to basic earnings per share and diluted earnings per share:

	Year Ended September 30,
	2021	2020	2019
Numerator:
Net earnings	$208,649	$240,395	$259,602
Denominator:
Basic shares outstanding	63,287	62,267	61,950
Dilutive effect of stock options and restricted stock units	2,268	1,942	2,548
Diluted shares outstanding	65,555	64,209	64,498
Income per common share:
Basic earnings per share	$3.30	$3.86	$4.19
Diluted earnings per share	$3.18	$3.74	$4.02

The following stock option grants were outstanding during the fiscal years ended September 30, 2021, 2020 and 2019, but were excluded from the computation of diluted earnings per share because their inclusion would have been anti-dilutive.

	Year Ended September 30,
	2021	2020	2019
Options	41	660	25
Weighted-average option price	$116.38	$104.45	$96.54

The weighted-average shares of common stock outstanding for basic and diluted earnings per share included the weighted-average treasury stock shares held for deferred compensation obligations of the following:

	Year Ended September 30,
	2021	2020	2019
Weighted-average treasury stock shares held for deferred compensation obligations	186	211	208

Note 5.  Leases

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

None of Woodward’s lease agreements contain significant residual value guarantees, restrictions, or covenants.  As of September 30, 2021, Woodward has not entered into any lease arrangements that have not yet commenced but would create significant rights and obligations.  Woodward does not have any lease transactions between related parties.

Lease-related assets and liabilities follows:

	Classification on Consolidated Balance Sheets	September 30, 2021	September 30, 2020
Assets:
Operating lease assets	Other assets	$19,370	$18,918
Finance lease assets	Property, plant and equipment, net	781	1,201
Total lease assets		20,151	20,119

Current liabilities:
Operating lease liabilities	Accrued liabilities	5,260	4,925
Finance lease liabilities	Current portion of long-term debt	728	1,634
Noncurrent liabilities:
Operating lease liabilities	Other liabilities	14,770	14,569
Finance lease liabilities	Long-term debt, less current portion	475	1,173
Total lease liabilities		$21,233	$22,301

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

Supplemental lease-related information follows:
	September 30, 2021	September 30, 2020
Weighted average remaining lease term
Operating leases	4.3 years	5.5 years
Finance leases	1.7 years	2.1 years
Weighted average discount rate
Operating leases	3.2%	3.2%
Finance leases	2.8%	3.0%

Lease-related expenses were as follows:
	Year Ended September 30,
	2021	2020
Operating lease expense	$6,559	$6,164
Amortization of financing lease assets	425	476
Interest on financing lease liabilities	58	87
Variable lease expense	1,495	1,101
Short-term lease expense	283	466
Sublease income[1]	(680)	(697)
Total lease expense	$8,140	$7,597
(1)	Relates to two separate subleases Woodward has entered into for a leased manufacturing building in Niles, Illinois.

Lease-related supplemental cash flow information was as follows:

	Year Ended September 30,
	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$5,707	$5,622
Operating cash flows for finance leases	58	87
Financing cash flows for finance leases	1,639	1,590
Right-of-use assets obtained in exchange for recorded lease obligations:
Operating leases	6,871	6,501
Finance leases	35	1,244

Maturities of lease liabilities were as follows:

Year Ending September 30:	Operating Leases	Finance Leases
2022	$5,759	$747
2023	4,470	334
2024	3,716	143
2025	3,048	5
2026	2,356	3
Thereafter	2,155	—
Total lease payments	21,504	1,232
Less: imputed interest	(1,474)	(29)
Total lease obligations	$20,030	$1,203

Lessor arrangements

Woodward has assessed its manufacturing contracts and concluded that certain of the contracts for the manufacture of customer products met the criteria to be considered a leasing arrangement (“embedded leases”) with Woodward as the lessor. The specific manufacturing contracts that met the criteria were those that utilized Woodward property, plant and equipment and which is substantially (more than 90%) dedicated to the manufacturing of the product(s) for a single customer. Woodward has dedicated manufacturing lines with four of its customers representing embedded leases, all of which qualified as operating leases with undefined quantities of future customer purchase commitments.

Although Woodward expects to allocate some portion of future net sales to these customers to embedded lessor arrangements, it cannot provide expected future undiscounted lease payments from property, plant and equipment leased to customers as of September 30, 2021. If, in the future, customers reduce purchases of related products from Woodward, the Company believes it will derive additional value from the underlying equipment by repurposing its use to support other customer arrangements.

Woodward recognizes revenue from the embedded lessor arrangements based on the value of the underlying dedicated property, plant, and equipment.  There are no fixed payments that the customers under the embedded lessor arrangements are obligated to pay.  Therefore, all the customer payments under the embedded lessor arrangements are considered variable with the associated leasing revenue recognized when the revenue from underlying product sale related to variable lease payment is recognized.  Revenue from contracts with customers that included embedded operating leases, which is included in “Net sales” at the Consolidated Statements of Earnings, was $6,305 for the fiscal year ended September 30, 2021, compared to $6,823 for the fiscal year ended September 30, 2020.

The carrying amount of property, plant and equipment leased to others through embedded leasing arrangements, included in “Property, plant and equipment, net” at the Consolidated Balance Sheets, follows:

	September 30, 2021	September 30, 2020
Property, plant and equipment leased to others through embedded leasing arrangements	$93,732	$76,655
Less accumulated depreciation	(35,733)	(29,819)
Property, plant and equipment leased to others through embedded leasing arrangements, net	$57,999	$46,836

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

Unamortized deferred revenue from material rights in connection with the JV formation included:

	September 30, 2021	September 30, 2020
Accrued liabilities	$4,771	$4,066
Other liabilities	234,237	234,240

Amortization of the deferred revenue (material right) recognized as an increase to sales was $4,191 for the fiscal year ended September 30, 2021, $5,493 for the fiscal year ended September 30, 2020, and $7,652 for the fiscal year ended September 30, 2019.

Woodward and GE jointly manage the JV and any significant decisions and/or actions of the JV require the mutual consent of both parties.  Neither Woodward nor GE has a controlling financial interest in the JV, but both Woodward and GE do have the ability to significantly influence the operating and financial decisions of the JV.  Therefore, Woodward is accounting for its 50% ownership interest in the JV using the equity method of accounting.  The JV is a related party to Woodward.  In addition, GE will continue to pay contingent consideration to Woodward consisting of fifteen annual payments of $4,894 each, which began on January 4, 2017, subject to certain claw-back conditions.  Woodward received its third and fourth annual payments of $4,894 during the three-months ended March 31, 2020 and March 31, 2021, respectively, which were recorded as deferred income and included in Net cash provided by operating activities on the Consolidated Statements of Cash Flows.  Neither Woodward nor GE contributed any tangible assets to the JV.

Other income related to Woodward’s equity interest in the earnings of the JV was as follows:

	For the Year Ended September 30,
	2021	2020	2019
Other income	$11,366	$15,580	$12,932

Cash distributions to Woodward from the JV, recognized in Net cash provided by operating activities on the Consolidated Statements of Cash Flows, from the JV include:

	For the Year Ended September 30,
	2021	2020	2019
Cash distributions	$13,500	$14,000	$15,000

Net sales to the JV were as follows:

	For the Year Ended September 30,
	2021	2020	2019
Net sales[1]	$35,957	$48,222	$60,955

(1)

Net sales include a reduction of $21,101 for the fiscal year ended September 30, 2021, $23,904 for the fiscal year ended September 30, 2020, and $34,236 for the fiscal year ended September 30, 2019 related to royalties owed to the JV by Woodward on sales by Woodward directly to third party aftermarket customers.

The Consolidated Balance Sheets include “Accounts receivable” related to amounts the JV owed Woodward, “Accounts payable” related to amounts Woodward owed the JV, and “Other assets” related to Woodward’s net investment in the JV, as follows:

	September 30, 2021	September 30, 2020
Accounts receivable	$3,639	$3,062
Accounts payable	2,823	1,502
Other assets	6,988	9,123

Woodward records in “Other liabilities” amounts invoiced to the JV for support of the JV’s engineering and development projects as an increase to contract liabilities, and records in “Other assets” related incurred expenditures as costs to fulfill a contract.  Woodward’s contract liabilities classified as “Other liabilities” included amounts invoiced to the JV as of September 30, 2021 of $73,657 compared to $70,618 as of fiscal year ended September 30, 2020.  Woodward’s costs to fulfill a contract included in “Other assets” related to JV activities were $73,657 as of September 30, 2021 and $70,618 as of fiscal year ended September 30, 2020. In the fiscal year ended September 30, 2021, Woodward recognized a $2,072 reduction in the contract liability in “Other liabilities” and a $2,072 reduction in costs to fulfill a contract in “Other assets” related to the recognition of revenue and cost of goods sold that was included in the contract liability and contract asset, respectively, at the beginning of the fiscal year.  In the fiscal year ended September 30, 2020, Woodward recognized a $6,609 reduction in the contract liability in “Other liabilities” and a $6,261 reduction in costs to fulfill a contract in “Other assets” related to the termination of a JV engineering and development project previously recognized as a material right.  No reductions in costs to fulfill a contract or contract liabilities were recorded during the fiscal year ended September 30, 2021 as a result of the termination of joint venture engineering and development projects.

Note 7.  Financial instruments and fair value measurements

The table below presents information about Woodward’s financial assets and liabilities that are measured at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques Woodward utilized to determine such fair value.

	At September 30, 2021				At September 30, 2020
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Financial assets:
Investments in term deposits with foreign banks	$13,187	—	—	$13,187	$40,453	—	—	$40,453
Equity securities	29,714	—	—	29,714	25,381	—	—	25,381
Total financial assets	$42,901	$—	$—	$42,901	$65,834	$—	$—	$65,834

Financial liabilities:
Cross currency interest rate swaps	$—	$50,185	$—	$50,185	$—	$51,387	$—	$51,387
Total financial liabilities	$—	$50,185	$—	$50,185	$—	$51,387	$—	$51,387

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

The estimated fair values and carrying costs of other financial instruments that are not required to be remeasured at fair value in the Consolidated Balance Sheets were as follows:

		At September 30, 2021		At September 30, 2020
	Fair Value Hierarchy Level	Estimated Fair Value	Carrying Cost	Estimated Fair Value	Carrying Cost
Assets:
Notes receivable from municipalities	2	$11,413	$10,193	$13,413	$11,846
Note receivable from sale of disposal group	2	6,288	6,061	6,341	6,061
Investments in short-term time deposits	2	11,587	11,580	13,678	13,671
Liabilities:
Long-term debt	2	$812,866	$736,706	$935,610	$840,654

In connection with certain economic incentives related to Woodward’s development of a second campus in the greater-Rockford, Illinois area for its Aerospace segment and Woodward’s development of a new campus at its corporate headquarters in Fort Collins, Colorado, Woodward received long-term notes from municipalities within the states of Illinois and Colorado. The fair value of the long-term notes was estimated based on a model that discounted future principal and interest payments received at an interest rate available to the Company at the end of the period for similarly rated municipal notes of similar maturity, which is a level 2 input as defined by the U.S. GAAP fair value hierarchy. The interest rates used to estimate the fair value of the long-term notes were 1.3% at September 30, 2021 and 1.2% at September 30, 2020.

In connection with the sale of the disposal group (See Note 10, Sale of businesses), Woodward received a promissory note from the buyer for deferral of a portion of the purchase price, which is due by April 30, 2022.  The fair value of the note was estimated based on a model that discounted future principal and interest payments received at an interest rate available to Woodward at the end of the period for similarly rated promissory notes of similar maturity, which is a level 2 input as defined by the U.S. GAAP fair value hierarchy. The interest rate used to estimate the fair value of the note was 1.0% at September 30, 2021 and 2.3% at September 30, 2020.

From time to time, certain of Woodward’s foreign subsidiaries will invest excess cash in short-term time deposits with a fixed maturity date of longer than three months but less than one year from the date of the deposit.  Woodward believes that the investments are with creditworthy financial institutions.  The fair value of the investments in short-term time deposits was estimated based on a model that discounted future principal and interest payments to be received at an interest rate available to the foreign subsidiary entering into the investment for similar short-term time deposits of similar maturity.  This was determined to be a level 2 input as defined by the U.S. GAAP fair value hierarchy.  The interest rates used to estimate the fair value of the short-term time deposits was 3.3% at September 30, 2021 and 4.4% at September 30, 2020.

The fair value of long-term debt was estimated based on a model that discounted future principal and interest payments at interest rates available to the Company at the end of the period for similar debt of the same maturity, which is a level 2 input as defined by the U.S. GAAP fair value hierarchy. The weighted-average interest rates used to estimate the fair value of long-term debt were 1.6% at September 30, 2021 and 1.5% at September 30, 2020.

Note 8.  Derivative instruments and hedging activities

Derivative instruments not designated or qualifying as hedging instruments

In May 2018, Woodward entered into cross currency interest rate swap agreements that synthetically converted $167,420 of floating-rate debt under Woodward’s then existing revolving credit agreement to Euro denominated floating-rate debt in conjunction with the L’Orange acquisition (the “Floating-Rate Cross Currency Swap”).  Also, in May 2018, Woodward entered into cross currency interest rate swap agreements that synthetically converted an aggregate principal amount of $400,000 of fixed-rate debt associated with the 2018 Note Purchase Agreement (as defined in Note 15, Credit facilities short-term borrowings and long-term debt) to Euro denominated fixed-rate debt (the “Fixed-Rate Cross Currency Swaps”).  The cross-currency interest rate swaps, which effectively reduce the interest rate on the underlying fixed and floating-rate debt under the 2018 Notes (as defined in Note 15, Credit facilities short-term borrowings and long-term debt) and Woodward’s then existing revolving credit agreement, respectively, is recorded as a reduction to “Interest expense” in Woodward’s Consolidated Statements of Earnings.

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

Upon termination and settlement of the instruments, Woodward entered into a new floating-rate cross-currency interest rate swap (the “2020 Floating-Rate Cross-Currency Swap”), with a notional value of $45,000, and five fixed-rate cross-currency interest rate swap agreements (the “2020 Fixed-Rate Cross-Currency Swaps”), with an aggregate notional value of $400,000, which effectively reduce the interest rates on the underlying fixed and floating-rate debt under the 2018 Notes and Woodward’s existing revolving credit agreement, respectively. The net interest income of the cross-currency interest rate swaps is recorded as a reduction to “Interest expense” in Woodward’s Consolidated Statements of Earnings.  As of September 30, 2021, the total notional value of the 2020 Floating-Rate Cross-Currency Swap and 2020 Fixed-Rate Cross-Currency Swaps was $26,250 and $400,000, respectively.  See Note 7, Financial Instruments and fair value measurements, for the related fair value of the derivative instruments as of September 30, 2021.

Derivatives instruments in fair value hedging relationships

Concurrent with the entry into the Floating-Rate Cross Currency Swap in May 2018, a corresponding Euro denominated intercompany loan receivable with identical terms and notional amount as the underlying Euro denominated floating-rate debt, with a reciprocal cross currency interest rate swap, was entered into by Woodward Barbados Financing SRL (“Barbados”), a wholly owned subsidiary of Woodward, and is designated as a fair value hedge under the criteria prescribed in ASC Topic 815, Derivatives and Hedging (“ASC 815”).  The objective of the derivative instrument is to hedge against the foreign currency exchange risk attributable to the spot remeasurement of the Euro denominated intercompany loan.

In May 2020, Woodward settled the Euro denominated intercompany loan receivable with identical terms and notional value to the Floating-Rate Cross-Currency Swap and reciprocal intercompany cross-currency interest rate swap.  The fair value hedge designated on these instruments was discontinued at the date of settlement and resulted in a reclassification of $1,719 of previously unrecognized losses from accumulated OCI into earnings.  The loss on discontinuation of the fair value hedging relationship is recognized in “Gain on cross-currency interest rate swaps, net” in Woodward’s Consolidated Statements of Earnings.  Concurrent with settlement of the Floating-Rate Cross-Currency Swap and discontinuation of the previous fair value hedging relationship, a US dollar denominated intercompany loan payable with identical terms and notional value as the 2020 Floating-Rate Cross-Currency Swap, together with a reciprocal intercompany floating-rate cross-currency interest rate swap, was entered into by Woodward Barbados Euro Financing SRL (“Euro Barbados”), a wholly owned subsidiary of Woodward. The US dollar denominated intercompany loan and reciprocal intercompany floating-rate cross-currency interest rate swap is designated as a fair value hedge under the criteria prescribed in ASC 815.  The objective of the derivative instrument is to hedge against the foreign currency exchange risk attributable to the spot remeasurement of the US dollar denominated intercompany loan, as Euro Barbados maintains a Euro functional currency.

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

Derivative instruments in cash flow hedging relationships

In conjunction with the entry into the Fixed-Rate Cross Currency Swaps in May 2018, five corresponding intercompany loans receivable, with identical terms and amounts of each tranche of the underlying aggregate principal amount of $400,000 of fixed-rate debt, and reciprocal cross currency interest rate swaps were entered into by Barbados, which are designated as cash flow hedges under the criteria prescribed in ASC 815.  The objective of these derivative instruments is to hedge the risk of variability in cash flows attributable to the foreign currency exchange risk of cash flows for future principal and interest payments associated with the Euro denominated intercompany loans over a fifteen-year period.

In May 2020, Woodward settled the Euro denominated intercompany loans receivable with identical terms and notional value to the Fixed-Rate Cross-Currency Swaps and reciprocal cross-currency interest rate swaps.  The cash flow hedges designated on these instruments were discontinued at the date of settlement and resulted in a reclassification of $32,200 of previously unrecognized gains from accumulated OCI into earnings.  The gain on discontinuation of the cash flow hedging relationships is recognized in “Gain on cross-currency interest rate swaps, net” in Woodward’s Consolidated Statements of Earnings. Concurrent with settlement of the Fixed-Rate Cross-Currency Swaps and the discontinuation of the previous cash flow hedging relationships, five corresponding US dollar intercompany loans payable, with identical terms and notional values of each tranche of the 2020 Fixed-Rate Cross-Currency Swaps, together with reciprocal fixed-rate intercompany cross-currency interest rate swaps were entered into by Euro Barbados, which are designated as cash flow hedges under the criteria prescribed in ASC 815. The objective of these derivative instruments is to hedge the risk of variability in cash flows attributable to the foreign currency exchange risk of cash flows for future principal and interest payments associated with the US dollar denominated intercompany loans over a thirteen-year period, as Euro Barbados maintains a Euro functional currency.

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

Derivatives instruments in net investment hedging relationships

On September 23, 2016, Woodward and Woodward International Holding B.V., a wholly owned subsidiary of Woodward organized under the laws of The Netherlands (the “BV Subsidiary”), each entered into a note purchase agreement (the “2016 Note Purchase Agreement”) relating to the sale by Woodward and the BV Subsidiary of an aggregate principal amount of €160,000 of senior unsecured notes in a series of private placement transactions.  Woodward issued €40,000 aggregate principal amount of Woodward’s Series M Senior Notes due September 23, 2026 (the “Series M Notes”).  Woodward designated the Series M Notes as a hedge of a foreign currency exposure of Woodward’s net investment in its Euro denominated functional currency subsidiaries.  Related to the Series M Notes, included in foreign currency translation adjustments within total comprehensive (losses) earnings are net foreign exchange gains of $592 for the fiscal year ended September 30, 2021, compared to net foreign exchanges losses of $3,199 for the fiscal year ended September 30, 2020 and net foreign exchange gains of $2,682 for the fiscal year ended September 30, 2019.

Impact of derivative instruments designated as qualifying hedging instruments

The following table discloses the amount of (income) expense recognized in earnings on derivative instruments designated as qualifying hedging instruments:

		Year Ended September 30,
Derivatives in:	Location	2021	2020	2019
Cross-currency interest rate swap agreement designated as fair value hedges	Selling, general and administrative expenses	$23	$4,592	$(9,394)
Cross-currency interest rate swap agreements designated as cash flow hedges	Selling, general and administrative expenses	(3,725)	(3,190)	(23,018)
Treasury lock agreement designated as cash flow hedge	Interest expense	—	(72)	(72)
		$(3,702)	$1,330	$(32,484)

The following table discloses the amount of (gain) loss recognized in accumulated OCI on derivative instruments designated as qualifying hedging instruments:

		Year Ended September 30,
Derivatives in:	Location	2021	2020	2019
Cross-currency interest rate swap agreement designated as fair value hedges	Selling, general and administrative expenses	$60	$4,832	$(8,317)
Cross-currency interest rate swap agreements designated as cash flow hedges	Selling, general and administrative expenses	1,612	13,430	(39,442)
		$1,672	$18,262	$(47,759)

The following table discloses the amount of (gain) loss reclassified in accumulated OCI on derivative instruments designated as qualifying hedging instruments:

		Year Ended September 30,
Derivatives in:	Location	2021	2020	2019
Cross-currency interest rate swap agreement designated as fair value hedges	Selling, general and administrative expenses	$23	$5,396	$(8,356)
Cross-currency interest rate swap agreements designated as cash flow hedges	Selling, general and administrative expenses	(3,725)	(3,190)	(23,018)
Treasury lock agreement designated as cash flow hedge	Interest expense	—	(72)	(72)
		$(3,702)	$2,134	$(31,446)

The remaining unrecognized gains and losses in Woodward’s Consolidated Balance Sheets associated with derivative instruments that were previously entered into by Woodward, which are classified in accumulated OCI were net losses of $26,506 as of September 30, 2021 and of $21,132 as of September 30, 2020.

Note 9.  Supplemental statement of cash flows information

	Year Ended September 30,
	2021	2020	2019
Interest paid, net of amounts capitalized	$27,574	$27,148	$39,909
Income taxes paid	38,949	94,088	68,112
Income tax refunds received	14,044	17,653	1,454
Non-cash activities:
Purchases of property, plant and equipment on account	7,771	3,076	8,737
Impact of the adoption of ASC 606	—	—	38,700
Impact of the adoption of ASC 842	—	255	—
Impact of the adoption of ASU 2016-16	—	—	1,005
Common shares issued from treasury to settle benefit obligations	14,900	14,748	14,846
Purchases of treasury stock on account	12,516	—	4,204

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

In determining the amount by which the carrying value of the disposal group’s remaining net assets exceeded their fair value, Woodward considered primarily the market value of the assets held for sale based on negotiations it had entered into with affiliates of the AURELIUS Group for the sale of the majority of the disposal group.  On January 31, 2020, Woodward entered into a definitive agreement to sell the majority of the disposal group to affiliates of the AURELIUS Group for $23,400, subject to customary purchase price adjustments, consisting of cash and a $6,000 promissory note, which is due by April 30, 2022.  The assets were primarily located in Germany, Poland and Bulgaria and accounted for approximately $88,000 of sales in fiscal year 2019.  The valuation reserve recorded to reduce the carrying value of the net assets held for sale was based on the estimated selling price pursuant to the definitive agreement reduced by the estimated working capital adjustments, transaction costs, and anticipated losses on assets held for sale that were not included in the disposal group to be sold to the AURELIUS Group.

The transactions consummating the sale of the disposal group were completed on April 30, 2020.  The carrying value of the assets and liabilities sold were as follows:

June 30, 2020
Assets:
Accounts receivable	$17,637
Inventories	441
Other current assets	796
Other assets	51
Total assets	18,925

Liabilities:
Accounts payable	7,633
Accrued liabilities	2,998
Other liabilities	450
Total liabilities	$11,081

Note 11.  Inventories

	September 30, 2021	September 30, 2020
Raw materials	$107,412	$123,626
Work in progress	95,846	92,934
Component parts (1)	260,244	255,980
Finished goods	63,109	66,889
Customer supplied inventory	14,169	14,955
On-hand inventory for which control has transferred to the customer	(120,809)	(116,441)
	$419,971	$437,943

(1)	Component parts include items that can be sold separately as finished goods or included in the manufacture of other products.

Note 12.  Property, plant, and equipment

	September 30, 2021	September 30, 2020
Land and land improvements	$86,051	$83,095
Buildings and building improvements	553,693	551,540
Leasehold improvements	19,159	18,610
Machinery and production equipment	795,128	776,884
Computer equipment and software	124,444	123,903
Office furniture and equipment	39,987	41,177
Other	20,012	19,814
Construction in progress	38,317	36,367
	1,676,791	1,651,390
Less accumulated depreciation	(726,222)	(653,975)
Property, plant, and equipment, net	$950,569	$997,415

In the second quarter of fiscal year 2018, the Company announced its decision to relocate its Duarte, California operations to the Company’s newly renovated Drake Campus in Fort Collins, Colorado, and in fiscal year 2019, finalized the relocation.  On December 30, 2019, the Company closed on the sale of one of two parcels of real property at the Duarte facility and recorded a pre-tax gain on sale of assets of $13,522.  On August 11, 2020, the Company closed on the sale of the final parcel of real property at the Duarte facility and recorded a pre-tax gain on sale of assets of $8,801.

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

On September 25, 2020 the Company closed on the sale of its Loveland, Colorado campus with a concurrent purchase of a new property in Windsor, Colorado for future operations, resulting in recognition of a pre-tax gain on sale of assets of $2,330.

For the fiscal years ended September 30, 2021, 2020, and 2019, Woodward had depreciation expense as follows:

	Year Ended September 30,
	2021	2020	2019
Depreciation expense	$87,631	$91,700	$85,982

Note 13.  Goodwill

	September 30, 2020	Impairment Charges	Effects of Foreign Currency Translation	September 30, 2021
Aerospace	$455,423	$—	$—	$455,423
Industrial	352,829	—	(2,919)	349,910
Consolidated	$808,252	$—	$(2,919)	$805,333

	September 30, 2019	Impairment Charges	Effects of Foreign Currency Translation	September 30, 2020
Aerospace	$455,423	$—	$—	$455,423
Industrial	342,430	(8,640)	19,039	352,829
Consolidated	$797,853	$(8,640)	$19,039	$808,252

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

Woodward tests goodwill for impairment at the reporting unit level on an annual basis or at any time there is an indication goodwill may be impaired, commonly referred to as triggering events.  Woodward completed its annual goodwill impairment test as of July 31, 2021 during the quarter ended September 30, 2021.  The fair value of each of Woodward’s reporting units was determined using a discounted cash flow method.  This method represents a level 3 input and incorporates various estimates and assumptions, the most significant being projected revenue growth rates, earnings margins, future tax rates, and the present value, based on an estimated weighted-average cost of capital (or the discount rate) and terminal growth rate, of forecasted cash flows.  Management projects revenue growth rates, earnings margins and cash flows based on each reporting unit’s current operational results, expected performance and operational strategies over a five-year period.  These projections are adjusted to reflect current economic conditions and demand for certain products, and require considerable management judgment.

Forecasted cash flows used in the July 31, 2021 impairment test were discounted using weighted-average cost of capital assumptions ranging from 9.23% to 12.08%.  The terminal values of the forecasted cash flows were calculated using the Gordon Growth Model and assumed an annual compound growth rate after five years of 3.37%.  These inputs, which are unobservable in the market, represent management’s best estimate of what market participants would use in determining the present value of the Company’s forecasted cash flows.  Changes in these estimates and assumptions can have a significant impact on the fair value of forecasted cash flows.  Woodward evaluated the reasonableness of the reporting units’ resulting fair values utilizing a market multiple method.  The results of Woodward’s goodwill impairment test performed as of July 31, 2021 did not indicate impairment of any of Woodward’s reporting units.

Note 14.  Intangible assets, net

	September 30, 2021			September 30, 2020
	Gross Carrying Value	Accumulated Amortization	Net Carrying Amount	Gross Carrying Value	Accumulated Amortization	Net Carrying Amount
Intangible assets with finite lives:
Customer relationships and contracts:
Aerospace	$281,683	$(210,380)	$71,303	$281,683	$(196,520)	$85,163
Industrial	404,179	(56,515)	347,664	429,249	(57,045)	372,204
Total	$685,862	$(266,895)	$418,967	$710,932	$(253,565)	$457,367
Intellectual property:
Aerospace	$—	$—	$—	$—	$—	$—
Industrial	15,806	(15,806)	—	15,778	(15,640)	138
Total	$15,806	$(15,806)	$—	$15,778	$(15,640)	$138
Process technology:
Aerospace	$76,370	$(67,177)	$9,193	$76,371	$(63,956)	$12,415
Industrial	90,008	(26,124)	63,884	90,945	(22,300)	68,645
Total	$166,378	$(93,301)	$73,077	$167,316	$(86,256)	$81,060
Other intangibles:
Aerospace	$—	$—	$—	$—	$—	$—
Industrial	—	—	—	235	(183)	52
Total	$—	$—	$—	$235	$(183)	$52
Intangible asset with indefinite life:
Trade name:
Aerospace	$—	$—	$—	$—	$—	$—
Industrial	67,245	—	67,245	68,094	—	68,094
Total	$67,245	$—	$67,245	$68,094	$—	$68,094
Total intangibles:
Aerospace	$358,053	$(277,557)	$80,496	$358,054	$(260,476)	$97,578
Industrial	577,238	(98,445)	478,793	647,738	(138,605)	509,133
Consolidated Total	$935,291	$(376,002)	$559,289	$1,005,792	$(399,081)	$606,711

Indefinite lived intangible assets

The Woodward L’Orange trade name intangible asset is tested for impairment on an annual basis and more often if an event occurs or circumstances change that indicate the fair value of the Woodward L’Orange intangible asset may be below its carrying amount.  The impairment test consists of comparing the fair value of the Woodward L’Orange trade name intangible asset, determined using discounted cash flows based on the relief from royalty method under the income approach, with its carrying amount.  If the carrying amount of the Woodward L’Orange trade name intangible asset exceeds its fair value, an impairment loss would be recognized to reduce the carrying amount to its fair value.  Woodward has not recognized any impairment charges for this asset.

During the fourth quarter, Woodward completed its annual impairment test of the Woodward L’Orange trade name intangible asset as of July 31, 2021 for the fiscal year ended September 30, 2021.  The fair value of the Woodward L’Orange trade name intangible assets was determined using discounted cash flows based on the relief from royalty method under the income approach.  This method represents a Level 3 input (based upon a fair value hierarchy established by U.S. GAAP) and incorporates various estimates and assumptions, the most significant being projected revenue growth rates, royalty rates, future tax rates and the present value, based on an estimated weighted-average cost of capital (or the discount rate) and terminal growth rate, of the forecasted cash flow.  Management projects revenue growth rates and cash flows based on Woodward L’Orange’s current operational results, expected performance and operational strategies over a five year period.  These projections are adjusted to reflect current economic conditions and demand for certain products, and require considerable management judgment.

The forecasted cash flow used in the July 31, 2021 impairment test was discounted using weighted-average cost of capital assumption of 9.40%.  The terminal value of the forecasted cash flow was calculated using the Gordon Growth Model and assumed an annual compound growth rate after five years of 3.37%.  These inputs, which are unobservable in the market, represent management’s best estimate of what market participants would use in determining the present value of the Company’s forecasted cash flows.  Changes in these estimates and assumptions can have a significant impact on the fair value of the forecasted cash flow.  The results of impairment test performed as of July 31, 2021 indicated the estimated fair value of the Woodward L’Orange trade name intangible asset was in excess of its carrying value, and accordingly, no impairment existed.

Finite-lived intangible assets

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

For the fiscal years ended September 30, 2021, 2020, and 2019, Woodward recorded amortization expense associated with intangibles of the following:

	Year Ended September 30,
	2021	2020	2019
Amortization expense	$41,893	$39,458	$56,022

Future amortization expense associated with intangibles is expected to be:

Year Ending September 30:
2022	$39,408
2023	38,354
2024	34,603
2025	29,388
2026	29,378
Thereafter	320,913
$492,044

Note 15.  Credit facilities, short-term borrowings and long-term debt

As of September 30, 2021, Woodward’s short-term borrowings and availability under its various short-term credit facilities follows:

	Total availability	Outstanding letters of credit and guarantees	Outstanding borrowings	Remaining availability
Revolving credit facility	$1,000,000	$(10,961)	$—	$989,039
Foreign lines of credit and overdraft facilities	7,413	—	—	7,413
Foreign performance guarantee facilities	494	(217)	—	277
	$1,007,907	$(11,178)	$—	$996,729

Revolving credit facility

Woodward maintains a $1,000,000 revolving credit facility established under a revolving credit agreement among Woodward, a syndicate of lenders and Wells Fargo Bank, National Association, as administrative agent (the “Revolving Credit Agreement”).  The Revolving Credit Agreement provided for the option to increase available borrowings up to $1,500,000, subject to lenders’ participation.  Borrowings under the Revolving Credit Agreement can be made by Woodward and certain of its foreign subsidiaries in U.S. dollars or in foreign currencies other than the U.S. dollar and generally bear interest at LIBOR plus 0.875% to 1.75%.  The Revolving Credit Agreement matures on June 19, 2024.  Under the Revolving Credit Agreement, there were no borrowings outstanding as of September 30, 2021 and September 30, 2020.

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

Short-term borrowings

Woodward has other foreign lines of credit and foreign overdraft facilities at various financial institutions, which are generally reviewed annually for renewal and are subject to the usual terms and conditions applied by the financial institutions.  Pursuant to the terms of the related facility agreements, Woodward’s foreign performance guarantee facilities are limited in use to providing performance guarantees to third parties.  There were no borrowings outstanding on Woodward’s foreign lines of credit and foreign overdraft facilities as of both September 30, 2021 and September 30, 2020.

Long-term debt

	September 30, 2021	September 30, 2020
Series G notes – 3.42%, due November 15, 2020; unsecured	$—	$50,000
Series H notes – 4.03%, due November 15, 2023; unsecured	25,000	25,000
Series I notes – 4.18%, due November 15, 2025; unsecured	25,000	25,000
Series J notes – Floating rate (LIBOR plus 1.25%), due November 15, 2020; unsecured	—	50,000
Series K notes – 4.03%, due November 15, 2023; unsecured	50,000	50,000
Series L notes – 4.18%, due November 15, 2025; unsecured	50,000	50,000
Series M notes – 1.12% due September 23, 2026; unsecured	46,376	46,962
Series N notes – 1.31% due September 23, 2028; unsecured	89,273	90,401
Series O notes – 1.57% due September 23, 2031; unsecured	49,854	50,484
Series P notes – 4.27% due May 30, 2025; unsecured	85,000	85,000
Series Q notes – 4.35% due May 30, 2027; unsecured	85,000	85,000
Series R notes – 4.41% due May 30, 2029; unsecured	75,000	75,000
Series S notes – 4.46% due May 30, 2030; unsecured	75,000	75,000
Series T notes – 4.61% due May 30, 2033; unsecured	80,000	80,000
Finance leases (Note 5)	1,203	2,807
Unamortized debt issuance costs	(1,856)	(2,171)
Total long-term debt	734,850	838,483
Less: Current portion of long-term debt	728	101,634
Long-term debt, less current portion	$734,122	$736,849

The Notes

On October 1, 2013, Woodward entered into a note purchase agreement relating to the sale by Woodward of an aggregate principal amount of $250,000 of its senior unsecured notes in a series of private placement transactions.  Woodward issued the Series G, H and I Notes (the “First Closing Notes”) on October 1, 2013.  Woodward issued the Series J, K and L Notes (the “Second Closing Notes” and with the First Closing Notes, collectively the “USD Notes”) on November 15, 2013.  On November 15, 2020, Woodward paid the entire principal balance of $100,000 on the Series G and J Notes.

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

In connection with the issuance of the 2018 Notes, the Company entered into cross currency swap transactions in respect of each tranche of the 2018 Notes, which effectively reduced the interest rates on the Series P Notes to 1.82% per annum, the Series Q Notes to 2.15% per annum, the Series R Notes to 2.42% per annum, the Series S Notes to 2.55% per annum and the Series T Notes to 2.90% per annum.  Following the termination and settlement of the Floating-Rate Cross-Currency Swap and Fixed-Rate Cross-Currency Swaps entered into in 2018, the Company entered into the 2020 Floating-Rate Cross-Currency Swap and 2020 Fixed-Rate Cross-Currency Swaps, which effectively resulted in the interest rates on the Series P Notes being 3.44% per annum, the Series Q Notes to 3.44% per annum, the Series R Notes to 3.45% per annum, the Series S Notes to 3.50% per annum and the Series T Notes to 3.62% per annum (see Note 8, Derivative instruments and hedging activities).

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

The Notes contain restrictive covenants customary for such financings, including, among other things, covenants that place limits on Woodward’s ability to incur liens on assets, incur additional debt (including a leverage or coverage-based maintenance test), transfer or sell Woodward’s assets, merge or consolidate with other persons and enter into material transactions with affiliates. Under the financial covenants contained in the note purchase agreement governing each series of the Notes, Woodward’s priority debt may not exceed, at any time, 25% of its consolidated net worth.  Woodward’s Leverage Ratio cannot exceed 4.0 to 1.0 during any material acquisition period, or 3.5 to 1.0 at any other time on a rolling four quarter basis.  In the event that Woodward’s Leverage Ratio exceeds 3.5 to 1.0 during any material acquisition period, the interest rate on each series of Notes will increase.  The minimum consolidated net worth, prior year positive net income, and net cash proceeds resulting from certain issuances of stock for satisfaction of Woodward’s leverage ratio are consistent between the Notes and Revolving Credit Agreement.

Required future principal payments of the Notes as of September 30, 2021 are as follows:

Year Ending September 30:
2022	$—
2023	—
2024	75,000
2025	85,000
2026	121,376
Thereafter	454,127
$735,503

Certain financial and other covenants under Woodward’s debt agreements contain customary restrictions on the operation of its business.  Management believes that Woodward was in compliance with the covenants under the long-term debt agreements at September 30, 2021.

Debt Issuance Costs

Amounts recognized as interest expense from the amortization of debt issuance costs were $922 in fiscal year 2021, $892 in fiscal year 2020, and $1,094 in fiscal year 2019.  Unamortized debt issuance costs associated with the Notes of $1,856 as of September 30, 2021 and $2,171 as of September 30, 2020 were recorded as a reduction in “Long-term debt, less current portion” in the Consolidated Balance Sheets.  Unamortized debt issuance costs associated with Woodward’s Revolving Credit Agreements of $1,644 as of September 30, 2021 and $2,242 as of September 30, 2020 were recorded as “Other assets” in the Consolidated Balance Sheets.  Amortization of debt issuance costs is included in operating activities in the Consolidated Statements of Cash Flows.

Note 16.  Accrued liabilities

	September 30, 2021	September 30, 2020
Salaries and other member benefits	$54,497	$50,850
Warranties	17,481	18,972
Interest payable	14,822	15,281
Accrued retirement benefits	2,825	3,051
Net current contract liabilities (Note 3)	29,527	24,620
Current portion of accrued restructuring charges	4,495	3,395
Taxes, other than income	19,453	13,925
Purchase of treasury stock in transit	12,516	—
Other	27,523	21,700
	$183,139	$151,794

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

	Year Ended September 30,
	2021	2020	2019
Warranties, beginning of period	$18,972	$27,309	$20,130
Impact from adoption of ASC 606	—	—	705
Expense, net of recoveries	1,164	8,687	14,559
Reductions for settling warranties	(2,718)	(17,422)	(7,540)
Foreign currency exchange rate changes	63	398	(545)
Warranties, end of period	$17,481	$18,972	$27,309

Restructuring charges

In fiscal year 2021, the Company recognized restructuring charges consisting of workforce management costs to align the Company’s hydraulics and engine systems businesses with current market conditions.  Restructuring charges of $5,008 were recorded during the fiscal year ended September 30, 2021 as nonsegment expenses, the majority of which are expected to be paid within twelve months.

In fiscal year 2020, the Company committed to a plan of termination (the “Termination Plan”), as well as other cost savings actions, in response to the ongoing global economic challenges resulting from the COVID-19 pandemic and its impact on the Company’s business. The Termination Plan involved the termination and/or furlough of employees and contractors at certain of the Company’s operating facilities, primarily in the United States.  As a result of the Termination Plan and other related actions, the Company incurred $23,673 of restructuring charges for employee severance and benefits costs as of September 30, 2020, with the majority of the cash expenditures being paid by September 30, 2020.  All of the restructuring charges recorded during the fiscal year ended September 30, 2020 were recorded as nonsegment expenses and were paid as of September 30, 2021.

The summary of activity in accrued restructuring charges during the fiscal years ended September 30, 2021 and September 30, 2020 is as follows:

		Period Activity
	Balances as of September 30, 2020	Charges	Payments	Foreign currency exchange rate changes	Non-cash activity	Balances as of September 30, 2021
Workforce management costs associated with:
Hydraulics Systems Realignment	$—	$3,758	$—	$—	$—	$3,758
Engine Systems Realignment	—	1,250	—	—	—	1,250
COVID-19 pandemic	3,395	—	(2,409)	180	(1,166)	—
Total	$3,395	$5,008	$(2,409)	$180	$(1,166)	$5,008

Other liabilities included $513 of accrued restructuring charges that are not expected to be settled or paid within twelve months as of September 30, 2021.

		Period Activity
	Balances as of September 30, 2019	Charges	Payments	Foreign currency exchange rate changes	Non-cash activity	Balances as of September 30, 2020
Workforce management costs associated with:
Duarte plant relocation	$440	$—	$(440)	$—	$—	$—
Industrial turbomachinery business realignment	67	—	(67)	—	—	—
COVID-19 pandemic	—	23,673	(18,065)	77	(2,290)	3,395
Total	$507	$23,673	$(18,572)	$77	$(2,290)	$3,395

Note 17.  Other liabilities

	September 30, 2021	September 30, 2020
Net accrued retirement benefits, less amounts recognized within accrued liabilities	$107,074	$114,013
Total unrecognized tax benefits	13,412	10,230
Noncurrent income taxes payable	16,257	18,322
Deferred economic incentives (1)	8,173	9,105
Cross-currency swap derivative liability	50,185	51,387
Noncurrent operating lease liabilities	14,770	14,569
Net noncurrent contract liabilities	386,324	366,642
Other	21,713	33,637
	$617,908	$617,905

(1)

Woodward receives certain economic incentives from various state and local authorities related to capital expansion projects.  Such amounts are initially recorded as deferred credits and are being recognized as a reduction to pre-tax expense over the economic lives of the related capital expansion projects.

Note 18.  Other (income) expense, net

	Year Ended September 30,
	2021	2020	2019
Equity interest in the earnings of the JV (Note 6)	$(11,366)	$(15,580)	$(12,932)
Net (gain) loss on sales of assets and businesses(1)	(4,452)	(23,598)	1,925
Rent income	(1,355)	(1,403)	(245)
Net gain on investments in deferred compensation program	(4,929)	(3,376)	(942)
Other components of net periodic pension and other postretirement benefit, excluding service cost and interest expense	(14,127)	(11,809)	(12,965)
Other	(264)	(400)	(810)
	$(36,493)	$(56,166)	$(25,969)

(1)

Included in net (gain) loss on sale of assets and businesses for the fiscal year ended September 30, 2020 was the pre-tax gain on sale of Duarte real property in the amount of $22,323 and the pre-tax gain on sale of the Loveland campus of $2,330.

Note 19.  Income taxes

Income taxes consisted of the following:

	Year Ended September 30,
	2021	2020	2019
Current:
Federal	$15,109	$15,976	$40,173
State	853	1,383	2,402
Foreign	34,354	22,588	34,660
Deferred:
Federal	(8,369)	10,784	(2,015)
State	(2,658)	(547)	(2,948)
Foreign	(2,139)	(8,698)	(11,262)
	$37,150	$41,486	$61,010

Earnings before income taxes by geographical area consisted of the following:

	Year Ended September 30,
	2021	2020	2019
United States	$136,280	$180,753	$211,267
Other countries	109,519	101,128	109,345
	$245,799	$281,881	$320,612

Significant components of deferred income taxes presented in the Consolidated Balance Sheets are related to the following:

	September 30, 2021	September 30, 2020
Deferred tax assets:
Defined benefit plans, other postretirement	$5,364	$6,238
Foreign net operating loss carryforwards	2,110	6,106
Inventory	51,011	53,867
Stock-based and other compensation	36,343	35,919
Defined benefit plans, pension	—	5,624
Deferred revenue net of unbilled receivables	46,002	39,990
Other reserves	10,619	10,119
Tax credits and incentives	22,756	14,340
Lease obligations	5,818	5,764
Other	7,936	9,223
Valuation allowance	(4,138)	(1,833)
Total deferred tax assets, net of valuation allowance	183,821	185,357
Deferred tax liabilities:
Goodwill and intangibles - net	(210,911)	(218,900)
Property, plant and equipment	(105,724)	(107,862)
Right of use assets	(5,497)	(4,837)
Defined benefit plans, pension	(2,837)	—
Other	(2,722)	(2,673)
Total deferred tax liabilities	(327,691)	(334,272)
Net deferred tax liabilities	$(143,870)	$(148,915)

Woodward has recorded a net operating loss (“NOL”) deferred tax asset of $2,110 as of September 30, 2021 and $6,106 as of September 30, 2020.  A portion of these NOL carryforwards were utilized in the current year.  The majority of the NOL carryforwards as of September 30, 2021 expire at various times beginning in fiscal years 2023 through 2027, and Woodward has recognized valuation allowances against all NOL carryforwards that are less than 50 percent likely to be realized.  Deferred tax assets are reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  Both positive and negative evidence are considered in forming Woodward’s judgment as to whether a valuation allowance is appropriate, and more weight is given to evidence that can be objectively verified.  Valuation allowances are reassessed whenever there are changes in circumstances that may cause a change in judgment.

The change in the valuation allowance was primarily the result of recording a valuation allowance related to certain state tax credit carryforwards that we determined are not more likely than not realizable and the release of valuation of allowance at a wholly-owned subsidiary.

At September 30, 2021, Woodward has not provided for taxes on undistributed foreign earnings of $302,000 that it considered indefinitely reinvested.  These earnings could become subject to income taxes if they are remitted as dividends, are loaned to Woodward or any of Woodward’s subsidiaries located in the United States, or if Woodward sells its stock in the foreign subsidiaries.  Any additional U.S. taxes could be offset, in part or in whole, by foreign tax credits.  The amount of such taxes and application of tax credits would be dependent on the income tax laws and other circumstances at the time these amounts are repatriated.  Based on these variables, it is impractical to determine the income tax liability that might be incurred if these funds were to be repatriated.

The following is a reconciliation of the U.S. Federal statutory tax 21% in the fiscal years ended September 30, 2021, September 30, 2020 and September 30, 2019 to Woodward’s effective income tax rate:

	Year Ending September 30,
	2021	2020	2019
Percent of pretax earnings
Statutory tax rate	21.0%	21.0%	21.0%
State income taxes, net of federal tax benefit	(0.5)	0.3	(0.1)
Taxes on international activities	(0.1)	(2.1)	0.2
Research credit	(3.1)	(3.6)	(3.3)
Net excess income tax benefit from stock-based compensation	(4.2)	(2.8)	(3.5)
Adjustments of prior period tax items	0.4	1.0	0.9
Compensation and benefits	0.5	0.4	0.3
Transition Tax	—	—	3.3
Other items, net	1.1	0.5	0.2
Effective tax rate	15.1%	14.7%	19.0%

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

The increase in the effective tax rate for fiscal year 2021 compared to fiscal year 2020 is primarily attributable to (i) decreased current fiscal year foreign earnings in lower tax jurisdictions when compared to the prior fiscal year, and (ii) decreased Research and Development Credit in the current fiscal year when compared to the prior fiscal year.  This increase is partially offset by (i) a larger favorable net excess income tax benefit from stock-based compensation, (ii) a favorable U.S. current fiscal year state tax provision when compared to the prior fiscal year, and (iii) a smaller detrimental adjustment to prior period tax items when compared to the prior fiscal year.

A reconciliation of the beginning and ending amounts of gross unrecognized tax benefits follows:

	Year Ending September 30,
	2021	2020	2019
Beginning balance	$9,851	$10,305	$8,364
Additions to current year tax positions	2,289	1,890	1,930
Reductions to prior year tax positions	—	(2,415)	—
Additions to prior year tax positions	3,166	71	11
Lapse of applicable statute of limitations	(107)	—	—
Ending balance	$15,199	$9,851	$10,305

Included in the balance of unrecognized tax benefits were $8,724 as of September 30, 2021 and $4,730 as of September 30, 2020 of tax benefits that, if recognized, would affect the effective tax rate.  At this time, Woodward estimates that it is reasonably possible that the liability for unrecognized tax benefits will decrease by as much as $5,385 in the next twelve months due to the completion of review by tax authorities, lapses of statutes, and the settlement of tax positions.  Woodward accrues for potential interest and penalties related to unrecognized tax benefits and all other interest and penalties related to tax payments in tax expense.

Woodward’s tax returns are subject to audits by U.S. federal, state, and foreign tax authorities, and these audits are at various stages of completion at any given time.  Reviews of tax matters by authorities and lapses of the applicable statutes of limitation may result in changes to tax expense.  Woodward’s fiscal years remaining open to examination for U.S. Federal income taxes include fiscal years 2018 and thereafter.  In fiscal year 2020, Woodward concluded its U.S. Federal income tax examination through fiscal year 2017, which included a foreign tax carryback to fiscal year 2016.  Woodward’s fiscal years remaining open to examination for significant U.S. state income tax jurisdictions include fiscal years 2017 and thereafter.  Woodward closed various audits in foreign jurisdictions in the second and third quarters of fiscal year 2020.  Consequently, fiscal years remaining open to examination in significant foreign jurisdictions include 2016 and thereafter.

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

Prior to January 1, 2021 most of Woodward’s U.S. employees with at least two years of qualifying service (such two years of service, the “Initial Period of Service”) received an annual contribution of Woodward stock, generally equal to 5% of their eligible prior year wages, to their personal Woodward Retirement Savings Plan accounts (the “Stock Contribution”).  In the second quarters of fiscal years 2021, 2020, and 2019, Woodward fulfilled its annual Woodward stock contribution obligation using shares held in treasury stock by issuing a total of 128 shares of common stock for a value of $14,900 in fiscal year 2021, 124 total shares of common stock for a value of $14,748 in fiscal year 2020, and 158 shares of common stock for a value of $14,846 in fiscal year 2019.  The Woodward Retirement Savings Plan (the “WRS Plan”) held 2,760 shares of Woodward stock as of September 30, 2021 and 3,199 shares as of September 30, 2020.  The shares held in the WRS Plan participate in dividends and are considered issued and outstanding for purposes of calculating basic and diluted earnings per share.  Accrued liabilities included obligations to contribute shares of Woodward common stock to the WRS Plan of $11,588 as of September 30, 2021 and $11,230 as of September 30, 2020.

Effective as of January 1, 2021, the Board amended the Woodward Retirement Savings Plan to eliminate the Initial Period Service for purposes of the Stock Contribution.  Eligible U.S. employees are now generally eligible to receive the Stock Contribution if they are employed by the Company on the last day of the applicable calendar year without regard to service time.   The first Company Stock Contribution under the amended contribution rules will be made during the second quarter of fiscal year 2022.

The amount of expense associated with defined contribution plans was as follows:

	Year Ended September 30,
	2021	2020	2019
Company costs	$33,717	$33,769	$35,510

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

Pension Plans

The actuarial assumptions used in measuring the net periodic benefit cost and plan obligations of retirement pension benefits were as follows:

	At September 30,
	2021	2020	2019
United States:
Weighted-average assumptions to determine benefit obligation:
Discount rate	3.05%	2.75%	3.25%
Weighted-average assumptions to determine periodic benefit costs:
Discount rate	2.75	3.25	4.35
Long-term rate of return on plan assets	7.15	7.39	7.39

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

	At September 30,
	2021	2020	2019
United Kingdom:
Weighted-average assumptions to determine benefit obligation:
Discount rate	2.05%	1.62%	1.74%
Rate of compensation increase	3.80	3.30	3.50
Weighted-average assumptions to determine periodic benefit costs:
Discount rate - service cost	1.71	1.79	2.70
Discount rate - interest cost	1.41	1.59	2.51
Rate of compensation increase	3.30	3.50	3.60
Long-term rate of return on plan assets	4.00	4.75	4.75

	At September 30,
	2021	2020	2019
Japan:
Weighted-average assumptions to determine benefit obligation:
Discount rate	0.92%	1.10%	0.53%
Rate of compensation increase	2.00	2.00	2.00
Weighted-average assumptions to determine periodic benefit costs:
Discount rate - service cost	1.33	0.72	0.80
Discount rate - interest cost	0.74	0.31	0.42
Rate of compensation increase	2.00	2.00	2.00
Long-term rate of return on plan assets	2.00	2.50	2.50

	At September 30,
	2021	2020	2019
Germany:
Weighted-average assumptions to determine benefit obligation:
Discount rate	1.36%	0.97%	0.81%
Rate of compensation increase	2.50	2.50	2.50
Weighted-average assumptions to determine periodic benefit costs:
Discount rate - service cost	1.11	1.01	2.06
Discount rate - interest cost	0.76	0.56	1.53
Rate of compensation increase	2.50	2.50	2.50

In the United Kingdom, Germany and Japan, Woodward uses a high-quality corporate bond yield curve matched with separate cash flows to develop a single rate to determine the single rate equivalent to settle the entire benefit obligations in each jurisdiction. For the fiscal years ended September 30, 2021 and 2020, the discount rate used to determine periodic service cost and interest cost components of the overall benefit costs was based on spot rates derived from the same high-quality corporate bond yield curve used to determine the September 30, 2020 and 2019 benefit obligation, respectively, matched with separate cash flows for each future year.

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

Mortality assumptions are based on published mortality studies developed primarily based on past experience of the broad population and modified for projected longevity trends.  The projected benefit obligations in the United States as of September 30, 2021 and September 30, 2020 were based on the Society of Actuaries (“SOA”) Pri-2012 Mortality Tables Report using the SOA’s Mortality Improvement Scale MP-2019 (“MP-2019”) and projected forward using a custom projection scale based on MP-2019 with a 5-year convergence period and a long-term rate of 0.75%.

As of September 30, 2021 and September 30, 2020, mortality assumptions in Japan were based on the Standard rates 2020 and mortality assumptions for the United Kingdom pension scheme were based on the Self-administered pension scheme (“SAPS”) S3 “all” tables with a projected 1.5% annual improvement rate.  As of September 30, 2021, and September 30, 2020, mortality assumptions in Germany were based on the Heubeck 2018 G mortality tables.

Net periodic benefit costs consist of the following components reflected as expense in Woodward’s Consolidated Statement of Earnings:

	Year Ended September 30,
	United States			Other Countries			Total
	2021	2020	2019	2021	2020	2019	2021	2020	2019
Service cost	$1,729	$1,659	$1,451	$2,922	$2,865	$2,036	$4,651	$4,524	$3,487
Interest cost	4,957	5,590	6,384	1,361	1,278	1,906	6,318	6,868	8,290
Expected return on plan assets	(14,144)	(12,346)	(11,986)	(2,482)	(2,827)	(2,638)	(16,626)	(15,173)	(14,624)
Amortization of:
Net losses	541	1,430	617	931	1,046	283	1,472	2,476	900
Net prior service cost	969	936	709	25	23	—	994	959	709
Net periodic (benefit) cost	$(5,948)	$(2,731)	$(2,825)	$2,757	$2,385	$1,587	$(3,191)	$(346)	$(1,238)

The following tables provide a reconciliation of the changes in the projected benefit obligation and fair value of assets for the defined benefit pension plans:

	At or for the Year Ended September 30,
	United States		Other Countries		Total
	2021	2020	2021	2020	2021	2020
Changes in projected benefit obligation:
Projected benefit obligation at beginning of year	$184,077	$175,595	$123,546	$121,535	$307,623	$297,130
Plan amendment	611	—	—	—	611	—
Service cost	1,729	1,659	2,922	2,865	4,651	4,524
Interest cost	4,957	5,590	1,361	1,278	6,318	6,868
Net actuarial losses (gains)	(6,496)	7,811	(3,459)	(4,841)	(9,955)	2,970
Contribution by participants	—	91	10	9	10	100
Benefits paid	(7,532)	(6,669)	(3,782)	(3,434)	(11,314)	(10,103)
Settlements	—	—	—	(476)	—	(476)
Foreign currency exchange rate changes	—	—	1,420	6,610	1,420	6,610
Projected benefit obligation at end of year	$177,346	$184,077	$122,018	$123,546	$299,364	$307,623
Changes in fair value of plan assets:
Fair value of plan assets at beginning of year	$201,555	$170,556	$65,154	$63,577	$266,709	$234,133
Actual return on plan assets	27,240	37,577	4,675	576	31,915	38,153
Contributions by the Company	—	—	2,185	2,272	2,185	2,272
Contributions by plan participants	—	91	10	9	10	100
Benefits paid	(7,532)	(6,669)	(3,782)	(3,434)	(11,314)	(10,103)
Settlements	—	—	—	(476)	—	(476)
Foreign currency exchange rate changes	—	—	1,602	2,630	1,602	2,630
Fair value of plan assets at end of year	$221,263	$201,555	$69,844	$65,154	$291,107	$266,709
Net over/(under) funded status at end of year	$43,917	$17,478	$(52,174)	$(58,392)	$(8,257)	$(40,914)

At September 30, 2021, the Company’s defined benefit pension plans in the United Kingdom, Japan and Germany represented $61,819, $9,786 and $50,413 of the total projected benefit obligation, respectively.  At September 30, 2021, the United Kingdom and Japan pension plan assets represented $57,945 and $11,899 of the total fair value of all plan assets, respectively.  The German pension plans are unfunded and have no plan assets.

The largest contributor to the net actuarial gains affecting the funded status for the defined benefit pension plans in the United States is due to an increase in the discount rate.  The largest contributor to the net actuarial gains affecting the benefit obligation for the defined benefit pension plans in the United Kingdom, Japan, and Germany is due to an increase in the discount rate.

The accumulated benefit obligations of the Company’s defined benefit pension plans at September 30, 2021 was $177,346 in the United States, $60,690 in the United Kingdom, $8,958 in Japan, and $50,402 in Germany, and at September 30, 2020 was $184,077 in the United States, $58,198 in the United Kingdom, $9,266 in Japan and $54,403 in Germany.

	Plans with accumulated benefit obligation in excess of plan assets		Plans with accumulated benefit obligation less than plan assets
	At September 30,		At September 30,
	2021	2020	2021	2020
Projected benefit obligation	$(112,302)	$(141,561)	$(187,062)	$(166,062)
Accumulated benefit obligation	(111,151)	(140,623)	(186,245)	(165,321)
Fair value of plan assets	57,945	79,963	233,161	186,746

The following tables provide the amounts recognized in the statement of financial position and accumulated other comprehensive losses for the defined benefit pension plans:

	Year Ended September 30,
	United States		Other Countries		Total
	2021	2020	2021	2020	2021	2020
Amounts recognized in statement of financial position consist of:
Other non-current assets	$43,917	$19,064	$2,182	$1,476	$46,099	$20,540
Accrued liabilities	—	—	(1,017)	(1,059)	(1,017)	(1,059)
Other non-current liabilities	—	(1,586)	(53,339)	(58,809)	(53,339)	(60,395)
Net over/(under) funded status at end of year	$43,917	$17,478	$(52,174)	$(58,392)	$(8,257)	$(40,914)
Amounts recognized in accumulated other comprehensive income consist of:
Unrecognized net prior service cost	$4,455	$4,814	$584	$583	$5,039	$5,397
Unrecognized net (gains) losses	(10,816)	9,317	24,860	30,794	14,044	40,111
Total amounts recognized	(6,361)	14,131	25,444	31,377	19,083	45,508
Deferred taxes	(1,691)	(6,721)	(7,785)	(9,457)	(9,476)	(16,178)
Amounts recognized in accumulated other comprehensive income	$(8,052)	$7,410	$17,659	$21,920	$9,607	$29,330

The following table reconciles the changes in accumulated other comprehensive losses for the defined benefit pension plans:

	Year Ended September 30,
	United States		Other Countries		Total
	2021	2020	2021	2020	2021	2020
Accumulated other comprehensive losses at beginning of year	$14,131	$33,917	$31,377	$33,220	$45,508	$67,137
Net (gain) loss	(19,593)	(17,420)	(5,832)	(2,446)	(25,425)	(19,866)
Prior service cost due to plan amendment	611	—	—	—	611	—
Amortization of:
Net losses	(541)	(1,430)	(931)	(1,046)	(1,472)	(2,476)
Prior service cost	(969)	(936)	(25)	(23)	(994)	(959)
Foreign currency exchange rate changes	—	—	855	1,672	855	1,672
Accumulated other comprehensive losses at end of year	$(6,361)	$14,131	$25,444	$31,377	$19,083	$45,508

Pension benefit payments are made from the assets of the pension plans.  The German pension plans are unfunded; therefore, benefit payments are made from Company contributions into these plans as required to meet the payment obligations.  Using foreign exchange rates as of September 30, 2021 and expected future service assumptions, it is anticipated that the future benefit payments will be as follows:

Year Ending September 30,	United States	Other Countries	Total
2022	$8,393	$3,350	$11,743
2023	8,922	3,907	12,829
2024	9,349	3,810	13,159
2025	9,700	3,777	13,477
2026	9,988	3,759	13,747
2027 – 2031	52,659	22,325	74,984

Woodward expects its pension plan contributions in fiscal year 2022 will be $1,259 in the United Kingdom, $198 in Japan and $1,014 in Germany.  Woodward expects to have no pension plan contributions in fiscal year 2022 in the United States.

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

The assets of the U.S. plans are invested in actively managed mutual funds.  The assets of the plans in the United Kingdom and Japan are invested in actively managed pooled investment funds.  Each individual mutual fund or pooled investment fund has been selected based on the investment strategy of the related plan, which mirrors a specific asset class within the associated target allocation.  The plans in Germany are unfunded and have no plan assets.  Pension plan assets at September 30, 2021 and 2020 do not include any direct investment in Woodward’s common stock.

The asset allocations are monitored and rebalanced regularly by investment managers assigned to the individual pension plans.  The actual allocations of pension plan assets and target allocation ranges by asset class, are as follows:

	At September 30,
	2021				2020
	Percentage of Plan Assets	Target Allocation Ranges			Percentage of Plan Assets	Target Allocation Ranges
United States:
Asset Class
Equity Securities	30.7%	2.5%	—	51.2%	64.4%	41.7%	—	81.7%
Debt Securities	67.7%	58.8%	—	87.5%	35.0%	28.3%	—	48.3%
Other	1.6%	0.0%			0.6%	0.0%
	100.0%				100.0%
United Kingdom:
Asset Class
Equity Securities	42.3%	50.0%	—	90.0%	39.6%	50.0%	—	90.0%
Debt Securities	57.3%	45.0%	—	70.0%	60.1%	45.0%	—	70.0%
Other	0.4%	0.0%			0.3%	0.0%
	100.0%				100.0%
Japan:
Asset Class
Equity Securities	40.3%	36.0%	—	44.0%	39.7%	36.0%	—	44.0%
Debt Securities	58.8%	55.0%	—	63.0%	59.4%	55.0%	—	63.0%
Other	0.9%	0.0%	—	2.0%	0.9%	0.0%	—	2.0%
	100.0%				100.0%

Actual allocations to each asset class can vary from target allocations due to periodic market value fluctuations, investment strategy changes, and the timing of benefit payments and contributions.

The following tables present Woodward’s pension plan assets using the fair value hierarchy established by U.S. GAAP:

	At September 30, 2021
	Level 1		Level 2		Level 3
	United States	Other Countries	United States	Other Countries	United States	Other Countries	Total
Asset Category:
Cash and cash equivalents	$3,508	$324	$—	$—	$—	$—	$3,832
Mutual funds:
U.S. corporate bond fund	149,727	—	—	—	—	—	149,727
U.S. equity large cap fund	41,988	—	—	—	—	—	41,988
International equity large cap growth fund	26,040	—	—	—	—	—	26,040
Pooled funds:
Japanese equity securities	—	—	—	2,610	—	—	2,610
International equity securities	—	—	—	2,180	—	—	2,180
Japanese fixed income securities	—	—	—	5,224	—	—	5,224
International fixed income securities	—	—	—	1,775	—	—	1,775
Global target return equity/bond fund	—	—	—	15,201	—	—	15,201
Index linked U.K. equity fund	—	—	—	3,236	—	—	3,236
Index linked international equity fund	—	—	—	6,093	—	—	6,093
Index linked U.K. corporate bonds fund	—	—	—	18,438	—	—	18,438
Index linked U.K. government securities fund	—	—	—	6,047	—	—	6,047
Index linked U.K. long-term government securities fund	—	—	—	8,716	—	—	8,716
Total assets	$221,263	$324	$—	$69,520	$—	$—	$291,107

	At September 30, 2020
	Level 1		Level 2		Level 3
	United States	Other Countries	United States	Other Countries	United States	Other Countries	Total
Asset Category:
Cash and cash equivalents	$1,115	$270	$—	$—	$—	$—	$1,385
Mutual funds:
U.S. corporate bond fund	70,492	—	—	—	—	—	70,492
U.S. equity large cap fund	65,025	—	—	—	—	—	65,025
International equity large cap growth fund	64,923	—	—	—	—	—	64,923
Pooled funds:
Japanese equity securities	—	—	—	2,470	—	—	2,470
International equity securities	—	—	—	2,135	—	—	2,135
Japanese fixed income securities	—	—	—	5,151	—	—	5,151
International fixed income securities	—	—	—	1,734	—	—	1,734
Global target return equity/bond fund	—	—	—	13,002	—	—	13,002
Index linked U.K. equity fund	—	—	—	2,878	—	—	2,878
Index linked international equity fund	—	—	—	5,351	—	—	5,351
Index linked U.K. corporate bonds fund	—	—	—	18,055	—	—	18,055
Index linked U.K. government securities fund	—	—	—	5,767	—	—	5,767
Index linked U.K. long-term government securities fund	—	—	—	8,341	—	—	8,341
Total assets	$201,555	$270	$—	$64,884	$—	$—	$266,709

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

There were no transfers into or out of Level 3 assets in fiscal years 2021 or 2020.

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

Certain participating retirees are required to contribute to the plans in order to maintain coverage.  The plans provide postretirement medical benefits for approximately 7 retired employees and their covered dependents and beneficiaries and may provide future benefits to 425 active employees and their covered dependents and beneficiaries, upon retirement, if the employees elect to participate.  All the postretirement medical plans are fully insured for retirees who have attained age 65.

The actuarial assumptions used in measuring the net periodic benefit cost and plan obligations of postretirement benefits were as follows:

	At September 30,
	2021	2020	2019
Weighted-average discount rate used to determine benefit obligation	2.80%	2.45%	3.05%
Weighted-average discount rate used to determine net periodic benefit cost	2.45	3.05	4.30

The discount rate assumption is intended to reflect the rate at which the postretirement benefits could be effectively settled based upon the assumed timing of the benefit payments.

Woodward used a bond portfolio matching analysis based on recently traded, non-callable bonds rated AA or better that have at least $50 million outstanding to determine the benefit obligations at year end.

Mortality assumptions are based on published mortality studies developed primarily based on past experience of the broad population and modified for projected longevity trends.  The projected benefit obligations in the United States as of September 30, 2021 and September 30, 2020 were based on the SOA Pri-2012 Mortality Tables Report using the SOA’s MP-2019 and projected forward using a custom projection scale based on MP-2019 with a 5-year convergence period and a long-term rate of 0.75%.

Assumed healthcare cost trend rates at September 30, were as follows:

	2021	2020
Health care cost trend rate assumed for next year	6.00%	6.00%
Rate to which the cost trend rate is assumed to decline
(the ultimate trend rate)	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2027	2025

Net periodic benefit costs consist of the following components reflected as expense in Woodward’s Consolidated Statements of Earnings:

	Year Ended September 30,
	2021	2020	2019
Service cost	$1	$2	$5
Interest cost	599	782	1,154
Amortization of:
Net losses	30	47	55
Net prior service cost (benefit)	1	3	(5)
Net periodic cost	$631	$834	$1,209

The following table provides a reconciliation of the changes in the accumulated postretirement benefit obligation and fair value of assets for the postretirement benefits:

	Year Ended September 30,
	2021	2020
Changes in accumulated postretirement benefit obligation:
Accumulated postretirement benefit obligation at beginning of year	$25,445	$26,671
Service cost	1	2
Interest cost	599	782
Premiums paid by plan participants	993	1,088
Net actuarial gains	(2,422)	(313)
Benefits paid	(3,072)	(2,785)
Accumulated postretirement benefit obligation at end of year	$21,544	$25,445
Changes in fair value of plan assets:
Fair value of plan assets at beginning of year	$—	$—
Contributions by the company	2,079	1,697
Premiums paid by plan participants	993	1,088
Benefits paid	(3,072)	(2,785)
Fair value of plan assets at end of year	$—	$—
Funded status at end of year	$(21,544)	$(25,445)

The following tables provide the amounts recognized in the statement of financial position and accumulated other comprehensive losses for the postretirement plans:

	Year Ended September 30,
	2021	2020
Amounts recognized in statement of financial position consist of:
Accrued liabilities	$(1,808)	$(1,992)
Other non-current liabilities	(19,736)	(23,453)
Funded status at end of year	$(21,544)	$(25,445)
Amounts recognized in accumulated other comprehensive income consist of:
Unrecognized net prior service cost (benefit)	$-	$1
Unrecognized net gains	(2,815)	(363)
Total amounts recognized	(2,815)	(362)
Deferred taxes	289	(324)
Amounts recognized in accumulated other comprehensive income	$(2,526)	$(686)

Woodward pays plan benefits from its general funds; therefore, there are no segregated plan assets as of September 30, 2021 or September 30, 2020.

The accumulated benefit obligations of the Company’s postretirement plans were $21,544 at September 30, 2021 and $25,445 at September 30, 2020.  The largest contributor to the actuarial gains affecting the Company’s postretirement plans accumulated benefit obligations were the claims experience being lower than expected and increase in discount rate.

The following table reconciles the changes in accumulated other comprehensive losses for the other postretirement benefit plans:

	Year Ended September 30,
	2021	2020
Accumulated other comprehensive losses at beginning of year	$(362)	$1
Net gain	(2,422)	(313)
Amortization of:
Net losses	(30)	(47)
Prior service (cost) benefit	(1)	(3)
Accumulated other comprehensive losses at end of year	$(2,815)	$(362)

Using expected future service, it is anticipated that the future Company contributions to pay benefits for other postretirement benefit plans, excluding participate contributions, will be as follows:

Year Ending September 30,
2022	$2,799
2023	2,754
2024	2,699
2025	2,634
2026	2,554
2027 – 2031	11,089

Note 21.  Stockholders’ equity

Common Stock

Holders of Woodward’s common stock are entitled to receive dividends when and as declared by the Board and have the right to one vote per share on all matters requiring stockholder approval.

Dividends declared and paid were as follows:

	Year Ended September 30,
	2021	2020	2019
Dividends declared and paid	$36,041	$37,664	$39,066
Dividend per share amount	0.5688	0.6050	0.6300

Stock repurchase program

In November 2019, the Board approved a program for the repurchase of up to $500,000 of Woodward’s outstanding shares of common stock on the open market or in privately negotiated transactions over a three year period that will end in 2022 (the “2019 Authorization”). In fiscal year 2021, Woodward repurchased 404 shares of its common stock for $45,860 under the 2019 Authorization, of which 110 shares repurchases were in-transit for $12,516 as of September 30, 2021.  In fiscal year 2020, Woodward repurchased 124 shares of common stock for $13,346 under the 2019 Authorization and in fiscal year 2019, Woodward repurchased 1,102 shares of common stock for $110,311 under a prior repurchase authorization that was superseded and replaced by the 2019 Authorization.

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

The 2017 Plan was approved by Woodward’s stockholders in January 2017 and is a successor plan to the 2006 Plan.  As of September 14, 2016, the effective date of the 2017 Plan, the Board delegated authority to administer the 2017 Plan to the compensation committee of the board of directors (the “Committee”), including, but not limited to, the power to determine the recipients of awards and the terms of those awards.  On January 29, 2020, Woodward’s stockholders approved an additional 1,000 shares of Woodward’s common stock to be made available for future grants.  Under the 2017 Plan, there were approximately 2,714 shares of Woodward’s common stock available for future grants as of September 30, 2021.

Stock options

Woodward believes that stock options align the interests of its employees and directors with the interests of its stockholders.  Stock option awards are granted with an exercise price equal to the market price of Woodward’s stock at the date the grants are awarded, a ten-year term, and generally have a four year vesting schedule at a rate of 25% per year.

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

	Year Ended September 30,
	2021			2020			2019
Weighted-average exercise price per share	$82.46			$90.52			$79.84
Expected term (years)	6.5	-	8.7	6.4	-	8.7	6.5	-	8.7
Estimated volatility	33.3%	-	36.2%	25.7%	-	35.1%	25.7%	-	31.0%
Estimated dividend yield	0.3%	-	0.6%	0.4%	-	0.9%	0.6%	-	0.8%
Risk-free interest rate	0.4%	-	1.0%	0.4%	-	1.7%	1.5%	-	3.1%

The weighted average grant date fair value of options granted follows:

	Year Ended September 30,
	2021	2020	2019
Weighted-average grant date fair value of options	$28.22	$25.41	$24.12

The following is a summary of the activity for stock option awards during the fiscal year ended September 30, 2021:

	Number	Weighted- Average Exercise Price Per Share
Balance at September 30, 2020	5,443	$62.00
Options granted	773	82.46
Options exercised	(850)	41.01
Options forfeited	(25)	81.75
Options expired	(2)	46.55
Balance at September 30, 2021	5,339	68.21

Exercise prices of stock options outstanding as of September 30, 2021 range from $33.64 to $127.84.

Changes in non-vested stock options during the fiscal year ended September 30, 2021 were as follows:

	Number	Weighted- Average Grant Date Fair Value Per Share
Balance at September 30, 2020	2,078	$24.69
Options granted	773	28.22
Options vested	(763)	25.31
Options forfeited	(25)	25.40
Balance at September 30, 2021	2,063	25.77

Information about stock options that have vested, or are expected to vest, and are exercisable at September 30, 2021 was as follows:

	Number	Weighted- Average Exercise Price	Weighted- Average Remaining Life in Years	Aggregate Intrinsic Value
Options outstanding	5,339	$68.21	6.0	$240,483
Options vested and exercisable	3,276	58.95	4.7	177,729
Options vested and expected to vest	5,279	68.06	6.0	238,544

Other information follows:

	Year Ended September 30,
	2021	2020	2019
Total fair value of stock options vested	$19,324	$17,423	$15,863
Total intrinsic value of options exercised	63,667	50,059	70,866
Cash received from exercises of stock options	34,748	24,969	36,044
Excess tax benefit realized from exercise of stock options	12,364	9,399	13,416

Stock-based compensation expense

Woodward recognizes stock-based compensation expense on a straight-line basis over the requisite service period.  Pursuant to the form stock option agreements used by the Company, with terms approved by the administrator of the applicable plan, the requisite service period can be less than the four-year vesting period based on grantee’s retirement eligibility.  As such, the recognition of stock-based compensation expense associated with some stock option grants can be accelerated to a period of less than four years, including immediate recognition of stock-based compensation expense on the date of grant.

Stock-based compensation expense recognized was as follows:

	Year Ended September 30,
	2021	2020	2019
Employee stock-based compensation expense	$21,475	$22,903	$18,146

At September 30, 2021, there was approximately $10,913 of total unrecognized compensation expense related to non-vested stock-based compensation arrangements, including both stock options and restricted stock awards.  The pre-vesting forfeiture rates for purposes of determining stock-based compensation expense recognized were estimated to be 0.0% for members of Woodward’s board of directors and 7% for all others.  The remaining unrecognized compensation cost is expected to be recognized over a weighted-average period of approximately 2 years.

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

Year Ending September 30,
2022	$404,051
2023	36,292
2024	7,048
2025	1,333
2026	2,173
Thereafter	899
Total	$451,796

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

A summary of consolidated net sales and earnings by segment follows:

	Year Ended September 30,
	2021	2020	2019
Segment external net sales:
Aerospace	$1,404,117	$1,590,963	$1,880,520
Industrial	841,715	904,702	1,019,677
Total consolidated net sales	$2,245,832	$2,495,665	$2,900,197
Segment earnings:
Aerospace	$234,356	$310,137	$389,126
Industrial	108,672	100,321	93,521
Nonsegment expenses	(64,442)	(94,530)	(119,447)
Interest Expense, net	(32,787)	(34,047)	(42,588)
Consolidated earnings before income taxes	$245,799	$281,881	$320,612

Segment assets consist of accounts receivable, inventories, property, plant, and equipment, net, goodwill, and other intangibles, net.  A summary of consolidated total assets, consolidated depreciation and amortization, and consolidated capital expenditures follows:

	Year Ended September 30,
	2021	2020	2019
Segment assets:
Aerospace	$1,698,833	$1,752,516	$1,900,657
Industrial	1,453,423	1,529,411	1,561,441
Unallocated corporate property, plant and equipment, net	106,014	106,380	114,887
Other unallocated assets	832,734	515,029	379,541
Consolidated total assets	$4,091,004	$3,903,336	$3,956,526

Segment depreciation and amortization:
Aerospace	$62,075	$63,530	$60,710
Industrial	56,885	57,444	71,173
Unallocated corporate amounts	10,564	10,184	10,121
Consolidated depreciation and amortization	$129,524	$131,158	$142,004

Segment capital expenditures:
Aerospace	$17,303	$26,148	$56,525
Industrial	15,164	10,631	30,195
Unallocated corporate amounts	5,222	10,308	12,346
Consolidated capital expenditures	$37,689	$47,087	$99,066

Sales to Boeing were made by Woodward’s Aerospace segment and totaled approximately 13% of net sales in fiscal year 2021, 14% of net sales in fiscal year 2020, and 15% of net sales in fiscal year 2019.  Sales to GE were made by both of Woodward’s reportable segments and totaled approximately 11% of net sales in fiscal year 2021 and 2020, and 14% of net sales in fiscal year 2019.

Accounts receivable from Boeing totaled approximately 14% of accounts receivable at September 30, 2021 and 13% of accounts receivable at September 30, 2020.  Accounts receivable from GE totaled approximately 10% of accounts receivable at September 30, 2021 and 9% of accounts receivable at and September 30, 2020.

U.S. Government related sales from Woodward’s reportable segments were as follows:

	Direct U.S. Government Sales	Indirect U.S. Government Sales	Total U.S. Government Related Sales
Fiscal year ended September 30, 2021
Aerospace	$116,832	$526,118	$642,950
Industrial	7,732	2,442	10,174
Total net external sales	$124,564	$528,560	$653,124
Percentage of total net sales	6%	23%	29%

Fiscal year ended September 30, 2020
Aerospace	$149,416	$536,424	$685,840
Industrial	5,867	17,473	23,340
Total net external sales	$155,283	$553,897	$709,180
Percentage of total net sales	6%	22%	28%

Fiscal year ended September 30, 2019
Aerospace	$118,334	$545,306	$663,640
Industrial	4,491	13,810	18,301
Total net external sales	$122,825	$559,116	$681,941
Percentage of total net sales	4%	19%	23%

Item 9.	Changes in and Disagreements with Accountants

There have been no disagreements or any reportable events requiring disclosure under Item 304(b) of Regulation S-K.

Item 9A.	Controls and Procedures

We have established disclosure controls and procedures, which are designed to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Act”) is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.  These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Act is accumulated and communicated to management, including our Principal Executive Officer (Thomas A. Gendron, Chairman of the Board, Chief Executive Officer and President) and Principal Financial and Accounting Officer (Mark D. Hartman, Chief Financial Officer), as appropriate, to allow timely decisions regarding required disclosures.

Thomas A. Gendron and Mark D. Hartman evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Form 10-K.  Based on their evaluations, they concluded that our disclosure controls and procedures were effective as of September 30, 2021.

There have been no significant changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the period covered by this Annual Report on Form 10-K that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Annual Report on Internal Control Over Financial Reporting

We are responsible for establishing and maintaining adequate internal control over financial reporting for the Company.  We have evaluated the effectiveness of internal control over financial reporting using the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and, based on that evaluation, have concluded that the Company’s internal control over financial reporting was effective as of September 30, 2021, the end of the Company’s most recent fiscal year.

Deloitte & Touche LLP, an independent registered public accounting firm, conducted an audit of Woodward’s internal control over financial reporting as of September 30, 2021 as stated in their report included in “Item 8 – Financial Statements and Supplementary Data”

Internal control over financial reporting is a process designed by, or under the supervision of, our principal executive and principal financial officers, or persons performing similar functions, and effected by our Board of Directors, management, and other personnel, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external purposes in accordance with generally accepted accounting principles.  Internal control over financial reporting includes those policies and procedures that:

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

There have been no changes in our internal control over financial reporting during the fourth fiscal quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

On November 16, 2021 the Compensation Committee (the “Committee”) of the Board approved changes to the Company’s previously adopted form of Amended and Restated Executive Change-in-Control Severance Agreement.  The principal changes were to provide for certain severance benefits for a qualifying termination of employment not in connection with a change in control of the Company.  Previously, the agreement provided for severance benefits for a qualifying termination of employment only in connection with a change in control.  The non-change in control severance benefits are lesser than the change in control severance benefits.

Under the amended agreement, now entitled the Amended and Restated Executive Severance and Change in Control Agreement (the “Agreement”), an eligible employee who experiences a qualifying termination of employment not in connection with a change in control will, subject to signing a release of claims in favor of the Company, receive (1) any unpaid base salary, accrued vacation pay, unreimbursed business expenses, and any other amounts earned by and owed to the eligible employee; (2) a payment equal to the Company's cost (less the eligible employee’s premium co-pay obligations) to provide the employee with one year of continued health and welfare benefit coverage under Company-provided plans; (3) the then-current year's annual incentive award that the eligible employee would have actually earned, if any, prorated based on the portion of the year before the qualifying termination of employment; (4) the actual amount that the eligible employee would have earned, if any, for the applicable performance period for all outstanding Cash LTI cycles, or the target award for each such cycle (whichever is larger), and in either case prorated based on the portion of the performance cycle before the qualifying termination of employment); (5) in exchange for the eligible employee agreeing to restrictive covenants including, without limitation, non-competition and non-solicitation requirements, one year of base salary and one year of target bonus; and (6) the eligible employee’s equity compensation awards that are scheduled to vest within 12 months based on continued employment (specifically excluding any awards that remain subject to performance goals that have not been achieved) will continue to vest, and any vested stock options or stock appreciation rights will be exercisable for the remaining life of the option (subject to earlier termination as provided in the applicable plan or award agreement).

The severance benefits payable to an eligible employee for a qualifying termination of employment in connection with a change in control mostly were unchanged.  The only material change was that, upon a qualifying termination of employment in connection with a change of control, the agreement now provides for equity vesting benefits.  The eligible employee’s equity compensation awards that remain scheduled to vest based on continued employment (specifically excluding any awards that remain subject to performance goals that have not been achieved) will continue to vest after the qualifying termination of employment (limited to 12 months of vesting for any awards granted after the change in control), and any vested stock options or stock appreciation rights will be exercisable for the remaining life of the option (subject to earlier termination as provided in the applicable plan or award agreement).

A qualifying termination of employment under the Agreement generally means a termination of the eligible employee’s employment by the Company without “cause” or by the employee for “good “reason” (as both terms are defined in the Agreement).  A qualifying termination of employment is considered in connection with a change in control if the termination is within the period beginning three months before the change in control and ending two years after the change in control.  Payments of cash amounts owed under the Agreement will be made only after the release of claims in favor of the Company becoming effective and irrevocable.

The above description of the Agreement is qualified in its entirety by the actual terms of the Agreement, which is filed as Exhibit 10.29 to this Report on Form 10-K.

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this item relating to our directors and nominees, regarding compliance with Section 16(a) of the Securities Act of 1934, and regarding our Audit Committee is included under the captions “Proposal 1: Election of Directors,” “Board Meetings and Committees – Audit Committee” (including information with respect to audit committee financial experts), “Stock Ownership of Management,” and, “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement related to the Annual Meeting of Stockholders to be held virtually on January 26, 2022 and is incorporated herein by reference.  There have been no material changes to the procedures by which security holders may recommend nominees to our board of directors.

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

Information regarding executive compensation is under the captions “Board Meetings and Committees – Director Compensation,” “Board Meetings and Committees – Compensation Committee – Compensation Committee Interlocks and Insider Participation,” “Compensation Discussion and Analysis,” “Compensation Committee Report,” “Executive Compensation” and “Board Meetings and Committees – Compensation Committee – Risk Assessment” in our Proxy Statement, and is incorporated herein by reference, except the section captioned “Compensation Committee Report on Compensation Discussion and Analysis” is hereby “furnished” and not “filed” with this Form 10-K.

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

The information set forth under “Related Person Transaction Policies and Procedures,” “Proposal 1: Election of Directors” and “Audit Committee Report to Stockholders” in our Proxy Statement and is incorporated herein by reference except the section captioned “Audit Committee Report” is hereby “furnished” and not “filed” with this Form 10-K.

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

(a)	(2)	Exhibits Filed as Part of This Report:

‡	2.1

Share Purchase Agreement relating to the sale and purchase of all shares in L’Orange GmbH and Fluid Mechanics LLC dated April 8, 2018, filed as Exhibit 2.1 to Quarterly Report on Form 10-Q, filed on August 8, 2018

‡	3.1	Restated Certificate of Incorporation, as amended October 3, 2007, filed as Exhibit 3(i)(a) to Annual Report on Form 10-K filed November 20, 2008

‡	3.2	Bylaws of Woodward, Inc., as amended and restated on January 11, 2020, filed as Exhibit 3.2 to Annual Report on Form 10-K filed November 12, 2015

‡	3.3	Certificate of Amendment of Certificate of Incorporation, dated January 23, 2008, filed as Exhibit 3(i)(b) to Annual Report on Form 10-K filed November 20, 2008

‡	3.4	Certificate of Amendment of the Restated Certificate of Incorporation, dated January 26, 2011, filed as Exhibit 3.1 to Current Report on Form 8-K filed January 28, 2011

‡	3.5	Certificate of Designation of Rights, Preferences and Privileges of Series B Preferred Stock

†‡	10.1	Long-Term Management Incentive Compensation Plan, filed as Exhibit 10(c) to Annual Report on Form 10-K filed December 22, 2000

†‡	10.2	Summary Description of the Woodward Variable Incentive Plan, filed as Exhibit 10.2 to Annual Report on Form 10-K filed November 16, 2016

†‡	10.3	2006 Omnibus Incentive Plan, effective January 25, 2006, filed as Exhibit 4.1 to Registration Statement on Form S-8 filed April 28, 2006

†‡	10.4	Amendment No. 1 to the Woodward, Inc. 2006 Omnibus Incentive Plan, effective as of January 26, 2011, filed as Exhibit 10.10 to Annual Report on Form 10-K filed November 16, 2011

†‡	10.5	Form of Non-Qualified Stock Option Agreement, filed as Exhibit 10.12 to Annual Report on Form 10-K filed November 15, 2012

†‡	10.6	Form of Non-Qualified Stock Option Agreement, filed as Exhibit 10.13 to Annual Report on Form 10-K filed November 14, 2013

†‡	10.7	2017 Omnibus Incentive Plan, effective September 14, 2016, filed as Exhibit 10.1 to Quarterly Report on Form 10-Q filed January 25, 2017

†‡	10.8	Form of Non-Qualified Stock Option Agreement, filed as Exhibit 10.2 to Quarterly Report on Form 10-Q filed January 25, 2017

‡	10.9

Amendment No. 1 to 2008 Note Purchase Agreement, dated as of October 1, 2013, by and among the Company and the noteholders named therein, filed as Exhibit 10.2 to Current Report on Form 8-K filed October 4, 2013

‡	10.10	Note Purchase Agreement, dated October 1, 2013, by and among the Company and the purchasers named therein, filed as Exhibit 10.1 to Current Report on Form 8-K filed October 4, 2013

‡	10.11	Note Purchase Agreement, dated September 23, 2016, by and among the Company and the purchasers named therein, filed as Exhibit 10.20 to Annual Report on Form 10-K filed November 16, 2016

‡	10.12

Note Purchase Agreement, dated September 23, 2016, by and among Woodward International Holding B.V. and the purchasers named therein, filed as Exhibit 10.21 to Annual Report on Form 10-K filed November 16, 2016

†‡	10.13	Form of Change in Control Agreement for the Company’s principal executive officer and other executive officers, filed as Exhibit 10.25 to Annual Report on Form 10-K filed November 12, 2014

†‡	10.14	Form of Change in Control Agreement for Robert F. Weber, Jr., filed as Exhibit 10.26 to Annual Report on Form 10-K filed November 12, 2014

†‡	10.15	Executive Benefit Plan, as amended and restated as of September 18, 2013, filed as Exhibit 10.31 to Annual Report on Form 10-K filed November 14, 2013

†‡	10.16	Woodward Retirement Savings Plan, as amended and restated effective as of January 1, 2016, filed as Exhibit 10.1 to Quarterly Report on Form 10-Q filed February 9, 2016

†‡	10.17	Thomas G. Cromwell employment offer letter, dated January 30, 2019, filed as exhibit 10.1 to Quarterly Report on Form 10-Q filed May 8, 2019

‡	10.18	Purchase and Sale Agreement between Woodward, Inc. and General Electric Company dated January 4, 2016 filed as Exhibit 2.1 to Current Report on Form 8-K filed January 8, 2016

‡	10.19	Amended and Restated Limited Liability Company Agreement of Convergence Fuel Systems, LLC, dated January 4, 2016 filed as Exhibit 10.1 to Current Report on Form 8-K filed January 8, 2016

‡	10.20	Frame Development and Purchase Agreement between MTU Friedrichshafen GmbH and L’Orange GmbH, filed as Exhibit 10.1 to Quarterly Report on Form 10-Q, filed August 8, 2018

‡	10.21	Note Purchase Agreement, dated May 31, 2018, by and among Woodward, Inc. and the purchasers named therein, filed as Exhibit 10.1 to Current Report on Form 8-K, filed June 4, 2018

‡	10.22

Amendment No. 1 to 2013 Note Purchase Agreement, dated as of May 31, 2018, by and among Woodward, Inc. and the noteholders names therein, filed as Exhibit 10.2 of the Company’s Current Report on Form 8-K, filed June 4, 2018

‡	10.23

Amendment No. 1 to 2016 Series M Note Purchase Agreement, dated as of May 31, 2018, by and among Woodward, Inc. and the noteholders names therein filed as Exhibit 10.3 of the Company’s Current Report on Form 8-K, filed June 4, 2018

‡	10.24

Amendment No. 1 to 2016 Series N and O Note Purchase Agreement, dated as of May 31, 2018, by and among Woodward International Holding B.V., Woodward, Inc. and the noteholders names therein, filed as Exhibit 10.4 of the Company’s Current Report on Form 8-K, filed June 4, 2018

‡	10.25

Amended and Restated Credit Agreement dated June 19, 2019, by and among the Company, certain foreign subsidiaries borrowers of the Company from time to time parties thereto, the institutions from time to time party thereto, as lenders, Wells Fargo Bank, National Association, as administrative agent, filed as Exhibit 10.1 on Form 10-Q, filed August 12, 2019

†	10.26	Form of Non-Qualified Stock Option Agreement filed as Exhibit 10.40 on Form 10-K, filed November 13, 2018

*†	10.27	Outside Director Compensation Policy

*†	10.28	Mark D. Hartman promotion offer letter, dated July 29, 2021

*†	10.29	Amended and Restated Executive Severance and Change in Control Agreement

*	21.1	Subsidiaries

*	23.1	Consent of Independent Registered Public Accounting Firm

*	31.1	Rule 13a-14(a)/15d-14(a) certification of Thomas A. Gendron

*	31.2	Rule 13a-14(a)/15d-14(a) certification of Mark D. Hartman

*	32.1	Section 1350 certifications

*	101.INS	Inline XBRL Instance Document.

*	101.SCH	Inline XBRL Taxonomy Extension Schema Document

*	101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

*	101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

*	101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

*	101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

*	104	Cover Page Interactive Data File (formatted as Inline XBRL and Contained in Exhibit 101)

Attached as Exhibit 101 to this report are the following materials from Woodward, Inc.’s Annual Report on Form 10-K for the year ended September 30, 2021 formatted in Inline XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Earnings, (ii) the Consolidated Statements of Comprehensive Earnings, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Stockholders’ Equity, and (vi) the Notes to the Consolidated Financial Statements.

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

WOODWARD, INC.
Date: November 19, 2021	/s/ Thomas A. Gendron
Thomas A. Gendron
Chairman of the Board, Chief Executive Officer, and President (Principal Executive Officer)

Date: November 19, 2021	/s/ Mark D. Hartman
Mark D. Hartman
Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Rajeev Bhalla	Director	November 19, 2021
Rajeev Bhalla
/s/ John D. Cohn	Director	November 19, 2021
John D. Cohn
/s/ Paul Donovan	Director	November 19, 2021
Paul Donovan
/s/ Eileen P. Drake	Director	November 19, 2021
Eileen P. Drake
/s/ David Hess	Director	November 19, 2021
David Hess
/s/ Thomas A. Gendron	Chairman of the Board	November 19, 2021
Thomas A. Gendron	and Director
/s/ Daniel G. Korte	Director	November 19, 2021
Daniel G. Korte
/s/ Mary L. Petrovich	Director	November 19, 2021
Mary L. Petrovich
/s/ Ronald M. Sega	Director	November 19, 2021
Ronald M. Sega
/s/ Gregg C. Sengstack	Director	November 19, 2021
Gregg C. Sengstack