Form 10-Q
period 2021-12-31
Woodward, Inc.
filed 2022-02-04
CIK 108312

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2021

or

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

Yes ☐ No ☒

As of February 2, 2022, 63,104,719 shares of the registrant’s common stock with a par value of $0.001455 per share were outstanding.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

WOODWARD, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(In thousands, except per share amounts)

(Unaudited)

	Three-Months Ended
	December 31,
	2021	2020
Net sales	$541,586	$537,619
Costs and expenses:
Cost of goods sold	419,151	401,640
Selling, general and administrative expenses	62,306	56,111
Research and development costs	25,392	31,996
Interest expense	8,306	8,906
Interest income	(641)	(495)
Other (income) expense, net	(10,674)	(8,123)
Total costs and expenses	503,840	490,035
Earnings before income taxes	37,746	47,584
Income tax expense	7,441	6,014
Net earnings	$30,305	$41,570

Earnings per share:
Basic earnings per share	$0.48	$0.66
Diluted earnings per share	$0.47	$0.64

Weighted-Average Common Shares Outstanding:
Basic	63,094	62,812
Diluted	65,099	64,892

See accompanying Notes to Condensed Consolidated Financial Statements

WOODWARD, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS

(In thousands)

(Unaudited)

	Three-Months Ended
	December 31,
	2021	2020
Net earnings	$30,305	$41,570

Other comprehensive earnings:
Foreign currency translation adjustments	(2,438)	21,782
Net gain/(loss) on foreign currency transactions designated as hedges of net investments in foreign subsidiaries	1,071	(2,227)
Taxes on changes in foreign currency translation adjustments	(986)	1,684
Foreign currency translation and transactions adjustments, net of tax	(2,353)	21,239

Unrealized gain/(loss) on fair value adjustment of derivative instruments	12,369	(30,658)
Reclassification of net realized (gain)/loss on derivatives to earnings	(10,075)	20,960
Taxes on changes in derivative transactions	(80)	(1,340)
Derivative adjustments, net of tax	2,214	(11,038)

Amortization of pension and other postretirement plan:
Net prior service cost	251	248
Net loss	187	370
Foreign currency exchange rate changes on pension and other postretirement benefit plan liabilities	30	(1,697)
Taxes on changes in pension and other postretirement benefit plan liability adjustments, net of foreign currency exchange rate changes	(114)	356
Pension and other postretirement benefit plan adjustments, net of tax	354	(723)
Total comprehensive earnings	$30,520	$51,048

See accompanying Notes to Condensed Consolidated Financial Statements

WOODWARD, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

(Unaudited)

	December 31,	September 30,
	2021	2021
ASSETS
Current assets:
Cash and cash equivalents, including restricted cash of $907 and $1,907, respectively	$426,982	$448,462
Accounts receivable, less allowance for uncollectible amounts of $3,309 and $3,664, respectively	506,216	523,051
Inventories	451,834	419,971
Income taxes receivable	8,928	12,071
Other current assets	52,771	61,168
Total current assets	1,446,731	1,464,723
Property, plant and equipment, net	934,403	950,569
Goodwill	800,022	805,333
Intangible assets, net	538,782	559,289
Deferred income tax assets	13,970	14,066
Other assets	301,332	297,024
Total assets	$4,035,240	$4,091,004
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$424	$728
Accounts payable	165,867	170,909
Income taxes payable	17,004	11,481
Accrued liabilities	146,213	183,139
Total current liabilities	329,508	366,257
Long-term debt, less current portion	729,826	734,122
Deferred income tax liabilities	156,169	157,936
Other liabilities	596,305	617,908
Total liabilities	1,811,808	1,876,223
Commitments and contingencies (Note 21)
Stockholders' equity:
Preferred stock, par value $0.003 per share, 10,000 shares authorized, no shares issued	—	—
Common stock, par value $0.001455 per share, 150,000 shares authorized, 72,960 shares issued	106	106
Additional paid-in capital	274,366	261,735
Accumulated other comprehensive losses	(65,404)	(65,619)
Deferred compensation	7,960	7,949
Retained earnings	2,620,571	2,600,513
	2,837,599	2,804,684
Treasury stock at cost, 9,877 shares and 9,702 shares, respectively	(606,207)	(581,954)
Treasury stock held for deferred compensation, at cost, 167 shares, respectively	(7,960)	(7,949)
Total stockholders' equity	2,223,432	2,214,781
Total liabilities and stockholders' equity	$4,035,240	$4,091,004

See accompanying Notes to Condensed Consolidated Financial Statements

WOODWARD, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three-Months Ended December 31,
	2021	2020
Cash flows from operating activities:
Net earnings	$30,305	$41,570
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	30,721	33,077
Net gain on sales of assets and businesses	(1,538)	(588)
Stock-based compensation	11,892	13,469
Deferred income taxes	—	1,332
Changes in operating assets and liabilities:
Trade accounts receivable	55,907	57,001
Unbilled receivables (contract assets)	(37,067)	(17,468)
Costs to fulfill a contract	(4,782)	(5,321)
Inventories	(32,890)	(2,528)
Accounts payable and accrued liabilities	(32,142)	22,725
Contract liabilities	4,029	8,509
Income taxes	8,813	1,795
Retirement benefit obligations	(1,163)	(1,317)
Other	7,205	(5,531)
Net cash provided by operating activities	39,290	146,725

Cash flows from investing activities:
Payments for purchase of property, plant, and equipment	(13,123)	(7,263)
Proceeds from sale of assets	1	48
Payments for purchases of short-term investments	—	(2,740)
Proceeds from sales of short-term investments	7	—
Net cash used in investing activities	(13,115)	(9,955)

Cash flows from financing activities:
Cash dividends paid	(10,247)	(5,102)
Proceeds from sales of treasury stock	3,198	10,855
Purchase of treasury stock	(39,258)	—
Borrowings on revolving lines of credit and short-term borrowings	—	74,400
Payments on revolving lines of credit and short-term borrowings	—	(74,400)
Payments of long-term debt and finance lease obligations	(381)	(100,395)
Net cash used in financing activities	(46,688)	(94,642)
Effect of exchange rate changes on cash and cash equivalents	(967)	6,483
Net change in cash and cash equivalents	(21,480)	48,611
Cash and cash equivalents, including restricted cash, at beginning of year	448,462	153,270
Cash and cash equivalents, including restricted cash, at end of period	$426,982	$201,881

See accompanying Notes to Condensed Consolidated Financial Statements

WOODWARD, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

(Unaudited)

	Number of shares			Stockholders' equity
						Accumulated other comprehensive (loss) earnings
	Common stock	Treasury stock	Treasury stock held for deferred compensation	Common stock	Additional paid-in capital	Foreign currency translation adjustments	Unrealized derivative gains (losses)	Minimum retirement benefit liability adjustments	Total accumulated other comprehensive (loss) earnings	Deferred compensation	Retained earnings	Treasury stock at cost	Treasury stock held for deferred compensation	Total stockholders' equity
Balances as of September 30, 2020	72,960	(10,277)	(199)	$106	$231,936	$(40,691)	$(20,457)	$(28,646)	(89,794)	$9,222	$2,427,905	$(577,476)	$(9,222)	$1,992,677
Net earnings	—	—	—	—	—	—	—	—	—	—	41,570	—	—	41,570
Other comprehensive earnings (loss), net of tax	—	—	—	—	—	21,239	(11,038)	(723)	9,478	—	—	—	—	9,478
Cash dividends paid ($0.0813 per share)	—	—	—	—	—	—	—	—	—	—	(5,102)	—	—	(5,102)
Sales of treasury stock	—	285	—	—	(1,011)	—	—	—	—	—	—	12,381	—	11,370
Stock-based compensation	—	—	—	—	13,469	—	—	—	—	—	—	—	—	13,469
Purchases/transfers of stock by/to deferred compensation plan	—	—	(3)	—	—	—	—	—	—	276	—	—	(276)	—
Distribution of stock from deferred compensation plan	—	—	1	—	—	—	—	—	—	(13)	—	—	13	—
Balances as of December 31, 2020	72,960	(9,992)	(201)	$106	$244,394	$(19,452)	$(31,495)	$(29,369)	$(80,316)	$9,485	$2,464,373	$(565,095)	$(9,485)	$2,063,462

Balances as of September 30, 2021	72,960	(9,702)	(167)	$106	$261,735	$(32,904)	$(25,597)	$(7,118)	(65,619)	$7,949	$2,600,513	$(581,954)	$(7,949)	$2,214,781
Net earnings	—	—	—	—	—	—	—	—	—	—	30,305	—	—	30,305
Other comprehensive earnings (loss), net of tax	—	—	—	—	—	(2,353)	2,214	354	215	—	—	—	—	215
Cash dividends paid ($0.1625 per share)	—	—	—	—	—	—	—	—	—	—	(10,247)	—	—	(10,247)
Sales of treasury stock	—	58	—	—	739	—	—	—	—	—	—	2,489	—	3,228
Purchase of treasury stock	—	(233)	—	—	—	—	—	—	—	—	—	(26,742)	—	(26,742)
Stock-based compensation	—	—	—	—	11,892	—	—	—	—	—	—	—	—	11,892
Purchases/transfers of stock by/to deferred compensation plan	—	—	(1)	—	—	—	—	—	—	47	—	—	(47)	—
Distribution of stock from deferred compensation plan	—	—	1	—	—	—	—	—	—	(36)	—	—	36	—
Balances as of December 31, 2021	72,960	(9,877)	(167)	$106	$274,366	$(35,257)	$(23,383)	$(6,764)	$(65,404)	$7,960	$2,620,571	$(606,207)	$(7,960)	$2,223,432

See accompanying Notes to Condensed Consolidated Financial Statements

WOODWARD, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

(Unaudited)

Note 1.  Basis of presentation

The Condensed Consolidated Financial Statements of Woodward, Inc. (“Woodward” or the “Company”) as of December 31, 2021 and for the three-months ended December 31, 2021 and 2020, included herein, have not been audited by an independent registered public accounting firm.  These unaudited Condensed Consolidated Financial Statements reflect all normal recurring adjustments that, in the opinion of management, are necessary to present fairly Woodward’s financial position as of December 31, 2021, and the statements of earnings, comprehensive earnings, cash flows, and changes in stockholders’ equity for the periods presented herein.  The results of operations for the three-months ended December 31, 2021 and 2020 are not necessarily indicative of the operating results to be expected for other interim periods or for the full fiscal year.  Dollar and share amounts contained in these unaudited Condensed Consolidated Financial Statements are in thousands, except per share amounts, unless otherwise noted.

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

COVID-19 Pandemic

When combined with the various measures enacted by governments and private organizations to contain COVID-19 or slow its spread, the pandemic has adversely impacted global economic activity and contributed to volatility in financial markets; and the Company has likewise been significantly impacted by the global COVID-19 pandemic. The COVID-19 pandemic could continue to have a material adverse impact on economic and market conditions and presents uncertainty and risk with respect to the Company’s performance and financial results, including estimates and assumptions used by management for the reported amount of assets and liabilities.

Note 2.  New accounting standards

From time to time, the Financial Accounting Standards Board (“FASB”) or other standards setting bodies issue new accounting pronouncements.  Updates to the FASB Accounting Standards Codification (“ASC”) are communicated through issuance of an Accounting Standards Update (“ASU”).

In the time since the Company filed its most recent Annual Report on Form 10-K for the fiscal year ended September 30, 2021, no new accounting standards have been issued, or are pending issuance, that are expected to have a material impact on the Condensed Consolidated Financial Statements upon adoption.

Note 3.  Revenue

The amount of revenue recognized as point in time or over time follows:

	Three-Months Ended December 31, 2021			Three-Months Ended December 31, 2020
	Aerospace	Industrial	Consolidated	Aerospace	Industrial	Consolidated
Point in time	$125,645	$124,992	$250,637	$106,967	$154,195	$261,162
Over time	210,790	80,159	290,949	214,700	61,757	276,457
Total net sales	$336,435	$205,151	$541,586	$321,667	$215,952	$537,619

Accounts Receivable

Accounts receivable consisted of the following:

	December 31, 2021	September 30, 2021
Billed receivables
Trade accounts receivable	$258,270	$298,951
Other (Chinese financial institutions)	7,041	23,168
Total billed receivables	265,311	322,119
Current unbilled receivables (contract assets)	244,214	204,596
Total accounts receivable	509,525	526,715
Less: Allowance for uncollectible amounts	(3,309)	(3,664)
Total accounts receivable, net	$506,216	$523,051

As of December 31, 2021, “Other assets” on the Condensed Consolidated Balance Sheets includes $6,192 of unbilled receivables not expected to be invoiced and collected within a period of twelve months, compared to $9,424 as of September 30, 2021.

Accounts receivable in Woodward’s Condensed Consolidated Financial Statements represent the net amount expected to be collected, and an allowance for uncollectible amounts related to credit losses is established based on expected losses. Expected losses are estimated by reviewing specific customer accounts, taking into consideration accounts receivable aging, credit risk of the customers, and historical payment history, as well as current and forecasted economic conditions and other relevant factors.

The allowance for uncollectible amounts and change in expected credit losses for trade accounts receivable and unbilled receivables (contract assets) consisted of the following:

	Three-Months Ended December 31,
	2021	2020
Balance, beginning	$3,664	$8,359
Charged to costs and expenses, or sales allowance	212	88
Deductions	(576)	(1,171)
Other additions[1]	9	223
Balance, ending	$3,309	$7,499

(1)	Includes effects of foreign exchange rate changes during the period.

Contract liabilities

Contract liabilities consisted of the following:

	December 31, 2021		September 30, 2021
	Current	Noncurrent	Current	Noncurrent
Deferred revenue from material rights from GE joint venture formation	$5,017	$233,055	$4,771	$234,237
Deferred revenue from advanced invoicing and/or prepayments from customers	2,207	62	4,192	290
Liability related to customer supplied inventory	15,771	—	14,169	—
Deferred revenue from material rights related to engineering and development funding	7,070	156,320	6,395	151,797
Net contract liabilities	$30,065	$389,437	$29,527	$386,324

Woodward recognized revenue of $8,793 in the three-months ended December 31, 2021 from contract liabilities balances recorded as of October 1, 2021, compared to $6,528 in the three-months ended December 31, 2020 from contract liabilities balances recorded as of October 1, 2020.

Remaining performance obligations

Remaining performance obligations related to the aggregate amount of the total contract transaction price of firm orders for which the performance obligation has not yet been recognized in revenue as of December 31, 2021 was $1,388,495, compared to $1,283,311 as of September 30, 2021, the majority of which relates to Woodward’s Aerospace segment in both periods.  Woodward expects to recognize almost all of these remaining performance obligations within two years after December 31, 2021.

Remaining performance obligations related to material rights that have not yet been recognized in revenue as of December 31, 2021 was $472,201, compared to $471,133 as of September 30, 2021, of which $7,924 is expected to be recognized in the remainder of fiscal year 2022, $14,825 is expected to be recognized in fiscal year 2023, and the remaining balance is expected to be recognized thereafter.  Woodward expects to recognize revenue from performance obligations related to material rights over the life of the underlying programs, which may be as long as forty years.

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

Revenue by primary market for the Aerospace reportable segment was as follows:

	Three-Months Ended December 31,
	2021	2020
Commercial OEM	$104,826	$76,081
Commercial aftermarket	86,086	65,515
Defense OEM	105,375	131,263
Defense aftermarket	40,148	48,808
Total Aerospace segment net sales	$336,435	$321,667

Revenue by primary market for the Industrial reportable segment was as follows:

	Three-Months Ended December 31,
	2021	2020
Reciprocating engines	$158,334	$164,922
Industrial turbines	46,817	51,030
Total Industrial segment net sales	$205,151	$215,952

The customers who each account for approximately 10% or more of net sales of each of Woodward’s reportable segments are as follows:

	Three-Months Ended December 31, 2021	Three-Months Ended December 31, 2020
Aerospace	The Boeing Company, General Electric Company, Raytheon Technologies	The Boeing Company, General Electric Company, Raytheon Technologies
Industrial	Rolls-Royce PLC, Wartsila	Rolls-Royce PLC, Weichai Westport, General Electric Company

Note 4.  Earnings per share

Basic earnings per share is computed by dividing net earnings available to common stockholders by the weighted-average number of shares of common stock outstanding for the period.

Diluted earnings per share reflects the weighted-average number of shares outstanding after consideration of the dilutive effect of stock options and restricted stock.

The following is a reconciliation of net earnings to basic earnings per share and diluted earnings per share:

	Three-Months Ended December 31,
	2021	2020
Numerator:
Net earnings	$30,305	$41,570
Denominator:
Basic shares outstanding	63,094	62,812
Dilutive effect of stock options and restricted stock	2,005	2,080
Diluted shares outstanding	65,099	64,892
Income per common share:
Basic earnings per share	$0.48	$0.66
Diluted earnings per share	$0.47	$0.64

The following stock option grants were outstanding but were excluded from the computation of diluted earnings per share because their inclusion would have been anti-dilutive.

	Three-Months Ended December 31,
	2021	2020
Options	477	587
Weighted-average option price	$117.63	$104.99

The weighted-average shares of common stock outstanding for basic and diluted earnings per share included the weighted-average treasury stock shares held for deferred compensation obligations of the following:

	Three-Months Ended December 31,
	2021	2020
Weighted-average treasury stock shares held for deferred compensation obligations	168	200

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

Lease-related assets and liabilities follows:

	Classification on the Condensed Consolidated Balance Sheets	December 31, 2021	September 30, 2021
Assets:
Operating lease assets	Other assets	$20,871	$19,370
Finance lease assets	Property, plant and equipment, net	690	781
Total lease assets		21,561	20,151

Current liabilities:
Operating lease liabilities	Accrued liabilities	5,270	5,260
Finance lease liabilities	Current portion of long-term debt	424	728
Noncurrent liabilities:
Operating lease liabilities	Other liabilities	16,294	14,770
Finance lease liabilities	Long-term debt, less current portion	388	475
Total lease liabilities		$22,376	$21,233

Lease-related expenses were as follows:

	Three-Months Ended December 31,
	2021	2020
Operating lease expense	$1,607	$1,553
Amortization of finance lease assets	79	126
Interest on finance lease liabilities	8	18
Variable lease expense	403	322
Short-term lease expense	40	82
Sublease income[1]	(192)	(168)
Total lease expense	$1,945	$1,933

(1)	Relates to two separate subleases Woodward has entered into for a leased manufacturing building in Niles, Illinois.

Lease-related supplemental cash flow information was as follows:

	Three-Months Ended December 31,
	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$1,343	$1,151
Operating cash flows for finance leases	8	18
Financing cash flows for finance leases	382	396
Right-of-use assets obtained in exchange for recorded lease obligations:
Operating leases	3,082	1,130
Finance leases	—	12

Lessor arrangements

Woodward has assessed its manufacturing contracts and concluded that certain of the contracts for the manufacture of customer products met the criteria to be considered a leasing arrangement (“embedded leases”) with Woodward as the lessor.  The specific manufacturing contracts that met the criteria were those that utilized Woodward property, plant and equipment and which is substantially (more than 90%) dedicated to the manufacturing of the product(s) for a single customer.  Woodward has dedicated manufacturing lines with four of its customers representing embedded leases, all of which qualified as operating leases with undefined quantities of future customer purchase commitments.  Although Woodward expects to allocate some portion of future net sales to these customers to embedded lessor arrangements, it cannot provide expected future undiscounted lease payments from property, plant and equipment leased to customers as of December 31, 2021.  If, in the future, customers reduce purchases of related products from Woodward, the Company believes it will derive additional value from the underlying equipment by repurposing its use to support other customer arrangements.

Revenue from contracts with customers that included embedded operating leases, which is included in “Net sales” in the Condensed Consolidated Statements of Earnings, was $1,343 for the three-months ended December 31, 2021, compared to $1,798 for the three-months ended December 31, 2020.

The carrying amount of property, plant and equipment leased to others through embedded leasing arrangements, included in “Property, plant and equipment, net” on the Condensed Consolidated Balance Sheets, follows:

	December 31, 2021	September 30, 2021
Property, plant and equipment leased to others through embedded leasing arrangements	$71,958	$93,732
Less accumulated depreciation	(27,070)	(35,733)
Property, plant and equipment leased to others through embedded leasing arrangements, net	$44,888	$57,999

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

Unamortized deferred revenue from material rights in connection with the JV formation included:

	December 31, 2021	September 30, 2021
Accrued liabilities	$5,017	$4,771
Other liabilities	233,055	234,237

Amortization of the deferred revenue (material right) recognized as an increase to sales was $936 for the three-months ended December 31, 2021, and $1,182 for the three-months ended December 31, 2020.

Other income related to Woodward’s equity interest in the earnings of the JV was as follows:

	Three-Months Ended December 31,
	2021	2020
Other income	$4,675	$2,386

Cash distributions to Woodward from the JV, recognized in “Other, net” in “Net cash provided by operating activities” on the Condensed Consolidated Statements of Cash Flows, were as follows:

	Three-Months Ended December 31,
	2021	2020
Cash distributions	$2,500	$3,500

Net sales to the JV were as follows:

	Three-Months Ended December 31,
	2021	2020
Net sales[1]	$7,274	$10,059

(1)

Net sales included a reduction of $5,946 for the three-months ended December 31, 2021 related to royalties owed to the JV by Woodward on sales by Woodward directly to third party aftermarket customers, compared to a reduction to sales of $4,420 for the three-months ended December 31, 2020.

The Condensed Consolidated Balance Sheets include “Accounts receivable” related to amounts the JV owed Woodward, “Accounts payable” related to amounts Woodward owed the JV, and “Other assets” related to Woodward’s net investment in the JV, as follows:

	December 31, 2021	September 30, 2021
Accounts receivable	$3,445	$3,639
Accounts payable	2,726	2,823
Other assets	9,163	6,988

Note 7.  Financial instruments and fair value measurements

The table below presents information about Woodward’s financial assets and liabilities that are measured at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques Woodward utilized to determine such fair value as defined by the U.S. GAAP fair value hierarchy.

	At December 31, 2021				At September 30, 2021
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Financial assets:
Investments in term deposits with foreign banks	$53,145	$—	$—	$53,145	$13,187	$—	$—	$13,187
Equity securities	31,355	—	—	31,355	29,714	—	—	29,714
Total financial assets	$84,500	$—	$—	$84,500	$42,901	$—	$—	$42,901

Financial liabilities:
Cross-currency interest rate swaps	$—	$37,426	$—	$37,426	$—	$50,185	$—	$50,185
Total financial liabilities	$—	$37,426	$—	$37,426	$—	$50,185	$—	$50,185

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

The estimated fair values and carrying costs of other financial instruments that are not required to be remeasured at fair value in the Condensed Consolidated Balance Sheets were as follows:

		At December 31, 2021		At September 30, 2021
	Fair Value Hierarchy Level	Estimated Fair Value	Carrying Cost	Estimated Fair Value	Carrying Cost
Assets:
Notes receivable from municipalities	2	$10,728	$9,851	$11,413	$10,193
Note receivable from sale of the renewable power systems business and other related businesses	2	6,165	6,059	6,288	6,061
Investments in short-term time deposits	2	11,568	11,560	11,587	11,580
Liabilities:
Long-term debt	2	$793,605	$732,028	$812,866	$736,706

In connection with certain economic incentives related to Woodward’s development of a second campus in the greater-Rockford, Illinois area for its Aerospace segment and Woodward’s development of a new campus at its corporate headquarters in Fort Collins, Colorado, Woodward received long-term notes from municipalities within the states of Illinois and Colorado.  The fair value of the long-term notes was estimated based on a model that discounted future principal and interest payments received at an interest rate available to Woodward at the end of the period for similarly rated municipal notes of similar maturity, which is a level 2 input as defined by the U.S. GAAP fair value hierarchy.  The interest rates used to estimate the fair value of the long-term notes were 1.2% at December 31, 2021 and 1.3% at September 30, 2021.

In connection with the sale of the renewable power systems business and other related businesses, Woodward received a promissory note from the buyer for deferral of a portion of the purchase price, which is due by April 30, 2022.  The fair value of the note was estimated based on a model that discounted future principal and interest payments received at an interest rate available to Woodward at the end of the period for similarly rated promissory notes of similar maturity, which is a level 2 input as defined by the U.S. GAAP fair value hierarchy.  The interest rate used to estimate the fair value of the note was 1.0% at both December 31, 2021 and at September 30, 2021.

From time to time, certain of Woodward’s foreign subsidiaries will invest excess cash in short-term time deposits with a fixed maturity date of longer than three months but less than one year from the date of the deposit.  Woodward believes that the investments are with creditworthy financial institutions.  The fair value of the investments in short-term time deposits was estimated based on a model that discounted future principal and interest payments to be received at an interest rate available to the foreign subsidiary entering into the investment for similar short-term time deposits of similar maturity.  This was determined to be a level 2 input as defined by the U.S. GAAP fair value hierarchy.  The interest rates used to estimate the fair value of the short-term time deposits was 3.2% at December 31, 2021 and 3.3% at September 30, 2021.

The fair value of long-term debt was estimated based on the prices of comparable debt available to Woodward at the end of the period of similar type and maturity, which is a level 2 input as defined by the U.S. GAAP fair value hierarchy.  The weighted-average interest rate used to estimate the fair value of long-term debt was 1.9% at December 31, 2021 and 1.6% at September 30, 2021.

Woodward does not have expected credit losses related to any financial assets that are not required to be remeasured at fair value.

Note 8.  Derivative instruments and hedging activities

Derivative instruments not designated or qualifying as hedging instruments

In May 2020, Woodward entered into a floating-rate cross-currency interest rate swap (the “2020 Floating-Rate Cross-Currency Swap”), with a notional value of $45,000, and five fixed-rate cross-currency interest rate swap agreements (the “2020 Fixed-Rate Cross-Currency Swaps”), with an aggregate notional value of $400,000, which effectively reduced the interest rates on the underlying fixed and floating-rate debt, respectively, under the 2018 Notes (as defined in Note 15, Credit Facilities, short-term borrowings and long-term debt, in the Notes to the Consolidated Financial Statements included in Part II, Item 8 of Woodward’s most recently filed Form 10-K) and Woodward’s then existing revolving credit agreement.

The net interest income of the cross-currency interest rate swaps is recorded as a reduction to “Interest expense” in Woodward’s Condensed Consolidated Statements of Earnings.  As of December 31, 2021, the total notional value of the 2020 Floating-Rate Cross-Currency Swap and the 2020 Fixed-Rate Cross-Currency Swaps was $22,500 and $400,000, respectively.  See Note 7, Financial Instruments and fair value measurements for the related fair value of the derivative instruments as of December 31, 2021.

Derivatives instruments in fair value hedging relationships

In May 2020, Woodward entered into a US dollar denominated intercompany loan payable with identical terms and notional value as the 2020 Floating-Rate Cross-Currency Swap, together with a reciprocal intercompany floating-rate cross-currency interest rate swap. The agreements were entered into by Woodward Barbados Euro Financing SRL (“Euro Barbados”), a wholly owned subsidiary of Woodward.  The US dollar denominated intercompany loan and reciprocal intercompany floating-rate cross-currency interest rate swap are designated as a fair value hedge under the criteria prescribed in ASC 815.  The objective of the derivative instrument is to hedge against the foreign currency exchange risk attributable to the spot remeasurement of the US dollar denominated intercompany loan, as Euro Barbados maintains a Euro functional currency.

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

Derivative instruments in cash flow hedging relationships

In May 2020, Woodward entered into five US dollar intercompany loans payable, with identical terms and notional values of each tranche of the 2020 Fixed-Rate Cross-Currency Swaps, together with reciprocal fixed-rate intercompany cross-currency interest rate swaps. The agreements were entered into by Euro Barbados and are designated as cash flow hedges under the criteria prescribed in ASC 815.  The objective of these derivative instruments is to hedge the risk of variability in cash flows attributable to the foreign currency exchange risk of cash flows for future principal and interest payments associated with the US dollar denominated intercompany loans over a thirteen-year period, as Euro Barbados maintains a Euro functional currency.

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

Derivatives instruments in net investment hedging relationships

On September 23, 2016, Woodward and Woodward International Holding B.V., a wholly owned subsidiary of Woodward organized under the laws of The Netherlands (the “BV Subsidiary”), each entered into a note purchase agreement (the “2016 Note Purchase Agreement”) relating to the sale by Woodward and the BV Subsidiary of an aggregate principal amount of €160,000 of senior unsecured notes in a series of private placement transactions.  Woodward issued €40,000 aggregate principal amount of Woodward’s Series M Senior Notes due September 23, 2026 (the “Series M Notes”).  Woodward designated the Series M Notes as a hedge of a foreign currency exposure of Woodward’s net investment in its Euro denominated functional currency subsidiaries.  Related to the Series M Notes, included in foreign currency translation adjustments within total comprehensive (losses) earnings are net foreign exchange gains of $1,071 for the three-months ended December 31, 2021, compared to net foreign exchange losses of $2,227 for the three-months ended December 31, 2020.

Impact of derivative instruments designated as qualifying hedging instruments

The following table discloses the amount of (income) expense recognized in earnings on derivative instruments designated as qualifying hedging instruments:

		Three-months ended December 31,
Derivatives in:	Location	2021	2020
Cross-currency interest rate swap agreement designated as fair value hedges	Selling, general and administrative expenses	$(622)	$1,850
Cross-currency interest rate swap agreements designated as cash flow hedges	Selling, general and administrative expenses	(9,453)	19,110
		$(10,075)	$20,960

The following table discloses the amount of (gain) loss recognized in accumulated OCI on derivative instruments designated as qualifying hedging instruments:

		Three-months ended December 31,
Derivatives in:	Location	2021	2020
Cross-currency interest rate swap agreement designated as fair value hedges	Selling, general and administrative expenses	$(500)	$1,663
Cross-currency interest rate swap agreements designated as cash flow hedges	Selling, general and administrative expenses	(11,869)	28,995
		$(12,369)	$30,658

The following table discloses the amount of (gain) loss reclassified from accumulated OCI into earnings on derivative instruments designated as qualifying hedging instruments:

		Three-months ended December 31,
Derivatives in:	Location	2021	2020
Cross-currency interest rate swap agreement designated as fair value hedges	Selling, general and administrative expenses	$(622)	$1,850
Cross-currency interest rate swap agreements designated as cash flow hedges	Selling, general and administrative expenses	(9,453)	19,110
		$(10,075)	$20,960

The remaining unrecognized gains and losses in Woodward’s Condensed Consolidated Balance Sheets associated with derivative instruments that were previously entered into by Woodward, which are classified in accumulated OCI, were net losses of $24,212 as of December 31, 2021 and $26,506 as of September 30, 2021.

Note 9.  Supplemental statement of cash flows information

	Three-Months Ended December 31,
	2021	2020
Interest paid, net of amounts capitalized	$11,244	$12,280
Income taxes paid	5,420	4,002
Income tax refunds received	6,428	—
Non-cash activities:
Purchases of property, plant and equipment on account	1,521	1,699

Note 10.  Inventories

	December 31,	September 30,
	2021	2021
Raw materials	$120,633	$107,412
Work in progress	105,488	95,846
Component parts(1)	274,955	260,244
Finished goods	74,060	63,109
Customer supplied inventory	15,771	14,169
On-hand inventory for which control has transferred to the customer	(139,073)	(120,809)
	$451,834	$419,971

(1)	Component parts include items that can be sold separately as finished goods or included in the manufacture of other products.

Note 11.  Property, plant, and equipment

	December 31,	September 30,
	2021	2021
Land and land improvements	$85,829	$86,051
Buildings and building improvements	554,026	553,693
Leasehold improvements	19,071	19,159
Machinery and production equipment	780,766	795,128
Computer equipment and software	124,590	124,444
Office furniture and equipment	40,033	39,987
Other	19,992	20,012
Construction in progress	40,364	38,317
	1,664,671	1,676,791
Less accumulated depreciation	(730,268)	(726,222)
Property, plant, and equipment, net	$934,403	$950,569

For the three-months ended December 31, 2021 and 2020, Woodward had depreciation expense as follows:

	Three-Months Ended December 31,
	2021	2020
Depreciation expense	$21,033	$22,608

Note 12.  Goodwill

	September 30, 2021	Effects of Foreign Currency Translation	December 31, 2021
Aerospace	$455,423	$—	$455,423
Industrial	349,910	(5,311)	344,599
Consolidated	$805,333	$(5,311)	$800,022

Woodward tests goodwill for impairment during the fourth quarter of each fiscal year, and at any time there is an indication that goodwill is more-likely-than-not impaired, such indications commonly referred to as triggering events.  Woodward’s goodwill impairment test in the fourth quarter of fiscal year 2021 resulted in no impairment.

Note 13.  Intangible assets, net

	December 31, 2021			September 30, 2021
	Gross Carrying Value	Accumulated Amortization	Net Carrying Amount	Gross Carrying Value	Accumulated Amortization	Net Carrying Amount
Intangible assets with finite lives:
Customer relationships and contracts:
Aerospace	$281,683	$(213,676)	$68,007	$281,683	$(210,380)	$71,303
Industrial	395,310	(60,396)	334,914	404,179	(56,515)	347,664
Total	$676,993	$(274,072)	$402,921	$685,862	$(266,895)	$418,967
Intellectual property:
Aerospace	$—	$—	$—	$—	$—	$—
Industrial	12,485	(12,485)	—	15,806	(15,806)	—
Total	$12,485	$(12,485)	$—	$15,806	$(15,806)	$—
Process technology:
Aerospace	$76,370	$(67,752)	$8,618	$76,370	$(67,177)	$9,193
Industrial	88,295	(26,743)	61,552	90,008	(26,124)	63,884
Total	$164,665	$(94,495)	$70,170	$166,378	$(93,301)	$73,077
Intangible asset with indefinite life:
Tradename:
Aerospace	$—	$—	$—	$—	$—	$—
Industrial	65,691	—	65,691	67,245	—	67,245
Total	$65,691	$—	$65,691	$67,245	$—	$67,245
Total intangibles:
Aerospace	$358,053	$(281,428)	$76,625	$358,053	$(277,557)	$80,496
Industrial	561,781	(99,624)	462,157	577,238	(98,445)	478,793
Consolidated Total	$919,834	$(381,052)	$538,782	$935,291	$(376,002)	$559,289

Woodward tests the indefinite lived tradename intangible asset for impairment during the fourth quarter of each fiscal year, or at any time there is an indication the indefinite lived tradename intangible asset is more-likely-than-not impaired, such indications commonly referred to as triggering events.  Woodward’s impairment test for the indefinite lived tradename intangible asset in the fourth quarter of fiscal year 2021 resulted in no impairment.

For the three-months ended December 31, 2021 and 2020, Woodward recorded amortization expense associated with intangibles of the following:

	Three-Months Ended December 31,
	2021	2020
Amortization expense	$9,688	$10,469

Future amortization expense associated with intangibles is expected to be:

Year Ending September 30:
2022 (remaining)	$28,905
2023	37,441
2024	33,690
2025	28,475
2026	28,465
Thereafter	316,115
$473,091

Note 14.  Credit facilities, short-term borrowings and long-term debt

Revolving credit facility

Woodward maintains a $1,000,000 revolving credit facility established under a revolving credit agreement among Woodward, a syndicate of lenders and Wells Fargo Bank, National Association, as administrative agent (the “Revolving Credit Agreement”).  The Revolving Credit Agreement provides for the option to increase available borrowings up to $1,500,000, subject to lenders’ participation. On November 24, 2021, Woodward amended the Revolving Credit Agreement (such amended agreement, the “Amended and Restated Revolving Credit Agreement”) to, among other things, (i) replace the Euro London Interbank Offered Rate (“LIBOR”), the British pound sterling LIBOR, and the Japanese yen LIBOR, with the Euro Interbank Offered Rate (“Euribor”), Sterling Overnight Index Average (“SONIA”), and Tokyo Interbank Offered Rate (“TIBOR”) rates respectively, and (ii) introduce the term Secured Overnight Financing Rate (“SOFR”) as the replacement for US LIBOR.  Borrowings under the Amended and Restated Revolving Credit Agreement can be made by Woodward and certain of its foreign subsidiaries in U.S. dollars or in foreign currencies other than the U.S. dollar and generally bear interest at the new base rates listed above plus 0.875% to 1.75%.  The Amended and Restated Revolving Credit Agreement matures on June 19, 2024.  Under the Revolving Credit Agreement and Amended and Restated Revolving Credit Agreement, there were no borrowings outstanding as of December 31, 2021 and September 30, 2021.

Short-term borrowings

Woodward has other foreign lines of credit and foreign overdraft facilities at various financial institutions, which are generally reviewed annually for renewal and are subject to the usual terms and conditions applied by the financial institutions.  Pursuant to the terms of the related facility agreements, Woodward’s foreign performance guarantee facilities are limited in use to providing performance guarantees to third parties.  There were no borrowings outstanding on Woodward’s foreign lines of credit and foreign overdraft facilities as of December 31, 2021 and September 30, 2021.

Note 15.  Accrued liabilities

	December 31,	September 30,
	2021	2021
Salaries and other member benefits	$42,167	$54,497
Warranties	13,203	17,481
Interest payable	5,331	14,822
Accrued retirement benefits	2,801	2,825
Net current contract liabilities	30,065	29,527
Current portion of restructuring charges	3,990	4,495
Taxes, other than income	19,171	19,453
Purchase of treasury stock in transit	—	12,516
Other	29,485	27,523
	$146,213	$183,139

Warranties

Provisions of Woodward’s sales agreements include product warranties customary to these types of agreements.  Accruals are established for specifically identified warranty issues that are probable to result in future costs.  Warranty costs are accrued as revenue is recognized on a non-specific basis whenever past experience indicates a normal and predictable pattern exists.

Changes in accrued product warranties were as follows:

	Three-Months Ended December 31,
	2021	2020
Warranties, beginning of period	$17,481	$18,972
Expense, net of (recoveries)	(762)	1,389
(Reductions) additions for settlement of previous warranty liabilities	(3,479)	392
Foreign currency exchange rate changes	(37)	326
Warranties, end of period	$13,203	$21,079

Restructuring charges

In fiscal year 2021, the Company recognized restructuring charges relating to workforce management costs to align the Company’s hydraulics and engine systems businesses with current market conditions.  During such fiscal year, restructuring charges of $5,008 were recorded as nonsegment expenses, the majority of which are expected to be paid within twelve months from December 31, 2021.

In fiscal year 2020, the Company committed to a plan of termination (the “Termination Plan”) as well as other cost savings actions, in response to the ongoing global economic challenges resulting from the COVID-19 pandemic and its impact on the Company’s business. The Termination Plan involved the termination and/or furlough of employees and contractors at certain of the Company’s operating facilities, primarily in the United States.  As a result of the Termination Plan and other related actions, the Company incurred $23,673 of restructuring charges for employee severance and benefits costs.  All of the restructuring charges recorded during the fiscal year ended September 30, 2020 were recorded as nonsegment expenses and were paid as of September 30, 2021.

The summary of activity in accrued restructuring charges during the three-months ended December 31, 2021 and 2020 are as follows:

		Period Activity
	Balances as of September 30, 2021	Charges	Payments	Foreign currency exchange rate changes	Non-cash activity	Balances as of December 31, 2021
Workforce management costs associated with:
Hydraulics Systems Realignment	$3,758	$—	$(505)	$—	$—	$3,253
Engine Systems Realignment	1,250	—	—	—	—	1,250
Total	$5,008	$—	$(505)	$—	$—	$4,503

Other liabilities included $513 of accrued restructuring charges that are not expected to be settled or paid within twelve months of December 31, 2021.

		Period Activity
	Balances as of September 30, 2020	Charges	Payments	Foreign currency exchange rate changes	Non-cash activity	Balances as of December 31, 2020
Workforce management costs associated with:
COVID-19 pandemic	$3,395	$—	$(1,742)	$45	$(102)	$1,596
Total	$3,395	$—	$(1,742)	$45	$(102)	$1,596

Note 16.  Other liabilities

	December 31,	September 30,
	2021	2021
Net accrued retirement benefits, less amounts recognized within accrued liabilities	$106,815	$107,074
Total unrecognized tax benefits	11,392	13,412
Noncurrent income taxes payable	16,257	16,257
Deferred economic incentives (1)	7,918	8,173
Cross-currency swap derivative liability	37,426	50,185
Noncurrent operating lease liabilities	16,294	14,770
Net noncurrent contract liabilities	389,437	386,324
Other	10,766	21,713
	$596,305	$617,908
(1)

Woodward receives certain economic incentives from various state and local authorities related to capital expansion projects.  Such amounts are initially recorded as deferred credits and are being recognized as a reduction to pre-tax expense over the economic lives of the related capital expansion projects.

Note 17.  Other (income) expense, net

	Three-Months Ended
	December 31,
	2021	2020
Equity interest in the earnings of the JV	$(4,675)	$(2,386)
Net gain on sales of assets and businesses	(1,538)	(588)
Rent income	(343)	(350)
Net gain on investments in deferred compensation program	(1,075)	(983)
Other components of net periodic pension and other postretirement benefit, excluding service cost and interest expense	(2,901)	(3,650)
Other	(142)	(166)
	$(10,674)	$(8,123)

Note 18.  Income taxes

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

The following table sets forth the tax expense and the effective tax rate for Woodward’s earnings before income taxes:

	Three-Months Ended
	December 31,
	2021	2020
Earnings before income taxes	$37,746	$47,584
Income tax expense	7,441	6,014
Effective tax rate	19.7%	12.6%

The increase in the effective tax rate for the three-months ended December 31, 2021 compared to the three-months ended December 31, 2020 is primarily attributable to a reduction in the income tax benefit from stock-based compensation exercises and the net impact of increased projected full-year earnings.

Gross unrecognized tax benefits were $13,135 as of December 31, 2021, and $15,199 as of September 30, 2021.  At December 31, 2021, the amount of the liability for unrecognized tax benefits that, if recognized, would impact Woodward’s effective tax rate was $8,356.  At this time, Woodward believes it is reasonably possible that the liability for unrecognized tax benefits will decrease by as much as $4,345 in the next twelve months due to the completion of review by tax authorities, lapses of statutes, and the settlement of tax positions.  Woodward’s tax expense includes accruals for potential interest and penalties related to unrecognized tax benefits and all other interest and penalties related to tax payments.

Woodward’s tax returns are subject to audits by U.S. federal, state, and foreign tax authorities, and these audits are at various stages of completion at any given time.  Reviews of tax matters by authorities and lapses of the applicable statutes of limitation may result in changes to tax expense.  Woodward’s fiscal years remaining open to examination for U.S. Federal income taxes include fiscal years 2018 and thereafter.  Woodward’s fiscal years remaining open to examination for significant U.S. state income tax jurisdictions include fiscal years 2017 and thereafter.  Woodward’s fiscal years remaining open to examination in significant foreign jurisdictions include 2017 and thereafter.

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

The amount of expense associated with defined contribution plans was as follows:

	Three-Months Ended December 31,
	2021	2020
Company costs	$10,951	$8,036

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

U.S. GAAP requires that, for obligations outstanding as of September 30, 2021, the funded status reported in interim periods shall be the same asset or liability recognized in the previous year end statement of financial position adjusted for (a) subsequent accruals of net periodic benefit cost that exclude the amortization of amounts previously recognized in other comprehensive income (for example, subsequent accruals of service cost, interest cost, and return on plan assets) and (b) contributions to a funded plan or benefit payments.

The components of the net periodic retirement pension costs recognized are as follows:
	Three-Months Ended December 31,
	United States		Other Countries		Total
	2021	2020	2021	2020	2021	2020
Service cost	$389	$432	$621	$729	$1,010	$1,161
Interest cost	1,320	1,239	426	333	1,746	1,572
Expected return on plan assets	(2,713)	(3,536)	(645)	(602)	(3,358)	(4,138)
Amortization of:
Net actuarial loss	65	135	146	228	211	363
Prior service cost	245	242	6	6	251	248
Net periodic retirement pension (benefit) cost	$(694)	$(1,488)	$554	$694	$(140)	$(794)
Contributions paid	$—	$—	$688	$543	$688	$543

The components of net periodic retirement pension costs other than the service cost and interest cost components are included in the line item “Other (income) expense, net”, and the interest component is included in the line item “Interest expense” in the Condensed Consolidated Statements of Earnings.

The components of the net periodic other postretirement benefit costs recognized are as follows:

	Three-Months Ended December 31,
	2021	2020
Service cost	$—	$—
Interest cost	144	150
Amortization of:
Net actuarial (gain) loss	(24)	7
Prior service cost	—	—
Net periodic other postretirement cost	$120	$157
Contributions paid	$471	$38

The components of net periodic other postretirement benefit costs other than the service cost and interest cost components are included in the line item “Other (income) expense, net”, and the interest cost component is included in the line item “Interest expense” in the Condensed Consolidated Statements of Earnings.

The amount of cash contributions made to these plans in any year is dependent upon a number of factors, including minimum funding requirements in the jurisdictions in which Woodward operates and arrangements made with trustees of certain foreign plans.  As a result, the actual funding in fiscal year 2022 may differ from the current estimate.  Woodward estimates its remaining cash contributions in fiscal year 2022 will be as follows:

Retirement pension benefits:
United States	$—
United Kingdom	943
Japan	—
Germany	832
Other postretirement benefits	2,328

Note 20.  Stockholders’ equity

Stock repurchase program

In November 2019, the Woodward board of directors (the “Board”) authorized a program for the repurchase of up to $500,000 of Woodward’s outstanding shares of common stock on the open market or in privately negotiated transactions over a three-year period that was scheduled to expire in November 2022 (the “2019 Authorization”).  During the three-months ended December 31, 2021, Woodward repurchased 233 shares of its common stock for $26,742 under the 2019 Authorization.  During the first three-months ended December 31, 2020, Woodward repurchased no shares of its common stock under the 2019 Authorization.

In January 2022, the Board terminated the 2019 Authorization and concurrently authorized a new program for the repurchase of up to $800,000 of Woodward’s outstanding shares of common stock on the open market or in privately negotiated transactions over a two-year period that will end in January 2024 (the “2022 Authorization”).

Stock-based compensation

Provisions governing outstanding stock option awards are included in the 2017 Omnibus Incentive Plan, as amended from time to time (the “2017 Plan”) and the 2006 Omnibus Incentive Plan (the “2006 Plan”), as applicable.

The 2017 Plan was first approved by Woodward’s stockholders in January 2017 and is the successor plan to the 2006 Plan.  As of September 14, 2016, the effective date of the 2017 Plan, the Board delegated authority to administer the 2017 Plan to the Compensation Committee of the Board (the “Committee”), including, but not limited to, the power to determine the recipients of awards and the terms of those awards.  On January 27, 2021 and January 26, 2022, Woodward’s stockholders approved an additional 1,500 and 800 shares, respectively, of Woodward’s common stock to be made available for future grants.  Under the 2017 Plan, there were approximately 2,281 shares of Woodward’s common stock available for future grants as of December 31, 2021 and 2,714 shares as of September 30, 2021.

Stock options

Woodward believes that stock options align the interests of its employees and directors with the interests of its stockholders.  Stock option awards are granted with an exercise price equal to the market price of Woodward’s stock at the date the grants are awarded, a ten-year term, and generally have a four-year vesting schedule at a rate of 25% per year.

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

The following is a summary of the activity for stock option awards:

	Three-Months Ended
	December 31, 2021
	Number of options	Weighted-Average Exercise Price per Share
Options, beginning balance	5,339	$68.21
Options granted	437	117.60
Options exercised	(57)	55.89
Options forfeited	(8)	83.89
Options, ending balance	5,711	72.10

Changes in non-vested stock options were as follows:

	Three-Months Ended
	December 31, 2021
	Number of options	Weighted-Average Grant Date Fair Value per Share
Non-vested options outstanding, beginning balance	2,063	$25.77
Options granted	437	42.19
Options vested	(648)	26.53
Options forfeited	(8)	27.97
Non-vested options outstanding, ending balance	1,844	29.39

Information about stock options that have vested, or are expected to vest, and are exercisable at December 31, 2021 was as follows:

	Number of options	Weighted-Average Exercise Price	Weighted-Average Remaining Life in Years	Aggregate Intrinsic Value
Options outstanding	5,711	$72.10	6.1	$217,330
Options vested and exercisable	3,867	63.41	4.9	178,128
Options vested and expected to vest	5,632	71.77	6.0	215,890

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

At December 31, 2021, there was approximately $16,449 of total unrecognized compensation expense related to non-vested stock-based compensation arrangements, including both stock options and restricted stock awards.  The pre-vesting forfeiture rates for purposes of determining stock-based compensation expense recognized were estimated to be 0% for members of the Board and 7.3% for all others.  The remaining unrecognized compensation cost is expected to be recognized over a weighted-average period of approximately 2.3 years.

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

A summary of consolidated net sales and earnings by segment follows:

	Three-Months Ended December 31,
	2021	2020
Segment external net sales:
Aerospace	$336,435	$321,667
Industrial	205,151	215,952
Total consolidated net sales	$541,586	$537,619
Segment earnings:
Aerospace	$51,083	$46,466
Industrial	23,693	32,888
Nonsegment expenses	(29,365)	(23,359)
Interest expense, net	(7,665)	(8,411)
Consolidated earnings before income taxes	$37,746	$47,584

Segment assets consist of accounts receivable; inventories; property, plant, and equipment, net; goodwill; and other intangibles, net.  A summary of consolidated total assets by segment follows:

	December 31, 2021	September 30, 2021
Segment assets:
Aerospace	$1,680,730	$1,698,833
Industrial	1,445,786	1,453,423
Unallocated corporate property, plant and equipment, net	104,813	106,014
Other unallocated assets	803,911	832,734
Consolidated total assets	$4,035,240	$4,091,004

Note 23.  Subsequent events

On January 26, 2022, the Board approved a cash dividend of $0.19 per share for the quarter, payable on March 7, 2022, for stockholders of record as of February 21, 2022.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

This Quarterly Report on Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements regarding future events and our future results within the meaning of the Private Securities Litigation Reform Act of 1995.  All statements other than statements of historical fact are statements that are deemed forward-looking statements.  These statements are based on current expectations, estimates, forecasts, and projections about the industries in which we operate and the beliefs and assumptions of management.  Words such as “anticipate,” “believe,” “estimate,” “seek,” “goal,” “expect,” “forecast,” “intend,” “continue,” “outlook,” “plan,” “project,” “target,” “strive,” “can,” “could,” “may,” “should,” “will,” “would,” variations of such words, and similar expressions are intended to identify such forward-looking statements.  In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, and other characteristics of future events or circumstances are forward-looking statements.  Forward-looking statements may include, among others, statements relating to:

•

the impacts on our business relating to the global COVID-19 pandemic, including the impacts thereof on our industries, to supply and demand, and measures taken by governments and private industry in response;

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

OVERVIEW

COVID-19 Pandemic

In March 2020, the World Health Organization declared COVID-19 to be a global pandemic.  The pandemic has led to significant volatility in financial, commodities (including oil and gas) and other markets and industries (including the aviation industry) and has negatively affected our business and results of operations.  We have reacted quickly to navigate the uncertain market environment, reduce our cost structure, increase our focus on operational excellence, and prioritize diligent cash management.  The aggressive actions we implemented continue to drive strong cash flow, improve our liquidity and overall financial position, and enable ongoing investments in opportunities for growth in the markets in which we do business.

Although we saw positive signs of recovery during the first quarter of fiscal year 2022 across most of our end markets, ongoing industry-wide COVID-19 related disruptions, including supply chain constraints and labor shortages, adversely impacted our operations and caused some customer-initiated shipment delays.  We are unable to predict the extent to which the pandemic and related impacts will continue to adversely affect our business, including our operational performance, results of operations, financial position, and the achievement of our strategic objectives.  Nonetheless, we believe the current industry-wide COVID-19 situation and related disruptions will improve, and that our end markets will continue to recover for the remainder of the fiscal year.

We will continue to actively monitor the situation and may potentially take further actions to alter our business operations if we determine such actions are in the best interests of our shareholders, employees, customers, communities, business partners, and suppliers, or as required by federal, state, or local authorities.  It is not clear what the potential effects of any such alterations or modifications may have on our business in future periods, including the effects on our customers, employees, and prospects, or on our financial results.

Operational Highlights

Quarter to Date Highlights

	Three-Months Ended December 31,
	2021	2020
Net Sales:
Aerospace segment net sales	$336,435	$321,667
Industrial segment	205,151	215,952
Total consolidated net sales	$541,586	$537,619

Earnings:
Aerospace segment	$51,083	$46,466
Segment earnings as a percent of segment net sales	15.2%	14.4%
Industrial segment	$23,693	$32,888
Segment earnings as a percent of segment net sales	11.5%	15.2%
Consolidated net earnings	$30,305	$41,570
Adjusted net earnings	$36,291	$41,570

Effective tax rate	19.7%	12.6%
Adjusted effective tax rate	20.6%	12.6%
Consolidated diluted earnings per share	$0.47	$0.64
Consolidated adjusted diluted earnings per share	$0.56	$0.64

Earnings before interest and taxes (“EBIT”)	$45,411	$55,995
Adjusted EBIT	$53,393	$55,995
Earnings before interest, taxes, depreciation, and amortization (“EBITDA”)	$76,132	$89,072
Adjusted EBITDA	$84,114	$89,072

Adjusted net earnings, adjusted earnings per share, adjusted effective tax rate, EBIT, adjusted EBIT, EBITDA, and adjusted EBITDA are non-U.S. GAAP financial measures.  A description of these measures as well as a reconciliation of these non-U.S. GAAP financial measures to the closest U.S. GAAP financial measures can be found under the caption “Non-U.S. GAAP Measures” in this Item 2 – Management’s Discussion and Analysis of Financial Conditions and Results of Operations.

Liquidity Highlights

Net cash provided by operating activities for the first quarter of fiscal year 2022 was $39,290, compared to $146,725 for the first quarter of fiscal year 2021.  The decrease in net cash provided by operating activities in the first quarter of fiscal year 2022 compared to the first quarter of the prior fiscal year is primarily attributable to working capital increases to support this fiscal year’s anticipated growth, including the timing of cash payments to suppliers.

For the first quarter of fiscal year 2022, free cash flow, which we define as net cash flow from operating activities less payments for property, plant and equipment, was $26,167, compared to $139,462 for the first quarter of fiscal year 2021.  The decrease in free cash flow for the first quarter of fiscal year 2022 as compared to the same period of the prior fiscal year is primarily due to working capital increases to support this fiscal year’s anticipated growth, including the timing of cash payments to suppliers, and higher payments for property, plant and equipment.  Adjusted free cash flow, which we define as free cash flow, plus the cash payments for costs related to business development activities and restructuring activities, was $27,442 for the first quarter of fiscal year 2022.  No adjustments were made to free cash flow for the first quarter of fiscal year 2021.  Free cash flow and adjusted free cash flow are non-U.S. GAAP financial measures.  A description of these measures as well as a reconciliation of these non-U.S. GAAP financial measures to the closest U.S. GAAP financial measures can be found under the caption “Non-U.S. GAAP Measures” in this Item 2 – Management’s Discussion and Analysis of Financial Conditions and Results of Operations.

At December 31, 2021, we held $426,982 in cash and cash equivalents and had total outstanding debt of $730,250.  We have additional borrowing availability of $989,131, net of outstanding letters of credit, under our revolving credit agreement.  At December 31, 2021, we also had additional borrowing capacity of $7,336 under various foreign lines of credit and foreign overdraft facilities.

RESULTS OF OPERATIONS

The following table sets forth consolidated statements of earnings data as a percentage of net sales for each period indicated:

	Three-Months Ended
	December 31, 2021	% of Net Sales	December 31, 2020	% of Net Sales
Net sales	$541,586	100%	$537,619	100%
Costs and expenses:
Cost of goods sold	419,151	77.4%	401,640	74.7%
Selling, general, and administrative expenses	62,306	11.5%	56,111	10.4%
Research and development costs	25,392	4.7%	31,996	6.0%
Interest expense	8,306	1.5%	8,906	1.7%
Interest income	(641)	(0.1)%	(495)	(0.1)%
Other (income) expense, net	(10,674)	(2.0)%	(8,123)	(1.5)%
Total costs and expenses	503,840	93.0%	490,035	91.1%
Earnings before income taxes	37,746	7.0%	47,584	8.9%
Income tax expense	7,441	1.4%	6,014	1.1%
Net earnings	$30,305	5.6%	$41,570	7.7%

Other select financial data:

	December 31,	September 30,
	2021	2021
Working capital	$1,117,223	$1,098,466
Total debt	730,250	734,850
Total stockholders’ equity	2,223,432	2,214,781

Net Sales

Consolidated net sales for the first quarter of fiscal year 2022 increased by $3,967, or 0.7%, compared to the same period of fiscal year 2021.

Details of the changes in consolidated net sales are as follows:

Three-Month Period
Consolidated net sales for the period ended December 31, 2020	$537,619
Aerospace volume	12,230
Industrial volume	(8,208)
Noncash consideration	(1,552)
Effects of changes in price and sales mix	5,579
Effects of changes in foreign currency rates	(4,082)
Consolidated net sales for the period ended December 31, 2021	$541,586

The increase in consolidated net sales for the first quarter of fiscal year 2022 as compared to the same period of the prior fiscal year is primarily attributable to an increase in commercial aerospace sales volume.

In the Aerospace segment, the increase in net sales for the first quarter of fiscal year 2022 as compared to the same period of the prior fiscal year is primarily attributed to an increase in commercial sales from higher global air passenger traffic, partially offset by lower defense OEM and aftermarket sales.  During the first quarter of fiscal year 2022, Aerospace segment net sales were negatively impacted by approximately $42,000 due to ongoing industry-wide COVID-19 related disruptions, including supply chain constraints, labor shortages, and some customer-initiated shipment delays.

In the Industrial segment, the decrease in net sales for the first quarter of fiscal year 2022 as compared to the same period of the prior fiscal year is primarily attributable to weakness natural gas engine sales in China and unfavorable foreign currency impacts, partially offset by higher marine sales.  During the first quarter of fiscal year 2022, Industrial segment net sales were negatively impacted by approximately $28,000 due to ongoing industry-wide COVID-19 related disruptions, including supply chain constraints and labor shortages.

Costs and Expenses

Cost of goods sold increased by $17,511 to $419,151, or 77.4% of net sales, for the first quarter of fiscal year 2022, from $401,640, or 74.7% of net sales, for the first quarter of fiscal year 2021.  The increase in cost of goods sold in the first quarter of fiscal year 2022 compared to the same period of the prior fiscal year is primarily due to increased Aerospace commercial OEM sales volume, which traditionally have lower margins, and higher manufacturing costs to support this fiscal year’s anticipated growth.

Gross margin (as measured by net sales less cost of goods sold, divided by net sales) was 22.6% for the first quarter, compared to 25.3% for the first quarter of fiscal year 2021.  The decrease in gross margin for the first quarter of fiscal year 2022 as compared to the same period of the prior fiscal year is primarily attributable to increased Aerospace commercial OEM sales volume, which traditionally have lower margins.

Selling, general and administrative expenses increased by $6,195, or 11.0%, to $62,306 for the first quarter of fiscal year 2022, compared to $56,111 for the first quarter of fiscal year 2021.  Selling, general, and administrative expenses as a percentage of net sales increased to 11.5% for the first quarter of fiscal year 2022, compared to 10.4% for the first quarter of fiscal year 2021.  The increase in selling, general and administrative expenses, both in dollars and as a percentage of net sales, for the first quarter of fiscal year 2022 as compared to the same period of the prior fiscal year is primarily due to an increase in certain expenses incurred in the first quarter of fiscal year 2022 in connection with a non-recurring matter unrelated to the ongoing operations of the business and certain business development activities, each of which did not occur in the prior fiscal year quarter.

Research and development costs decreased by $6,604, or 20.6%, to $25,392 for the first quarter of fiscal year 2022, as compared to $31,996 for the first quarter of fiscal year 2021.  As a percentage of net sales, research and development costs decreased to 4.7% for the first quarter of fiscal year 2022, as compared to 6.0% for the same period of the prior fiscal year.  The decrease in research and development costs, both in dollars and as a percentage of net sales, for the first quarter of fiscal year 2022 as compared to the same period of the prior fiscal year is primarily due to lower spending on Aerospace programs, as well as variability in the timing of projects and expenses.  Our research and development activities extend across almost all of our customer base, and we anticipate ongoing variability in research and development due to the timing of customer business needs on current and future programs.

Interest expense decreased by $600, or 6.7%, to $8,306 for the first quarter of fiscal year 2022, compared to $8,906 for the first quarter of fiscal year 2021.  Interest expense decreased as a percentage of net sales to 1.5% for the first quarter of fiscal year 2022, as compared to 1.7% for the first quarter of fiscal year 2021.  The decrease in interest expense, both in dollars and as a percentage of net sales, for the first quarter of fiscal year 2022 as compared to the same period of the prior year is primarily attributable to reduced long-term debt balances and borrowings from the revolving credit facility.  In the first quarter of fiscal year 2021, we paid the entire balance of two series of private placement notes totaling $100,000 primarily using cash from operations and proceeds from our revolving credit facility.  Additionally, we did not borrow from the revolving credit facility during the first quarter of fiscal year 2022.

Other income increased by $2,551 to $10,674 for the first quarter of fiscal year 2022, compared to $8,123 for the first quarter of fiscal year 2021.  Other income increased for the first quarter of fiscal year 2022 compared to the same period of the prior fiscal year primarily due to increased earnings in our equity interest in the joint venture with GE.

Income taxes were provided at an effective rate on earnings before income taxes of 19.7% for the first quarter of fiscal year 2022 and 12.6% for the first quarter of fiscal year 2021.

The increase in the effective tax rate for the first quarter of fiscal year 2022 as compared to the same period of the prior fiscal year is primarily attributable to a reduction in the income tax benefit from stock-based compensation exercises and the net impact of increased projected full-year earnings.

Segment Results

The following table presents sales by segment:

	Three-Months Ended December 31,
	2021		2020
Net sales:
Aerospace	$336,435	62.1%	$321,667	59.8%
Industrial	205,151	37.9%	215,952	40.2%
Consolidated net sales	$541,586	100%	$537,619	100%

The following table presents earnings by segment and reconciles segment earnings to consolidated net earnings:

	Three-Months Ended December 31,
	2021	2020
Aerospace	$51,083	$46,466
Industrial	23,693	32,888
Nonsegment expenses	(29,365)	(23,359)
Interest expense, net	(7,665)	(8,411)
Consolidated earnings before income taxes	37,746	47,584
Income tax expense	(7,441)	(6,014)
Consolidated net earnings	$30,305	$41,570

The following table presents segment earnings as a percent of segment net sales:

	Three-Months Ended December 31,
	2021	2020
Aerospace	15.2%	14.4%
Industrial	11.5%	15.2%

Aerospace

Aerospace segment net sales increased by $14,768, or 4.6%, to $336,435 for the first quarter of fiscal year 2022, compared to $321,667 for the first quarter of fiscal year 2021.  The increase in segment net sales in the first quarter of fiscal year 2022 as compared to the same period of the prior fiscal year is primarily a result of increased commercial OEM and aftermarket sales due to recovering global passenger traffic, increased aircraft production rates, increased fleet utilization, and the return to service of the Boeing 737 MAX aircraft in certain jurisdictions.

Defense OEM sales decreased in the first quarter of fiscal year 2022 as compared to the same period of the prior fiscal year, primarily driven by softening demand for guided weapons as well as lower fixed wing aircraft sales.  Our defense aftermarket sales decreased in the first quarter of fiscal year 2022 as compared to the same periods of the prior fiscal year primarily due to COVID-19 related disruptions.  However, we believe defense activity will continue to remain stable, with the exception of the softening demand for guided weapons.

During the first quarter of fiscal year 2022, Aerospace segment net sales were negatively impacted by approximately $42,000 due to ongoing industry-wide COVID-19 related disruptions, including supply chain constraints and labor shortages, and some customer-initiated shipment delays.

Aerospace segment earnings increased by $4,617, or 9.9%, to $51,083 for the first quarter of fiscal year 2022, compared to $46,466 for the first quarter of fiscal year 2021.

The increase in Aerospace segment earnings for the first quarter of fiscal year 2022 compared to the same period of the prior fiscal year was due to the following:

Three-Month Period
Earnings for the period ended December 31, 2020	$46,466
Sales volume	6,751
Price, sales mix and productivity	(4,309)
Other, net	2,175
Earnings for the period ended December 31, 2021	$51,083

Aerospace segment earnings as a percentage of segment net sales were 15.2% for the first quarter of fiscal year 2022, compared to 14.4% for the first quarter of fiscal year 2021.  The increase in Aerospace segment earnings in the first quarter of fiscal year 2022 as compared to the same period of the prior fiscal year was primarily due to higher volume, predominantly driven by an increase in commercial OEM and aftermarket sales.  This increase was partially offset by lower defense OEM sales, primarily due to lower sales of guided weapons, and lower defense aftermarket sales due primarily to COVID-19 related disruptions.

Industrial

Industrial segment net sales decreased by $10,801, or 5.0%, to $205,151 for the first quarter of fiscal year 2022, compared to $215,952 for the first quarter of fiscal year 2021.  Foreign currency exchange rates had an unfavorable impact on segment net sales of $4,137 for the first quarter of fiscal year 2022 as compared the same period of the prior fiscal year.

The decrease in Industrial segment net sales in the first quarter of fiscal year 2022 was primarily due to lower sales of natural gas-powered engines in China and unfavorable foreign currency impacts, partially offset by higher marine sales in Europe.

During the first quarter of fiscal year 2022, Industrial segment net sales were negatively impacted by approximately $28,000 due to ongoing industry-wide COVID-19 related disruptions, including supply chain constraints and labor shortages.

Industrial segment earnings decreased by $9,195, or 28.0%, to $23,693 for the first quarter of fiscal year 2022, compared to $32,888 for the first quarter of fiscal year 2021.

The decrease in Industrial segment earnings for the first quarter of fiscal year 2022 compared to the same period of the prior fiscal year was due to the following:

Three-Month Period
Earnings for the period ended December 31, 2020	$32,888
Sales volume	(3,940)
Price, sales mix and productivity	(5,207)
Effects of changes in foreign currency rates	(259)
Other, net	211
Earnings for the period ended December 31, 2021	$23,693

Industrial segment earnings as a percentage of segment net sales were 11.5% for the first quarter of fiscal year 2022, compared to 15.2% for the first quarter of fiscal year 2021.  The decrease in Industrial segment earnings in first quarter of fiscal year 2022 as compared to the same period of the prior fiscal year was primarily due to lower sales volume and product mix, as well as net inflationary impacts.

Nonsegment

Nonsegment expenses increased by $6,006 to $29,365 for the first quarter of fiscal year 2022, compared to $23,359 for the first quarter of fiscal year 2021.  The increase in nonsegment expenses in the first quarter of fiscal year 2022 compared to the first quarter of fiscal year 2021 was primarily due to a non-recurring matter unrelated to the ongoing operations of the business and certain business development activities, each of which did not occur in the prior fiscal year quarter.

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

At December 31, 2021, we had total outstanding debt of $730,250 consisting of various series of unsecured notes due between 2023 and 2033 and obligations under our finance leases.  At December 31, 2021, we had additional borrowing availability of $989,131 under our revolving credit facility, net of outstanding letters of credit, and additional borrowing availability of $7,336 under various foreign credit facilities.  At December 31, 2021, we had no borrowings outstanding under our revolving credit facility.  We also had no borrowings outstanding under our revolving credit facility during the first quarter of fiscal year 2022.

To our knowledge, we were in compliance with all our debt covenants as of December 31, 2021.  Additionally, we do not believe the current known impacts of the COVID-19 pandemic will affect our ability to remain in compliance with our debt covenants.  See Note 15, Credit facilities, short-term borrowings and long-term debt in the Notes to the Consolidated Financial Statements included in Part II, Item 8 of our most recently filed Form 10-K, for more information about our covenants.

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

In November 2019, the Woodward board of directors (the “Board”) authorized a program for the repurchase of up to $500,000 of Woodward’s outstanding shares of common stock on the open market or in privately negotiated transactions over a three-year period that was scheduled to expire in 2022 (the “2019 Authorization”).  During the three-months ended December 31, 2021, Woodward repurchased 233 shares of its common stock for $26,742 under the 2019 Authorization.  During the first three-months ended December 31, 2020, Woodward repurchased no shares of its common stock under the 2019 Authorization.  In January 2022, the Board terminated the 2019 Authorization and concurrently authorized a program for the repurchase of up to $800,000 of Woodward’s outstanding shares of common stock on the open market or in privately negotiated transactions over a two-year period that will end in 2024 (the “2022 Authorization”).

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

Cash Flows

	Three-Months Ended December 31,
	2021	2020
Net cash provided by operating activities	$39,290	$146,725
Net cash (used in) investing activities	(13,115)	(9,955)
Net cash (used in) financing activities	(46,688)	(94,642)
Effect of exchange rate changes on cash and cash equivalents	(967)	6,483
Net change in cash and cash equivalents	(21,480)	48,611
Cash and cash equivalents, including restricted cash, at beginning of year	448,462	153,270
Cash and cash equivalents, including restricted cash, at end of period	$426,982	$201,881

Net cash flows provided by operating activities for the first quarter of fiscal year 2022 was $39,290, compared to $146,725 for the same period of fiscal year 2021.  The decrease in net cash provided by operating activities in the first quarter of fiscal year 2022 as compared to the first quarter of the prior fiscal year is primarily attributable to working capital increases to support this fiscal year’s anticipated growth, and the timing of cash payments to suppliers.

Net cash flows used in investing activities for the first quarter of fiscal year 2022 was $13,115, compared to $9,955 for the same period of fiscal year 2021.  The increase in cash flows used in investing activities in the first quarter of fiscal year 2022 as compared to the first quarter of the prior fiscal year is primarily due to increased payments for property, plant and equipment.

Net cash flows used in financing activities for the first quarter of fiscal year 2022 was $46,688, compared to $94,642 for the same period of fiscal year 2021.  The decrease in net cash flows used in financing activities in the first quarter of fiscal year 2022 as compared to the first quarter of the prior fiscal year is primarily attributable to the change in net debt payments and repurchases of common stock.  During the first quarter of fiscal year 2022, we had net debt payments in the amount of $381, compared to net debt payments in the amount of $100,395 in the first quarter of fiscal year 2021.  During the first quarter of fiscal year 2022, we had $39,258 of cash repurchases of common stock, while there were no such repurchases in the first quarter of fiscal year 2021.

Non-U.S. GAAP Financial Measures

Adjusted net earnings, adjusted earnings per share, adjusted effective tax rate, EBIT, adjusted EBIT, EBITDA, adjusted EBITDA, free cash flow, and adjusted free cash flow are financial measures not prepared and presented in accordance with U.S. GAAP.  However, we believe these non-U.S. GAAP financial measures provide additional information that enables readers to evaluate our business from the perspective of management.

Earnings based non‐U.S. GAAP financial measures

Adjusted net earnings is defined by the Company as net earnings excluding, as applicable, (i) a charge in connection with a non-recurring matter unrelated to the ongoing operations of the business and (ii) costs related to business development activities.  The Company believes that these excluded items are short‐term in nature, not directly related to the ongoing operations of the business and therefore, the exclusion of them illustrates more clearly how the underlying business of Woodward is performing.  Management uses adjusted net earnings to evaluate the Company’s performance excluding these infrequent or unusual period expenses that are not necessarily indicative of the Company’s operating performance for the period.  Management defines adjusted earnings per share as adjusted net earnings, as defined above, divided by the weighted‐average number of diluted shares of common stock outstanding for the period.  Management uses both adjusted net earnings and adjusted earnings per share when comparing operating performance to other periods which may not have similar, infrequent or unusual charges.

The reconciliation of net earnings and earnings per share to adjusted net earnings and adjusted earnings per share, respectively, is shown in the tables below:

	Three-Months Ended December 31,
	2021		2020
	Net Earnings	Earnings Per Share	Net Earnings	Earnings Per Share
Net earnings (U.S. GAAP)	$30,305	$0.47	$41,570	$0.64
Non-U.S. GAAP adjustments:
Non-recurring matter unrelated to the ongoing operations of the business, net of tax	3,750	0.06	—	—
Business development activities, net of tax	2,236	0.03	—	—
Non-U.S. GAAP adjustments	5,986	0.09	—	—
Adjusted net earnings (Non-U.S. GAAP)	$36,291	$0.56	$41,570	$0.64

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

Adjusted EBIT and adjusted EBITDA represent further non-U.S. GAAP adjustments to EBIT and EBITDA, in each case adjusted to exclude, as applicable (i) a charge in connection with a non-recurring matter unrelated to the ongoing operations of the business and (ii) costs related to business development activities.  As these charges are infrequent or unusual items that can be variable from period to period and do not fluctuate with operating results, management believes that by removing these gains and charges from EBIT and EBITDA it improves comparability of past, present and future operating results and provides consistency when comparing EBIT and EBITDA between periods.

EBIT and adjusted EBIT reconciled to net earnings were as follows:

	Three-Months Ended December 31,
	2021	2020
Net earnings (U.S. GAAP)	$30,305	$41,570
Income tax expense	7,441	6,014
Interest expense	8,306	8,906
Interest income	(641)	(495)
EBIT (Non-U.S. GAAP)	$45,411	$55,995
Non-U.S. GAAP adjustments:
Non-recurring matter unrelated to the ongoing operations of the business	5,000	—
Business development activities	2,982	—
Total non-U.S. GAAP adjustments	7,982	—
Adjusted EBIT (Non-U.S. GAAP)	$53,393	$55,995

EBITDA and adjusted EBITDA reconciled to net earnings were as follows:

	Three-Months Ended December 31,
	2021	2020
Net earnings (U.S. GAAP)	$30,305	$41,570
Income tax expense	7,441	6,014
Interest expense	8,306	8,906
Interest income	(641)	(495)
Amortization of intangible assets	9,688	10,469
Depreciation expense	21,033	22,608
EBITDA (Non-U.S. GAAP)	76,132	89,072
Non-U.S. GAAP adjustments:
Non-recurring matter unrelated to the ongoing operations of the business	5,000	—
Business development activities	2,982	—
Total non-U.S. GAAP adjustments	7,982	—
Adjusted EBITDA (Non-U.S. GAAP)	$84,114	$89,072

The use of these non-U.S. GAAP financial measures is not intended to be considered in isolation of, or as a substitute for, the financial information prepared and presented in accordance with U.S. GAAP.  As adjusted net earnings, adjusted net earnings per share, adjusted effective tax rate, EBIT, adjusted EBIT, EBITDA, and adjusted EBITDA exclude certain financial information compared with net earnings, the most comparable U.S. GAAP financial measure, users of this financial information should consider the information that is excluded.  Our calculations of adjusted net earnings, adjusted net earnings per share, adjusted effective tax rate, EBIT, adjusted EBIT, EBITDA, and adjusted EBITDA may differ from similarly titled measures used by other companies, limiting their usefulness as comparative measures.

Cash flow‐based non‐U.S. GAAP financial measures

Management uses free cash flow, which is defined by the Company as net cash flows provided by operating activities less payments for property, plant and equipment, in reviewing the financial performance of and cash generation by Woodward’s various business groups and evaluating cash levels.  We believe free cash flow is a useful measure for investors because it portrays our ability to grow organically and generate cash from our businesses for purposes such as paying interest on our indebtedness, repaying maturing debt, funding business acquisitions, investing in research and development, purchasing our common stock, and paying dividends.  In addition, securities analysts, investors, and others frequently use free cash flow in their evaluation of companies.  The use of this non‐U.S. GAAP financial measure is not intended to be considered in isolation of, or as substitutes for, the financial information prepared and presented in accordance with U.S. GAAP.  Free cash flow does not necessarily represent funds available for discretionary use and is not necessarily a measure of our ability to fund our cash needs.  Our calculation of free cash flow may differ from similarly titled measures used by other companies, limiting its usefulness as a comparative measure.  Adjusted free cash flow represents a further non-U.S. GAAP adjustment to free cash flow to exclude the effect of cash paid for business development activities and cash paid for restructuring activities.  Management believes that by excluding these infrequent or unusual items from free cash flow it better portrays our ability to generate cash, as such items are not indicative of the Company’s operating performance for the period.

Free cash flow and adjusted free cash flow reconciled to net cash provided by operating activities were as follows:

	Three-Months Ended December 31,
	2021	2020
Net cash provided by operating activities (U.S. GAAP)	$39,290	$146,725
Payments for property, plant and equipment	(13,123)	(7,263)
Free cash flow (Non-U.S. GAAP)	$26,167	$139,462
Cash paid for business development activities	770	—
Cash paid for restructuring charges	505	—
Adjusted free cash flow (Non-U.S. GAAP)	$27,442	$139,462

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements and related disclosures in conformity with U.S. GAAP requires us to make judgments, assumptions and estimates that affect the amounts reported in the Condensed Consolidated Financial Statements and accompanying notes.  Note 1, Operations and summary of significant accounting policies in the Notes to the Consolidated Financial Statements included in Part II, Item 8 of our most recently filed Form 10-K, describes the significant accounting policies and methods used in the preparation of the Consolidated Financial Statements.  Our critical accounting estimates, identified in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7 of our most recently filed Form 10-K, include the discussion of estimates used for revenue recognition, inventory valuation, reviews for impairment of goodwill and other indefinitely lived intangible assets, and our provision for income taxes.  Such accounting policies and estimates require significant judgments and assumptions to be used in the preparation of the Condensed Consolidated Financial Statements included in this Form 10-Q, and actual results could differ materially from the amounts reported.

New Accounting Standards

From time to time, the FASB or other standards-setting bodies issue new accounting pronouncements.  Updates to the FASB Accounting Standards Codification are communicated through issuance of an Accounting Standards Update.

To understand the impact of recently issued guidance, whether adopted or to be adopted, please review the information provided in Note 2, New accounting standards in the Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.  Unless otherwise discussed, we believe that the impact of recently issued guidance, whether adopted or to be adopted in the future, is not expected to have a material impact on our Condensed Consolidated Financial Statements upon adoption.

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

Thomas A. Gendron and Mark D. Hartman, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15 under the Securities Exchange Act of 1934, as amended, or the Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q.  Based on their evaluations, they concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2021.

There have not been any changes in our internal controls over financial reporting during the quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities (In thousands, except for shares and per share amounts)	Total Number of Shares Purchased	Weighted Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares that may yet be Purchased under the Plans or Programs at Period End (1)
October 1, 2021 through October 31, 2021 (2)	233,204	$114.69	233,178	$414,052
November 1, 2021 through November 30, 2021 (2)	402	105.80	—	414,052
December 1, 2021 through December 31, 2021 (2)	40	109.46	—	414,052

(1)

In November 2019, the Board authorized a stock repurchase program for the repurchase of up to $500,000 of Woodward’s outstanding shares of common stock on the open market or in privately negotiated transactions over a three-year period that was scheduled to expire in 2022 (the “2019 Authorization”).  In January 2022, the Board terminated the 2019 Authorization and concurrently authorized a program for the repurchase of up to $800,000 of Woodward’s outstanding shares of common stock on the open market or in privately negotiated transactions over a two-year period that will end in January 2024 (the “2022 Authorization”).

(2)

Under a trust established for the purposes of administering the Woodward Executive Benefit Plan, 26 shares of common stock were acquired in October 2021, 117 shares of common stock were acquired in November 2021, and 40 shares of common stock were acquired in December 2021 on the open market related to the deferral of compensation by certain eligible members of Woodward’s management who irrevocably elected to invest some or all of their deferred compensation in Woodward common stock.  In addition, 285 shares of common stock were acquired in November 2021 on the open market related to the reinvestment of dividends for shares of treasury stock held for deferred compensation.  Shares owned by the trust, which is a separate legal entity, are included in "Treasury stock held for deferred compensation" in the Condensed Consolidated Balance Sheets.

Item 6.	Exhibits

Exhibits filed as part of this Report are listed in the Exhibit Index.

WOODWARD, INC.

EXHIBIT INDEX

	Exhibit Number	Description
*	10.1	Amendment No. 2 to the Amended and Restated Credit Agreement dated November 24, 2021
*	31.1	Rule 13a-14(a)/15d-14(a) certification of Thomas A. Gendron
*	31.2	Rule 13a-14(a)/15d-14(a) certification of Mark D. Hartman
*	32.1	Section 1350 certifications
*	101

The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2021, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Earnings, (iii) Condensed Consolidated Statements of Comprehensive Earnings, (iv) Condensed Consolidated Statements of Cash Flows, (v) Condensed Consolidated Statements of Stockholders’ Equity, and (vi) Notes to Condensed Consolidated Financial Statements.

*	104	Cover page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed as an exhibit to this Report

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WOODWARD, INC.
Date: February 4, 2022	/s/ Thomas A. Gendron
Thomas A. Gendron
Chairman of the Board, Chief Executive Officer, and President (on behalf of the registrant and as the registrant’s Principal Executive Officer)

Date: February 4, 2022	/s/ Mark D. Hartman
Mark D. Hartman
Chief Financial Officer (on behalf of the registrant and as the registrant’s Principal Financial and Accounting Officer)