Form 10-Q
period 2022-03-31
Woodward, Inc.
filed 2022-05-06
CIK 108312

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

or

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

Yes ☐ No ☒

As of May 4, 2022, 60,645,061 shares of the registrant’s common stock with a par value of $0.001455 per share were outstanding.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

WOODWARD, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(In thousands, except per share amounts)

(Unaudited)

	Three-Months Ended		Six-Months Ended
	March 31,		March 31,
	2022	2021	2022	2021
Net sales	$586,839	$581,321	$1,128,425	$1,118,940
Costs and expenses:
Cost of goods sold	453,425	434,243	872,576	835,883
Selling, general and administrative expenses	44,124	44,329	106,430	100,440
Research and development costs	32,384	27,627	57,776	59,623
Interest expense	8,197	8,249	16,503	17,155
Interest income	(500)	(283)	(1,141)	(778)
Other (income) expense, net	(4,887)	(11,331)	(15,561)	(19,454)
Total costs and expenses	532,743	502,834	1,036,583	992,869
Earnings before income taxes	54,096	78,487	91,842	126,071
Income tax expense	6,190	10,174	13,631	16,188
Net earnings	$47,906	$68,313	$78,211	$109,883

Earnings per share:
Basic earnings per share	$0.77	$1.08	$1.24	$1.74
Diluted earnings per share	$0.74	$1.04	$1.21	$1.68

Weighted Average Common Shares Outstanding:
Basic	62,550	63,278	62,825	63,043
Diluted	64,618	65,654	64,863	65,274

See accompanying Notes to Condensed Consolidated Financial Statements

WOODWARD, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS

(In thousands)

(Unaudited)

	Three-Months Ended		Six-Months Ended
	March 31,		March 31,
	2022	2021	2022	2021
Net earnings	$47,906	$68,313	$78,211	$109,883

Other comprehensive earnings:
Foreign currency translation adjustments	(4,621)	(8,789)	(7,059)	8,539
Net gain (loss) on foreign currency transactions designated as hedges of net investments in foreign subsidiaries	673	(2,329)	1,744	(102)
Taxes on changes in foreign currency translation adjustments	(463)	(2,555)	(1,449)	(871)
Foreign currency translation and transactions adjustments, net of tax	(4,411)	(13,673)	(6,764)	7,566

Unrealized gain/(loss) on fair value adjustment of derivative instruments	12,411	8,892	24,780	(21,766)
Reclassification of net realized (gain)/loss on derivatives to earnings	(6,256)	(20,683)	(16,331)	277
Taxes on changes in derivative transactions	(215)	1,543	(295)	203
Derivative adjustments, net of tax	5,940	(10,248)	8,154	(21,286)

Amortization of pension and other postretirement plan:
Net prior service cost	251	250	502	498
Net loss	187	377	374	747
Foreign currency exchange rate changes on pension and other postretirement benefit plan liabilities	592	453	622	(1,244)
Taxes on changes in pension and other postretirement benefit plan liability adjustments, net of foreign currency exchange rate changes	(292)	(284)	(406)	72
Pension and other postretirement benefit plan adjustments, net of tax	738	796	1,092	73
Total comprehensive earnings	$50,173	$45,188	$80,693	$96,236

See accompanying Notes to Condensed Consolidated Financial Statements

WOODWARD, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

(Unaudited)

	March 31,	September 30,
	2022	2021
ASSETS
Current assets:
Cash and cash equivalents, including restricted cash of $522 and $1,907, respectively	$208,355	$448,462
Accounts receivable, less allowance for uncollectible amounts of $3,141 and $3,664, respectively	575,174	523,051
Inventories	484,933	419,971
Income taxes receivable	17,415	12,071
Other current assets	45,513	61,168
Total current assets	1,331,390	1,464,723
Property, plant and equipment, net	923,651	950,569
Goodwill	796,028	805,333
Intangible assets, net	522,502	559,289
Deferred income tax assets	13,798	14,066
Other assets	303,175	297,024
Total assets	$3,890,544	$4,091,004
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$459	$728
Accounts payable	188,543	170,909
Income taxes payable	17,701	11,481
Accrued liabilities	162,343	183,139
Total current liabilities	369,046	366,257
Long-term debt, less current portion	728,247	734,122
Deferred income tax liabilities	155,092	157,936
Other liabilities	586,280	617,908
Total liabilities	1,838,665	1,876,223
Commitments and contingencies (Note 21)
Stockholders' equity:
Preferred stock, par value $0.003 per share, 10,000 shares authorized, no shares issued	—	—
Common stock, par value $0.001455 per share, 150,000 shares authorized, 72,960 shares issued	106	106
Additional paid-in capital	287,766	261,735
Accumulated other comprehensive losses	(63,137)	(65,619)
Deferred compensation	6,678	7,949
Retained earnings	2,656,590	2,600,513
	2,888,003	2,804,684
Treasury stock at cost, 11,427 shares and 9,702 shares, respectively	(829,446)	(581,954)
Treasury stock held for deferred compensation, at cost, 140 shares and 167 shares, respectively	(6,678)	(7,949)
Total stockholders' equity	2,051,879	2,214,781
Total liabilities and stockholders' equity	$3,890,544	$4,091,004

See accompanying Notes to Condensed Consolidated Financial Statements

WOODWARD, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six-Months Ended March 31,
	2022	2021
Cash flows from operating activities:
Net earnings	$78,211	$109,883
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	61,331	65,556
Net (gain) on sales of assets and businesses	(1,541)	(1,942)
Stock-based compensation	13,957	16,438
Deferred income taxes	(55)	1,622
Changes in operating assets and liabilities:
Trade accounts receivable	(1,562)	(10,565)
Unbilled receivables (contract assets)	(48,742)	(32,565)
Costs to fulfill a contract	(10,884)	(9,226)
Inventories	(67,263)	16,877
Accounts payable and accrued liabilities	15,454	53,555
Contract liabilities	9,779	14,370
Income taxes	(725)	4,700
Retirement benefit obligations	(2,495)	(3,450)
Other	4,643	(6,256)
Net cash provided by operating activities	50,108	218,997

Cash flows from investing activities:
Payments for purchase of property, plant, and equipment	(24,150)	(13,313)
Proceeds from sale of assets	5	86
Payments for purchases of short-term investments	(8)	(2,750)
Proceeds from sales of short-term investments	11,305	16,566
Net cash (used in) provided by investing activities	(12,848)	589

Cash flows from financing activities:
Cash dividends paid	(22,134)	(15,404)
Proceeds from sales of treasury stock	19,399	28,454
Payments for repurchases of common stock	(273,535)	—
Borrowings on revolving lines of credit and short-term borrowings	11,500	74,400
Payments on revolving lines of credit and short-term borrowings	(11,500)	(74,400)
Payments of long-term debt and finance lease obligations	(564)	(100,835)
Net cash used in financing activities	(276,834)	(87,785)
Effect of exchange rate changes on cash and cash equivalents	(533)	2,524
Net change in cash and cash equivalents	(240,107)	134,325
Cash and cash equivalents, including restricted cash, at beginning of year	448,462	153,270
Cash and cash equivalents, including restricted cash, at end of period	$208,355	$287,595

See accompanying Notes to Condensed Consolidated Financial Statements

WOODWARD, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

(Unaudited)

	Number of shares			Stockholders' equity
						Accumulated other comprehensive (loss) earnings
	Common stock	Treasury stock	Treasury stock held for deferred compensation	Common stock	Additional paid-in capital	Foreign currency translation adjustments	Unrealized derivative gains (losses)	Minimum retirement benefit liability adjustments	Total accumulated other comprehensive (loss) earnings	Deferred compensation	Retained earnings	Treasury stock at cost	Treasury stock held for deferred compensation	Total stockholders' equity
Balances as of January 1, 2021	72,960	(9,992)	(201)	$106	$244,394	$(19,452)	$(31,495)	$(29,369)	$(80,316)	$9,485	$2,464,373	$(565,095)	$(9,485)	$2,063,462
Net earnings	—	—	—	—	—	—	—	—	—	—	68,313	—	—	68,313
Other comprehensive earnings (loss), net of tax	—	—	—	—	—	(13,673)	(10,248)	796	(23,125)	—	—	—	—	(23,125)
Cash dividends paid ($0.1625 per share)	—	—	—	—	—	—	—	—	—	—	(10,302)	—	—	(10,302)
Sales of treasury stock	—	410	—	—	101	—	—	—	—	—	—	16,983	—	17,084
Common shares issued from treasury stock for benefit plans	—	128	—	—	9,542	—	—	—	—	—	—	5,358	—	14,900
Stock-based compensation	—	—	—	—	2,969	—	—	—	—	—	—	—	—	2,969
Purchases/transfers of stock by/to deferred compensation plan	—	—	—	—	—	—	—	—	—	41	—	—	(41)	—
Distribution of stock from deferred compensation plan	—	—	9	—	—	—	—	—	—	(423)	—	—	423	—
Balances as of March 31, 2021	72,960	(9,454)	(192)	$106	$257,006	$(33,125)	$(41,743)	$(28,573)	$(103,441)	$9,103	$2,522,384	$(542,754)	$(9,103)	$2,133,301

Balances as of January 1, 2022	72,960	(9,877)	(167)	$106	$274,366	$(35,257)	$(23,383)	$(6,764)	$(65,404)	$7,960	$2,620,571	$(606,207)	$(7,960)	$2,223,432
Net earnings	—	—	—	—	—	—	—	—	—	—	47,906	—	—	47,906
Other comprehensive earnings (loss), net of tax	—	—	—	—	—	(4,411)	5,940	738	2,267	—	—	—	—	2,267
Cash dividends paid ($0.1900 per share)	—	—	—	—	—	—	—	—	—	—	(11,887)	—	—	(11,887)
Sales of treasury stock	—	347	—	—	734	—	—	—	—	—	—	15,551	—	16,285
Common shares issued from treasury stock for benefit plans		150	—	—	10,601	—	—	—	—	—	—	6,567	—	17,168
Purchase of treasury stock	—	(2,047)	—	—	—	—	—	—	—	—	—	(245,357)	—	(245,357)
Stock-based compensation	—	—	—	—	2,065	—	—	—	—	—	—	—	—	2,065
Purchases/transfers of stock by/to deferred compensation plan	—	—	(1)	—	—	—	—	—	—	68	—	—	(68)	—
Distribution of stock from deferred compensation plan	—	—	28	—	—	—	—	—	—	(1,350)	—	—	1,350	—
Balances as of March 31, 2022	72,960	(11,427)	(140)	$106	$287,766	$(39,668)	$(17,443)	$(6,026)	$(63,137)	$6,678	$2,656,590	$(829,446)	$(6,678)	$2,051,879

See accompanying Notes to Condensed Consolidated Financial Statements

WOODWARD, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

(Unaudited)

	Number of shares			Stockholders' equity
						Accumulated other comprehensive (loss) earnings
	Common stock	Treasury stock	Treasury stock held for deferred compensation	Common stock	Additional paid-in capital	Foreign currency translation adjustments	Unrealized derivative gains (losses)	Minimum retirement benefit liability adjustments	Total accumulated other comprehensive (loss) earnings	Deferred compensation	Retained earnings	Treasury stock at cost	Treasury stock held for deferred compensation	Total stockholders' equity
Balances as of September 30, 2020	72,960	(10,277)	(199)	$106	$231,936	$(40,691)	$(20,457)	$(28,646)	$(89,794)	$9,222	$2,427,905	$(577,476)	$(9,222)	$1,992,677
Net earnings	—	—	—	—	—	—	—	—	—	—	109,883	—	—	109,883
Other comprehensive earnings (loss), net of tax	—	—	—	—	—	7,566	(21,286)	73	(13,647)	—	—	—	—	(13,647)
Cash dividends paid ($0.2438 per share)	—	—	—	—	—	—	—	—	—	—	(15,404)	—	—	(15,404)
Sales of treasury stock	—	695	—	—	(910)	—	—	—	—	—	—	29,364	—	28,454
Common shares issued from treasury stock for benefit plans	—	128	—	—	9,542	—	—	—	—	—	—	5,358	—	14,900
Stock-based compensation	—	—	—	—	16,438	—	—	—	—	—	—	—	—	16,438
Purchases and transfers of stock by/to deferred compensation plan	—	—	(3)	—	—	—	—	—	—	317	—	—	(317)	—
Distribution of stock from deferred compensation plan	—	—	10	—	—	—	—	—	—	(436)	—	—	436	—
Balances as of March 31, 2021	72,960	(9,454)	(192)	$106	$257,006	$(33,125)	$(41,743)	$(28,573)	$(103,441)	$9,103	$2,522,384	$(542,754)	$(9,103)	$2,133,301

Balances as of September 30, 2021	72,960	(9,702)	(167)	$106	$261,735	$(32,904)	$(25,597)	$(7,118)	$(65,619)	$7,949	$2,600,513	$(581,954)	$(7,949)	$2,214,781
Net earnings	—	—	—	—	—	—	—	—	—	—	78,211	—	—	78,211
Other comprehensive earnings (loss), net of tax	—	—	—	—	—	(6,764)	8,154	1,092	2,482	—	—	—	—	2,482
Cash dividends paid ($0.3525 per share)	—	—	—	—	—	—	—	—	—	—	(22,134)	—	—	(22,134)
Sales of treasury stock	—	405	—	—	1,473	—	—	—	—	—	—	18,040	—	19,513
Common shares issued from treasury stock for benefit plans	—	150	—	—	10,601	—	—	—	—	—	—	6,567	—	17,168
Purchase of treasury stock	—	(2,280)	—	—	—	—	—	—	—	—	—	(272,099)	—	(272,099)
Stock-based compensation	—	—	—	—	13,957	—	—	—	—	—	—	—	—	13,957
Purchases and transfers of stock by/to deferred compensation plan	—	—	(2)	—	—	—	—	—	—	115	—	—	(115)	—
Distribution of stock from deferred compensation plan	—	—	29	—	—	—	—	—	—	(1,386)	—	—	1,386	—
Balances as of March 31, 2022	72,960	(11,427)	(140)	$106	$287,766	$(39,668)	$(17,443)	$(6,026)	$(63,137)	$6,678	$2,656,590	$(829,446)	$(6,678)	$2,051,879

See accompanying Notes to Condensed Consolidated Financial Statements

WOODWARD, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

(Unaudited)

Note 1.  Basis of presentation

The Condensed Consolidated Financial Statements of Woodward, Inc. (“Woodward” or the “Company”) as of March 31, 2022 and for the three and six-months ended March 31, 2022 and 2021, included herein, have not been audited by an independent registered public accounting firm.  These unaudited Condensed Consolidated Financial Statements reflect all normal recurring adjustments that, in the opinion of management, are necessary to present fairly Woodward’s financial position as of March 31, 2022, and the statements of earnings, comprehensive earnings, cash flows, and changes in stockholders’ equity for the periods presented herein.  The results of operations for the three and six-months ended March 31, 2022 and 2021 are not necessarily indicative of the operating results to be expected for other interim periods or for the full fiscal year.  Dollar and share amounts contained in these unaudited Condensed Consolidated Financial Statements are in thousands, except per share amounts, unless otherwise noted.

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

COVID-19 Pandemic

When combined with the various measures enacted by governments and private organizations to contain COVID-19 or slow its spread, the pandemic has adversely impacted global economic activity and contributed to volatility in financial markets; and the Company has likewise been significantly impacted by the global COVID-19 pandemic. The ongoing COVID-19 pandemic could continue to have a material adverse impact on economic and market conditions and presents uncertainty and risk with respect to the Company’s performance and financial results, including estimates and assumptions used by management for the reported amount of assets and liabilities.

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

Note 3.  Revenue

The amount of revenue recognized as point in time or over time follows:

	Three-Months Ended March 31, 2022			Three-Months Ended March 31, 2021
	Aerospace	Industrial	Consolidated	Aerospace	Industrial	Consolidated
Point in time	$148,244	$122,219	$270,463	$114,563	$131,242	$245,805
Over time	224,513	91,863	316,376	250,143	85,373	335,516
Total net sales	$372,757	$214,082	$586,839	$364,706	$216,615	$581,321

	Six-Months Ended March 31, 2022			Six-Months Ended March 31, 2021
	Aerospace	Industrial	Consolidated	Aerospace	Industrial	Consolidated
Point in time	$273,889	$247,211	$521,100	$221,530	$285,437	$506,967
Over time	435,303	172,022	607,325	464,843	147,130	611,973
Total net sales	$709,192	$419,233	$1,128,425	$686,373	$432,567	$1,118,940

Accounts Receivable

Accounts receivable consisted of the following:

	March 31, 2022	September 30, 2021
Billed receivables
Trade accounts receivable	$311,302	$298,951
Other (Chinese financial institutions)	10,273	23,168
Total billed receivables	321,575	322,119
Current unbilled receivables (contract assets)	256,740	204,596
Total accounts receivable	578,315	526,715
Less: Allowance for uncollectible amounts	(3,141)	(3,664)
Total accounts receivable, net	$575,174	$523,051

As of March 31, 2022, “Other assets” on the Condensed Consolidated Balance Sheets includes $4,486 of unbilled receivables not expected to be invoiced and collected within a period of twelve months, compared to $9,424 as of September 30, 2021.

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

The allowance for uncollectible amounts and change in expected credit losses for trade accounts receivable and unbilled receivables (contract assets) consisted of the following:

	Three-Months Ended March 31,		Six-Months Ended March 31,
	2022	2021	2022	2021
Balance, beginning	$3,309	$7,499	$3,664	$8,359
Charged to costs and expenses, or sales allowance	215	1,040	427	1,128
Deductions	(532)	(837)	(1,108)	(2,008)
Other additions[1]	149	(180)	158	43
Balance, ending	$3,141	$7,522	$3,141	$7,522

(1)	Includes effects of foreign exchange rate changes during the period.

Contract liabilities

Contract liabilities consisted of the following:

	March 31, 2022		September 30, 2021
	Current	Noncurrent	Current	Noncurrent
Deferred revenue from material rights from GE joint venture formation	$5,262	$236,913	$4,771	$234,237
Deferred revenue from advanced invoicing and/or prepayments from customers	2,668	37	4,192	290
Liability related to customer supplied inventory	13,654	—	14,169	—
Deferred revenue from material rights related to engineering and development funding	7,229	159,225	6,395	151,797
Net contract liabilities	$28,813	$396,175	$29,527	$386,324

Woodward recognized revenue of $4,426 in the three-months and $13,219 in the six-months ended March 31, 2022 from contract liabilities balances recorded as of October 1, 2021, compared to $7,146 in the three-months and $13,674 in the six-months ended March 31, 2021 from contract liabilities balances recorded as of October 1, 2020.

Remaining performance obligations

Remaining performance obligations related to the aggregate amount of the total contract transaction price of firm orders for which the performance obligation has not yet been recognized in revenue as of March 31, 2022 was $1,454,586, compared to $1,283,311 as of September 30, 2021, the majority of which relates to Woodward’s Aerospace segment in both periods.  Woodward expects to recognize almost all of these remaining performance obligations within two years after March 31, 2022.

Remaining performance obligations related to material rights that have not yet been recognized in revenue as of March 31, 2022 was $474,535, compared to $471,133 as of September 30, 2021, of which $5,462 is expected to be recognized in the remainder of fiscal year 2022, $15,070 is expected to be recognized in fiscal year 2023, and the remaining balance is expected to be recognized thereafter.  Woodward expects to recognize revenue from performance obligations related to material rights over the life of the underlying programs, which may be as long as forty years.

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

Revenue by primary market for the Aerospace reportable segment was as follows:

	Three-Months Ended March 31,		Six-Months Ended March 31,
	2022	2021	2022	2021
Commercial OEM	$122,889	$101,907	$227,715	$177,988
Commercial aftermarket	108,554	77,579	194,640	143,094
Defense OEM	97,812	135,630	203,187	266,893
Defense aftermarket	43,502	49,590	83,650	98,398
Total Aerospace segment net sales	$372,757	$364,706	$709,192	$686,373

Revenue by primary market for the Industrial reportable segment was as follows:

	Three-Months Ended March 31,		Six-Months Ended March 31,
	2022	2021	2022	2021
Reciprocating engines	$156,663	$163,034	$314,997	$327,956
Industrial turbines	57,419	53,581	104,236	104,611
Total Industrial segment net sales	$214,082	$216,615	$419,233	$432,567

The customers who each account for approximately 10% or more of net sales of each of Woodward’s reportable segments are as follows:

	Three-Months Ended March 31, 2022	Six-Months Ended March 31, 2022
Aerospace	The Boeing Company, General Electric Company, Raytheon Technologies	The Boeing Company, General Electric Company, Raytheon Technologies
Industrial	Rolls-Royce PLC, Wartsila, Caterpillar, Inc.	Rolls-Royce PLC, Wartsila

Note 4.  Earnings per share

Basic earnings per share is computed by dividing net earnings available to common stockholders by the weighted-average number of shares of common stock outstanding for the period.

Diluted earnings per share reflects the weighted-average number of shares outstanding after consideration of the dilutive effect of stock options and restricted stock.

The following is a reconciliation of net earnings to basic earnings per share and diluted earnings per share:

	Three-Months Ended March 31,		Six-Months Ended March 31,
	2022	2021	2022	2021
Numerator:
Net earnings	$47,906	$68,313	$78,211	$109,883
Denominator:
Basic shares outstanding	62,550	63,278	62,825	63,043
Dilutive effect of stock options and restricted stock	2,068	2,376	2,038	2,231
Diluted shares outstanding	64,618	65,654	64,863	65,274
Income per common share:
Basic earnings per share	$0.77	$1.08	$1.24	$1.74
Diluted earnings per share	$0.74	$1.04	$1.21	$1.68

The following stock option grants were outstanding but were excluded from the computation of diluted earnings per share because their inclusion would have been anti-dilutive.

	Three-Months Ended March 31,		Six-Months Ended March 31,
	2022	2021	2022	2021
Options	464	41	466	602
Weighted-average option price	$117.92	$117.39	$117.95	$104.85

The weighted-average shares of common stock outstanding for basic and diluted earnings per share included the weighted-average treasury stock shares held for deferred compensation obligations of the following:

	Three-Months Ended March 31,		Six-Months Ended March 31,
	2022	2021	2022	2021
Weighted-average treasury stock shares held for deferred compensation obligations	153	196	158	197

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

Lease-related assets and liabilities follows:

	Classification on the Condensed Consolidated Balance Sheets	March 31, 2022	September 30, 2021
Assets:
Operating lease assets	Other assets	$23,417	$19,370
Finance lease assets	Property, plant and equipment, net	1,854	781
Total lease assets		25,271	20,151

Current liabilities:
Operating lease liabilities	Accrued liabilities	4,930	5,260
Finance lease liabilities	Current portion of long-term debt	459	728
Noncurrent liabilities:
Operating lease liabilities	Other liabilities	19,125	14,770
Finance lease liabilities	Long-term debt, less current portion	1,419	475
Total lease liabilities		$25,933	$21,233

Lease-related expenses were as follows:

	Three-Months Ended March 31,		Six-Months Ended March 31,
	2022	2021	2022	2021
Operating lease expense	$1,653	$1,615	$3,260	$3,168
Amortization of finance lease assets	95	94	174	220
Interest on finance lease liabilities	8	17	16	35
Variable lease expense	203	496	606	818
Short-term lease expense	50	76	90	158
Sublease (income)[1]	—	(214)	(192)	(382)
Total lease expense	$2,009	$2,084	$3,954	$4,017

(1)	Relates to two separate subleases Woodward entered into for a leased manufacturing building in Niles, Illinois. During the three-months ended March 31, 2022, these subleases were terminated.

Lease-related supplemental cash flow information was as follows:

	Six-Months Ended March 31,
	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$2,776	$2,671
Operating cash flows for finance leases	16	35
Financing cash flows for finance leases	574	835
Right-of-use assets obtained in exchange for recorded lease obligations:
Operating leases	7,999	5,070
Finance leases	1,260	12

Lessor arrangements

Woodward has assessed its manufacturing contracts and concluded that certain of the contracts for the manufacture of customer products met the criteria to be considered a leasing arrangement (“embedded leases”) with Woodward as the lessor.  The specific manufacturing contracts that met the criteria were those that utilized Woodward property, plant and equipment and which are substantially (more than 90%) dedicated to the manufacturing of the product(s) for a single customer.  Woodward has dedicated manufacturing lines with four of its customers representing embedded leases, all of which qualified as operating leases with undefined quantities of future customer purchase commitments.  Although Woodward expects to allocate some portion of future net sales to these customers to embedded lessor arrangements, it cannot provide expected future undiscounted lease payments from property, plant and equipment leased to customers as of March 31, 2022.  If, in the future, customers reduce purchases of related products from Woodward, the Company believes it will derive additional value from the underlying equipment by repurposing its use to support other customer arrangements.

Revenue from contracts with customers that included embedded operating leases, which is included in “Net sales” in the Condensed Consolidated Statements of Earnings, was $1,323 for the three-months and $2,666 for the six-months ended March 31, 2022, compared to $1,511 for the three-months and $3,309 for the six-months ended March 31, 2021.

The carrying amount of property, plant and equipment leased to others through embedded leasing arrangements, included in “Property, plant and equipment, net” on the Condensed Consolidated Balance Sheets, follows:

	March 31, 2022	September 30, 2021
Property, plant and equipment leased to others through embedded leasing arrangements	$71,554	$93,732
Less accumulated depreciation	(28,027)	(35,733)
Property, plant and equipment leased to others through embedded leasing arrangements, net	$43,527	$57,999

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

Unamortized deferred revenue from material rights in connection with the JV formation included:

	March 31, 2022	September 30, 2021
Accrued liabilities	$5,262	$4,771
Other liabilities	236,913	234,237

Amortization of the deferred revenue (material right) recognized as an increase to sales was $791 for the three-months and $1,727 for the six-months ended March 31, 2022, and $989 for the three-months and $2,171 for the six-months ended March 31, 2021.

As part of the JV formation, GE pays contingent consideration to Woodward consisting of fifteen annual payments of $4,894 per year, which began in the second quarter of fiscal year 2017, subject to certain claw-back conditions.  Woodward received its annual payments of $4,894 during the three-months ended March 31, 2022 and 2021, which were recorded as deferred income and included in “Net cash provided by operating activities” on the Condensed Consolidated Statements of Cash Flows.

Other income related to Woodward’s equity interest in the earnings of the JV was as follows:

	Three-Months Ended March 31,		Six-Months Ended March 31,
	2022	2021	2022	2021
Other income	$4,140	$3,779	$8,815	$6,165

Cash distributions to Woodward from the JV, recognized in “Other, net” in “Net cash provided by operating activities” on the Condensed Consolidated Statements of Cash Flows, were as follows:

	Three-Months Ended March 31,		Six-Months Ended March 31,
	2022	2021	2022	2021
Cash distributions	$6,500	$3,500	$9,000	$7,000

Net sales to the JV were as follows:

	Three-Months Ended March 31,		Six-Months Ended March 31,
	2022	2021	2022	2021
Net sales[1]	$5,273	$8,325	$12,547	$18,384

(1)

Net sales included a reduction of $7,200 for the three-months and $13,146 for the six-months ended March 31, 2022 related to royalties owed to the JV by Woodward on sales by Woodward directly to third party aftermarket customers, compared to a reduction to sales of $6,635 for the three-months and $11,055 for the six-months ended March 31, 2021.

The Condensed Consolidated Balance Sheets include “Accounts receivable” related to amounts the JV owed Woodward, “Accounts payable” related to amounts Woodward owed the JV, and “Other assets” related to Woodward’s net investment in the JV, as follows:

	March 31, 2022	September 30, 2021
Accounts receivable	$6,505	$3,639
Accounts payable	5,438	2,823
Other assets	6,804	6,988

Note 7.  Financial instruments and fair value measurements

The table below presents information about Woodward’s financial assets and liabilities that are measured at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques Woodward utilized to determine such fair value as defined by the U.S. GAAP fair value hierarchy.

	At March 31, 2022				At September 30, 2021
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Financial assets:
Investments in term deposits with foreign banks	$39,201	$—	$—	$39,201	$13,187	$—	$—	$13,187
Equity securities	28,302	—	—	28,302	29,714	—	—	29,714
Total financial assets	$67,503	$—	$—	$67,503	$42,901	$—	$—	$42,901

Financial liabilities:
Cross-currency interest rate swaps	$—	$24,724	$—	$24,724	$—	$50,185	$—	$50,185
Total financial liabilities	$—	$24,724	$—	$24,724	$—	$50,185	$—	$50,185

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

The estimated fair values and carrying costs of other financial instruments that are not required to be remeasured at fair value in the Condensed Consolidated Balance Sheets were as follows:

		At March 31, 2022		At September 30, 2021
	Fair Value Hierarchy Level	Estimated Fair Value	Carrying Cost	Estimated Fair Value	Carrying Cost
Assets:
Notes receivable from municipalities	2	$10,381	$9,940	$11,413	$10,193
Note receivable from sale of the renewable power systems business and other related businesses	2	6,043	6,059	6,288	6,061
Investments in short-term time deposits	2	89	87	11,587	11,580
Liabilities:
Long-term debt	2	$740,558	$730,410	$812,866	$736,706

In connection with certain economic incentives related to Woodward’s development of a second campus in the greater-Rockford, Illinois area for its Aerospace segment and Woodward’s development of a new campus at its corporate headquarters in Fort Collins, Colorado, Woodward received long-term notes from municipalities within the states of Illinois and Colorado.  The fair value of the long-term notes was estimated based on a model that discounted future principal and interest payments received at an interest rate available to Woodward at the end of the period for similarly rated municipal notes of similar maturity, which is a level 2 input as defined by the U.S. GAAP fair value hierarchy.  The interest rates used to estimate the fair value of the long-term notes were 2.5% at March 31, 2022 and 1.3% at September 30, 2021.

In connection with the sale of the renewable power systems business and other related businesses, Woodward received a promissory note from the buyer for deferral of a portion of the purchase price.  The fair value of the note was estimated based on a model that discounted future principal and interest payments received at an interest rate available to Woodward at the end of the period for similarly rated promissory notes of similar maturity, which is a level 2 input as defined by the U.S. GAAP fair value hierarchy.  The interest rate used to estimate the fair value of the note was 0.5% at March 31, 2022 and 1.0% at September 30, 2021.

From time to time, certain of Woodward’s foreign subsidiaries will invest excess cash in short-term time deposits with a fixed maturity date of longer than three months but less than one year from the date of the deposit.  Woodward believes that the investments are with creditworthy financial institutions.  The fair value of the investments in short-term time deposits was estimated based on a model that discounted future principal and interest payments to be received at an interest rate available to the foreign subsidiary entering into the investment for similar short-term time deposits of similar maturity.  This was determined to be a level 2 input as defined by the U.S. GAAP fair value hierarchy.  The interest rates used to estimate the fair value of the short-term time deposits was 2.9% at March 31, 2022 and 3.3% at September 30, 2021.

The fair value of long-term debt was estimated based on the prices of debt of comparable type and maturity available to Woodward at the end of the period, which is a level 2 input as defined by the U.S. GAAP fair value hierarchy.  The weighted-average interest rate used to estimate the fair value of long-term debt was 3.2% at March 31, 2022 and 1.6% at September 30, 2021.

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

The net interest income of the cross-currency interest rate swaps is recorded as a reduction to “Interest expense” in Woodward’s Condensed Consolidated Statements of Earnings.  As of March 31, 2022, the total notional value of the 2020

Floating-Rate Cross-Currency Swap and the 2020 Fixed-Rate Cross-Currency Swaps was $18,750 and $400,000, respectively.  See Note 7, Financial Instruments and fair value measurements for the related fair value of the derivative instruments as of March 31, 2022.

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

Derivatives instruments in net investment hedging relationships

On September 23, 2016, Woodward and Woodward International Holding B.V., a wholly owned subsidiary of Woodward organized under the laws of The Netherlands (the “BV Subsidiary”), each entered into a note purchase agreement (the “2016 Note Purchase Agreement”) relating to the sale by Woodward and the BV Subsidiary of an aggregate principal amount of €160,000 of senior unsecured notes in a series of private placement transactions.  Woodward issued €40,000 aggregate principal amount of Woodward’s Series M Senior Notes due September 23, 2026 (the “Series M Notes”).  Woodward designated the Series M Notes as a hedge of a foreign currency exposure of Woodward’s net investment in its Euro denominated functional currency subsidiaries.  Related to the Series M Notes, included in foreign currency translation adjustments within total comprehensive (losses) earnings are net foreign exchange gains of $673 for the three-months and $1,744 for the six-months ended March 31, 2022, compared to net foreign exchange gains of $2,329 for the three-months and $102 for the six-months ended March 31, 2021.

Impact of derivative instruments designated as qualifying hedging instruments

The following table discloses the amount of (income) expense recognized in earnings on derivative instruments designated as qualifying hedging instruments:

		Three-months ended March 31,		Six-months ended March 31,
Derivatives in:	Location	2022	2021	2022	2021
Cross-currency interest rate swap agreement designated as fair value hedges	Selling, general and administrative expenses	$(297)	$(1,660)	$(919)	$190
Cross-currency interest rate swap agreements designated as cash flow hedges	Selling, general and administrative expenses	(5,959)	(19,023)	(15,412)	87
		$(6,256)	$(20,683)	$(16,331)	$277

The following table discloses the amount of (gain) loss recognized in accumulated OCI on derivative instruments designated as qualifying hedging instruments:

		Three-months ended March 31,		Six-months ended March 31,
Derivatives in:	Location	2022	2021	2022	2021
Cross-currency interest rate swap agreement designated as fair value hedges	Selling, general and administrative expenses	$(557)	$(1,401)	(1,057)	$262
Cross-currency interest rate swap agreements designated as cash flow hedges	Selling, general and administrative expenses	(11,854)	(7,491)	(23,723)	21,504
		$(12,411)	$(8,892)	$(24,780)	$21,766

The following table discloses the amount of (gain) loss reclassified from accumulated OCI into earnings on derivative instruments designated as qualifying hedging instruments:

		Three-months ended March 31,		Six-months ended March 31,
Derivatives in:	Location	2022	2021	2022	2021
Cross-currency interest rate swap agreement designated as fair value hedges	Selling, general and administrative expenses	$(297)	$(1,660)	$(919)	$190
Cross-currency interest rate swap agreements designated as cash flow hedges	Selling, general and administrative expenses	(5,959)	(19,023)	(15,412)	87
		$(6,256)	$(20,683)	$(16,331)	$277

The remaining unrecognized gains and losses in Woodward’s Condensed Consolidated Balance Sheets associated with derivative instruments that were previously entered into by Woodward, which are classified in accumulated OCI, were net losses of $18,056 as of March 31, 2022 and $26,506 as of September 30, 2021.

Note 9.  Supplemental statement of cash flows information

	Six-Months Ended March 31,
	2022	2021
Interest paid, net of amounts capitalized	$12,458	$14,238
Income taxes paid	20,914	20,843
Income tax refunds received	6,517	12,143
Non-cash activities:
Purchases of property, plant and equipment on account	1,072	2,040
Common shares issued from treasury to settle benefit obligations	17,168	14,900
Purchases of treasury stock on account	11,080	—

Note 10.  Inventories

	March 31,	September 30,
	2022	2021
Raw materials	$124,287	$107,412
Work in progress	125,054	95,846
Component parts(1)	296,133	260,244
Finished goods	77,295	63,109
Customer supplied inventory	13,654	14,169
On-hand inventory for which control has transferred to the customer	(151,490)	(120,809)
	$484,933	$419,971

(1)	Component parts include items that can be sold separately as finished goods or included in the manufacture of other products.

Note 11.  Property, plant, and equipment

	March 31,	September 30,
	2022	2021
Land and land improvements	$85,653	$86,051
Buildings and building improvements	555,031	553,693
Leasehold improvements	18,940	19,159
Machinery and production equipment	782,496	795,128
Computer equipment and software	121,950	124,444
Office furniture and equipment	40,168	39,987
Other	19,990	20,012
Construction in progress	44,555	38,317
	1,668,783	1,676,791
Less accumulated depreciation	(745,132)	(726,222)
Property, plant, and equipment, net	$923,651	$950,569

For the three and six-months ended March 31, 2022 and 2021, Woodward had depreciation expense as follows:

	Three-Months Ended March 31,		Six-Months Ended March 31,
	2022	2021	2022	2021
Depreciation expense	$21,023	$21,919	$42,056	$44,527

Note 12.  Goodwill

	September 30, 2021	Effects of Foreign Currency Translation	March 31, 2022
Aerospace	$455,423	$—	$455,423
Industrial	349,910	(9,305)	340,605
Consolidated	$805,333	$(9,305)	$796,028

Woodward tests goodwill for impairment during the fourth quarter of each fiscal year, and at any time there is an indication that goodwill is more-likely-than-not impaired, such indications commonly referred to as triggering events.  Woodward’s goodwill impairment test in the fourth quarter of fiscal year 2021 resulted in no impairment.

Note 13.  Intangible assets, net

	March 31, 2022			September 30, 2021
	Gross Carrying Value	Accumulated Amortization	Net Carrying Amount	Gross Carrying Value	Accumulated Amortization	Net Carrying Amount
Intangible assets with finite lives:
Customer relationships and contracts:
Aerospace	$281,683	$(216,973)	$64,710	$281,683	$(210,380)	$71,303
Industrial	389,757	(64,511)	325,246	404,179	(56,515)	347,664
Total	$671,440	$(281,484)	$389,956	$685,862	$(266,895)	$418,967
Intellectual property:
Aerospace	$—	$—	$—	$—	$—	$—
Industrial	12,466	(12,466)	—	15,806	(15,806)	—
Total	$12,466	$(12,466)	$—	$15,806	$(15,806)	$—
Process technology:
Aerospace	$76,370	$(68,324)	$8,046	$76,370	$(67,177)	$9,193
Industrial	87,220	(27,438)	59,782	90,008	(26,124)	63,884
Total	$163,590	$(95,762)	$67,828	$166,378	$(93,301)	$73,077
Intangible asset with indefinite life:
Tradename:
Aerospace	$—	$—	$—	$—	$—	$—
Industrial	64,718	—	64,718	67,245	—	67,245
Total	$64,718	$—	$64,718	$67,245	$—	$67,245
Total intangibles:
Aerospace	$358,053	$(285,297)	$72,756	$358,053	$(277,557)	$80,496
Industrial	554,161	(104,415)	449,746	577,238	(98,445)	478,793
Consolidated Total	$912,214	$(389,712)	$522,502	$935,291	$(376,002)	$559,289

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

For the three and six-months ended March 31, 2022 and 2021, Woodward recorded amortization expense associated with intangibles of the following:

	Three-Months Ended March 31,		Six-Months Ended March 31,
	2022	2021	2022	2021
Amortization expense	$9,587	$10,560	$19,275	$21,029

Future amortization expense associated with intangibles is expected to be:

Year Ending September 30:
2022 (remaining)	$19,109
2023	36,892
2024	33,141
2025	27,926
2026	27,916
Thereafter	312,800
$457,784

Note 14.  Credit facilities, short-term borrowings and long-term debt

Revolving credit facility

Woodward maintains a $1,000,000 revolving credit facility established under a revolving credit agreement among Woodward, a syndicate of lenders and Wells Fargo Bank, National Association, as administrative agent (the “Revolving Credit Agreement”).  The Revolving Credit Agreement provides for the option to increase available borrowings up to $1,500,000, subject to lenders’ participation. On November 24, 2021, Woodward amended the Revolving Credit Agreement (such amended agreement, the “Amended and Restated Revolving Credit Agreement”) to, among other things, (i) replace the Euro London Interbank Offered Rate (“LIBOR”), the British pound sterling LIBOR, and the Japanese yen LIBOR, with the Euro Interbank Offered Rate (“Euribor”), Sterling Overnight Index Average (“SONIA”), and Tokyo Interbank Offered Rate (“TIBOR”) rates respectively, and (ii) introduce the term Secured Overnight Financing Rate (“SOFR”) as the replacement for US LIBOR.  Borrowings under the Amended and Restated Revolving Credit Agreement can be made by Woodward and certain of its foreign subsidiaries in U.S. dollars or in foreign currencies other than the U.S. dollar and generally bear interest at the new base rates listed above plus 0.875% to 1.75%.  The Amended and Restated Revolving Credit Agreement matures on June 19, 2024.  Under the Revolving Credit Agreement and Amended and Restated Revolving Credit Agreement, there were no borrowings outstanding as of March 31, 2022 and September 30, 2021.

Short-term borrowings

Woodward has other foreign lines of credit and foreign overdraft facilities at various financial institutions, which are generally reviewed annually for renewal and are subject to the usual terms and conditions applied by the financial institutions.  Pursuant to the terms of the related facility agreements, Woodward’s foreign performance guarantee facilities are limited in use to providing performance guarantees to third parties.  There were no borrowings outstanding on Woodward’s foreign lines of credit and foreign overdraft facilities as of March 31, 2022 and September 30, 2021.

Note 15.  Accrued liabilities

	March 31,	September 30,
	2022	2021
Salaries and other member benefits	$46,995	$54,497
Warranties	12,984	17,481
Interest payable	14,608	14,822
Accrued retirement benefits	2,786	2,825
Net current contract liabilities	28,813	29,527
Current portion of restructuring charges	4,503	4,495
Taxes, other than income	20,278	19,453
Purchase of treasury stock on account	11,080	12,516
Other	20,296	27,523
	$162,343	$183,139

Warranties

Provisions of Woodward’s sales agreements include product warranties customary to these types of agreements.  Accruals are established for specifically identified warranty issues that are probable to result in future costs.  Warranty costs are accrued as revenue is recognized on a non-specific basis whenever past experience indicates a normal and predictable pattern exists.

Changes in accrued product warranties were as follows:

	Three-Months Ended March 31,		Six-Months Ended March 31,
	2022	2021	2022	2021
Warranties, beginning of period	$13,203	$21,079	$17,481	$18,972
Expense, net of recoveries	984	(377)	222	1,012
(Reductions) additions for settlement of previous warranty liabilities	(1,190)	(1,843)	(4,669)	(1,451)
Foreign currency exchange rate changes	(13)	(283)	(50)	43
Warranties, end of period	$12,984	$18,576	$12,984	$18,576

Restructuring charges

In fiscal year 2021, the Company recognized restructuring charges relating to workforce management costs to align the Company’s hydraulics and engine systems businesses with current market conditions.  During such fiscal year, restructuring charges of $5,008 were recorded as nonsegment expenses, the majority of which are expected to be paid within twelve months from March 31, 2022.

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

The summary of activity in accrued restructuring charges during the six-months ended March 31, 2022 and 2021 are as follows:

		Period Activity
	Balances as of September 30, 2021	Charges	Payments	Foreign currency exchange rate changes	Non-cash activity	Balances as of March 31, 2022
Workforce management costs associated with:
Hydraulics Systems Realignment	$3,758	$—	$(505)	$—	$—	$3,253
Engine Systems Realignment	1,250	—	—	—	—	1,250
Total	$5,008	$—	$(505)	$—	$—	$4,503

		Period Activity
	Balances as of September 30, 2020	Charges	Payments	Foreign currency exchange rate changes	Non-cash activity	Balances as of March 31, 2021
Workforce management costs associated with:
COVID-19 pandemic	$3,395	$—	$(2,287)	$21	$(726)	$403
Total	$3,395	$—	$(2,287)	$21	$(726)	$403

Note 16.  Other liabilities

	March 31,	September 30,
	2022	2021
Net accrued retirement benefits, less amounts recognized within accrued liabilities	$101,994	$107,074
Total unrecognized tax benefits	11,753	13,412
Noncurrent income taxes payable	14,329	16,257
Deferred economic incentives (1)	7,658	8,173
Cross-currency swap derivative liability	24,724	50,185
Noncurrent operating lease liabilities	19,125	14,770
Net noncurrent contract liabilities	396,175	386,324
Other	10,522	21,713
	$586,280	$617,908
(1)

Woodward receives certain economic incentives from various state and local authorities related to capital expansion projects.  Such amounts are initially recorded as deferred credits and are being recognized as a reduction to pre-tax expense over the economic lives of the related capital expansion projects.

Note 17.  Other (income) expense, net

	Three-Months Ended March 31,		Six-Months Ended March 31,
	2022	2021	2022	2021
Equity interest in the earnings of the JV	$(4,140)	$(3,779)	$(8,815)	$(6,165)
Net gain on sales of assets and businesses	(3)	(1,354)	(1,541)	(1,942)
Rent income	(69)	(393)	(412)	(743)
Net loss (gain) on investments in deferred compensation program	2,451	(2,274)	1,376	(3,257)
Other components of net periodic pension and other postretirement benefit, excluding service cost and interest expense	(2,935)	(3,401)	(5,836)	(7,051)
Other	(191)	(130)	(333)	(296)
	$(4,887)	$(11,331)	$(15,561)	$(19,454)

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

The following table sets forth the tax expense and the effective tax rate for Woodward’s earnings before income taxes:

	Three-Months Ended March 31,		Six-Months Ended March 31,
	2022	2021	2022	2021
Earnings before income taxes	$54,096	$78,487	$91,842	$126,071
Income tax expense	6,190	10,174	13,631	16,188
Effective tax rate	11.4%	13.0%	14.8%	12.8%

The decrease in the effective tax rate for the three-months ended March 31, 2022 compared to the three-months ended March 31, 2021, is primarily attributable to increased stock-based compensation tax benefit as a percent of quarterly pre-tax earnings and a reduction in U.S. tax on international activities. These favorable impacts to the effective tax rate were partially offset by a smaller research and development credit relative to full-year projected earnings.

The increase in the effective tax rate for the six-months ended March 31, 2022 compared to the six-months ended March 31, 2021 is primarily attributable to decreased stock-based compensation tax benefit as a percent of year-to-date pre-tax earnings. As well as smaller research and development credit and increased state income taxes relative to full-year projected earnings. These unfavorable impacts to the effective tax rate were partially offset by a reduction in the U.S. tax on international activities.

Gross unrecognized tax benefits were $13,423 as of March 31, 2022, and $15,199 as of September 30, 2021.  At March 31, 2022, the amount of the liability for unrecognized tax benefits that, if recognized, would impact Woodward’s effective tax rate was $8,588.  At this time, Woodward believes it is reasonably possible that the liability for unrecognized tax benefits will decrease by as much as $4,345 in the next twelve months due to the completion of review by tax authorities, lapses of statutes, and the settlement of tax positions.  Woodward’s tax expense includes accruals for potential interest and penalties related to unrecognized tax benefits and all other interest and penalties related to tax payments.

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

Woodward’s U.S. employees receive an annual contribution of Woodward stock, equal to 5% of their eligible prior year wages, to their personal Woodward Retirement Savings Plan accounts. Woodward fulfilled its annual Woodward stock contribution obligation using shares held in treasury stock by issuing a total of 150 shares of common stock for a value of $17,168 in the second quarter of fiscal year 2021, compared to a total of 128 shares of common stock for a value of $14,900 in the second quarter of fiscal year 2021.

The amount of expense associated with defined contribution plans was as follows:

	Three-Months Ended March 31,		Six-Months Ended March 31,
	2022	2021	2022	2021
Company costs	$9,499	$8,497	$20,450	$16,533

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

The components of the net periodic retirement pension costs recognized are as follows:
	Three-Months Ended March 31,
	United States		Other Countries		Total
	2022	2021	2022	2021	2022	2021
Service cost	$388	$432	$609	$736	$997	$1,168
Interest cost	1,321	1,239	422	343	1,743	1,582
Expected return on plan assets	(2,714)	(3,536)	(640)	(625)	(3,354)	(4,161)
Amortization of:
Net actuarial loss	64	135	146	234	210	369
Prior service cost	245	243	6	6	251	249
Net periodic retirement pension (benefit) cost	$(696)	$(1,487)	$543	$694	$(153)	$(793)
Contributions paid	$—	$—	$811	$675	$811	$675

	Six-Months Ended March 31,
	United States		Other Countries		Total
	2022	2021	2022	2021	2022	2021
Service cost	$777	$864	$1,230	$1,465	$2,007	$2,329
Interest cost	2,641	2,478	848	676	3,489	3,154
Expected return on plan assets	(5,427)	(7,072)	(1,285)	(1,227)	(6,712)	(8,299)
Amortization of:
Net actuarial loss	129	270	292	462	421	732
Prior service cost	490	485	12	12	502	497
Net periodic retirement pension (benefit) cost	$(1,390)	$(2,975)	$1,097	$1,388	$(293)	$(1,587)
Contributions paid	$—	$—	$1,499	$1,218	$1,499	$1,218

The components of net periodic retirement pension costs other than the service cost and interest cost components are included in the line item “Other (income) expense, net”, and the interest component is included in the line item “Interest expense” in the Condensed Consolidated Statements of Earnings.

The components of the net periodic other postretirement benefit costs recognized are as follows:

	Three-Months Ended March 31,		Six-Months Ended March 31,
	2022	2021	2022	2021
Service cost	$—	$1	$—	$1
Interest cost	145	149	289	299
Amortization of:
Net actuarial (gain) loss	(23)	8	(47)	15
Prior service cost	—	1	—	1
Net periodic other postretirement cost	$122	$159	$242	$316
Contributions paid	$457	$940	$928	$978

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

Retirement pension benefits:
United States	$—
United Kingdom	627
Japan	—
Germany	348
Other postretirement benefits	1,871

Note 20.  Stockholders’ equity

Stock repurchase program

In November 2019, the Woodward board of directors (the “Board”) authorized a program for the repurchase of up to $500,000 of Woodward’s outstanding shares of common stock on the open market or in privately negotiated transactions over a three-year period that was scheduled to expire in November 2022 (the “2019 Authorization”).  During the first half of fiscal year 2022, Woodward repurchased 233 shares of its common stock for $26,742 under the 2019 Authorization.  During the first half of fiscal year 2021, Woodward repurchased no shares of its common stock under the 2019 Authorization.

In January 2022, the Board terminated the 2019 Authorization and concurrently authorized a new program for the repurchase of up to $800,000 of Woodward’s outstanding shares of common stock on the open market or in privately negotiated transactions over a two-year period that will end in January 2024 (the “2022 Authorization”).  During the first half of fiscal year 2022, Woodward repurchased 2,047 shares of its common stock for $245,357 under the 2022 Authorization.

Stock-based compensation

Provisions governing outstanding stock option awards are included in the 2017 Omnibus Incentive Plan, as amended from time to time (the “2017 Plan”) and the 2006 Omnibus Incentive Plan (the “2006 Plan”), as applicable.

The 2017 Plan was first approved by Woodward’s stockholders in January 2017 and is the successor plan to the 2006 Plan.  As of September 14, 2016, the effective date of the 2017 Plan, the Board delegated authority to administer the 2017 Plan to the Compensation Committee of the Board, including, but not limited to, the power to determine the recipients of awards and the terms of those awards.  On January 27, 2021 and January 26, 2022, Woodward’s stockholders approved an additional 1,500 and 800 shares, respectively, of Woodward’s common stock to be made available for future grants.  Under the 2017 Plan, there were approximately 3,093 shares of Woodward’s common stock available for future grants as of March 31, 2022 and 2,714 shares as of September 30, 2021.

On April 21, 2022, Thomas A. Gendron, Chief Executive Officer and President, announced his retirement effective May 9, 2022. In connection with Mr. Gendron’s retirement, Charles Blankenship, Jr. has been appointed as Chief Executive Officer and President of the Company effective May 9, 2022. Mr. Blankenship will receive a one-time grant of restricted stock units ("RSUs") on his employment start date with a delivered value of $3,400,000, all of which is scheduled to vest on the third anniversary of the grant date subject to his continued employment.  He will also receive a non-qualified stock option grant on his employment start date with a targeted delivered value of $2,200,000, the exercise price of which will be equal to the closing price of the Company’s stock on the Nasdaq Stock Market on the date of grant and which is scheduled to vest over four years at a rate of 25% per year subject to his continued employment.

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

The following is a summary of the activity for stock option awards:

	Three-Months Ended March 31, 2022		Six-Months Ended March 31, 2022
	Number of options	Weighted-Average Exercise Price per Share	Number of options	Weighted-Average Exercise Price per Share
Options, beginning balance	5,711	$72.10	5,339	$68.21
Options granted	4	111.88	441	117.55
Options exercised	(347)	46.92	(404)	48.20
Options forfeited	(16)	89.78	(24)	87.89
Options, ending balance	5,352	73.71	5,352	73.71

Changes in non-vested stock options were as follows:

	Three-Months Ended March 31, 2022		Six-Months Ended March 31, 2022
	Number of options	Weighted-Average Grant Date Fair Value per Share	Number of options	Weighted-Average Grant Date Fair Value Per Share
Non-vested options outstanding, beginning balance	1,844	$29.39	2,063	$25.77
Options granted	4	40.62	441	42.18
Options vested	(65)	23.19	(713)	26.23
Options forfeited	(16)	29.79	(24)	29.20
Non-vested options outstanding, ending balance	1,767	29.64	1,767	29.64

Information about stock options that have vested, or are expected to vest, and are exercisable at March 31, 2022 was as follows:

	Number of options	Weighted-Average Exercise Price	Weighted-Average Remaining Life in Years	Aggregate Intrinsic Value
Options outstanding	5,352	$73.71	6.0	274,035
Options vested and exercisable	3,586	65.34	4.9	213,593
Options vested and expected to vest	5,285	73.43	6.0	272,080

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

At March 31, 2022, there was approximately $14,467 of total unrecognized compensation expense related to non-vested stock-based compensation arrangements, including both stock options and restricted stock awards.  The pre-vesting forfeiture rates for purposes of determining stock-based compensation expense recognized were estimated to be 0% for members of the Board and 7.3% for all others.  The remaining unrecognized compensation cost is expected to be recognized over a weighted-average period of approximately 2.1 years.

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

A summary of consolidated net sales and earnings by segment follows:

	Three-Months Ended March 31,		Six-Months Ended March 31,
	2022	2021	2022	2021
Segment external net sales:
Aerospace	$372,757	$364,706	$709,192	$686,373
Industrial	214,082	216,615	419,233	432,567
Total consolidated net sales	$586,839	$581,321	$1,128,425	$1,118,940
Segment earnings:
Aerospace	$59,809	$69,008	$110,892	$115,474
Industrial	17,234	27,871	40,927	60,759
Nonsegment expenses	(15,250)	(10,426)	(44,615)	(33,785)
Interest expense, net	(7,697)	(7,966)	(15,362)	(16,377)
Consolidated earnings before income taxes	$54,096	$78,487	$91,842	$126,071

Segment assets consist of accounts receivable; inventories; property, plant, and equipment, net; goodwill; and other intangibles, net.  A summary of consolidated total assets by segment follows:

	March 31, 2022	September 30, 2021
Segment assets:
Aerospace	$1,740,309	$1,698,833
Industrial	1,456,062	1,453,423
Unallocated corporate property, plant and equipment, net	105,989	106,014
Other unallocated assets	588,184	832,734
Consolidated total assets	$3,890,544	$4,091,004

Note 23.  Subsequent events

On April 27, 2022, the Board approved a cash dividend of $0.19 per share for the quarter, payable on May 31, 2022, for stockholders of record as of May 17, 2022.

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

OVERVIEW

COVID-19 Pandemic

In March 2020, the World Health Organization declared COVID-19 to be a global pandemic.  The pandemic has led to significant volatility in financial, commodities (including oil and gas) and other markets and industries (including the aviation industry) and has negatively affected our business and results of operations.  We reacted quickly to navigate the uncertain market environment, increase our focus on operational excellence, and prioritize diligent cash management.

Although we continue to see recovery across most of our end markets, our financial performance during the first half of fiscal year 2022 was adversely affected by ongoing industry-wide COVID-19 related disruptions, including supply chain constraints, labor shortages, and some customer-initiated shipment delays, and net inflationary impacts in the current market environment.  We are unable to predict the extent to which the pandemic and related impacts will continue to adversely affect our business, including our operational performance, results of operations, financial position, and the achievement of our strategic objectives.  Nonetheless, we believe the current industry-wide COVID-19 related disruptions will improve, and that our end markets will continue to recover during the remainder of the fiscal year.

We will continue to actively monitor the situation and may take further actions to alter our business operations if we determine such actions are in the best interests of our shareholders, employees, customers, communities, business partners, and suppliers, or as required by federal, state, or local authorities.  It is not clear what the potential effects of any such alterations or modifications may have on our business in future periods, including the effects on our customers, employees, and prospects, or on our financial results.

The Russia-Ukraine Conflict

In February 2022, in response to the military conflict between Russia and Ukraine, the United States, other North Atlantic Treaty Organization (“NATO”) members, as well as other non-members, announced targeted economic sanctions on Russia and Russian enterprises. The continuation of the conflict may trigger additional economic and other sanctions enacted by the United States, other NATO member states, and other countries. Our sales to Russia during each of the first six months of fiscal years 2022 and 2021 were less than 1% of our total sales.  The impact of any additional bans, sanction programs, and boycotts is uncertain at the current time due to the fluid nature of the military conflict as it is unfolding. The potential impacts could include supply chain and logistics disruptions, volatility in foreign exchange rates and interest rates, inflationary pressures on raw materials and energy, heightened cybersecurity threats and other restrictions.

Departure of Directors or Certain Officers

On April 16, 2022, Thomas A. Gendron, Chairman, Chief Executive Officer and President of Woodward, notified the Board of Directors of the Company (the “Board”) that he intends to retire from his role as Chairman of the Board, Chief Executive Officer and President effective May 9, 2022.

In connection with Mr. Gendron’s retirement, Mr. Charles ("Chip") Blankenship, Jr. has been appointed as Chief Executive Officer and President of the Company effective May 9, 2022.  Mr. Blankenship has also been appointed to the Board and as Chairman effective May 9, 2022, and he will serve in the class of directors who have been elected to hold office until Woodward’s 2023 annual meeting of stockholders (to be held in or about January 2024) and until his successor has been duly elected and qualified.

At the Board’s request, Mr. Gendron has committed to remain a director, officer and employee of the Company through July 11, 2022 in order to facilitate an effective transition, while allowing the executive management team to maintain its focus on executing the Company’s strategic priorities.

Operational Highlights

Quarter and Year to Date Highlights

	Three-Months Ended March 31,		Six-Months Ended March 31,
	2022	2021	2022	2021
Net Sales:
Aerospace segment	$372,757	$364,706	$709,192	$686,373
Industrial segment	214,082	216,615	419,233	432,567
Total consolidated net sales	$586,839	$581,321	$1,128,425	$1,118,940

Earnings:
Aerospace segment	$59,809	$69,008	$110,892	$115,474
Segment earnings as a percent of segment net sales	16.0%	18.9%	15.6%	16.8%
Industrial segment	$17,234	$27,871	$40,927	$60,759
Segment earnings as a percent of segment net sales	8.1%	12.9%	9.8%	14.0%
Consolidated net earnings	$47,906	$68,313	$78,211	$109,883
Adjusted net earnings	$46,610	$68,313	$82,901	$109,883

Effective tax rate	11.4%	13.0%	14.8%	12.8%
Adjusted effective tax rate	11.0%	13.0%	15.5%	12.8%
Consolidated diluted earnings per share	$0.74	$1.04	$1.21	$1.68
Consolidated adjusted diluted earnings per share	$0.72	$1.04	$1.28	$1.68

Earnings before interest and taxes ("EBIT")	$61,793	$86,453	$107,204	$142,448
Adjusted EBIT	$60,065	$86,453	$113,458	$142,448
Earnings before interest, taxes, depreciation, and amortization ("EBITDA")	$92,403	$118,932	$168,535	$208,004
Adjusted EBITDA	$90,675	$118,932	$174,789	$208,004

Adjusted net earnings, adjusted earnings per share, adjusted effective tax rate, EBIT, adjusted EBIT, EBITDA, and adjusted EBITDA are non-U.S. GAAP financial measures.  A description of these measures as well as a reconciliation of these non-U.S. GAAP financial measures to the closest U.S. GAAP financial measures can be found under the caption “Non-U.S. GAAP Financial Measures” in this Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity Highlights

Net cash provided by operating activities for the first half of fiscal year 2022 was $50,108, compared to $218,997 for the first half of fiscal year 2021.  The decrease in net cash provided by operating activities in the first half of fiscal year 2022 compared to the first half of the prior fiscal year is primarily attributable to increases in working capital (excluding cash) to support the growth we anticipate in the second half of this fiscal year.

For the first half of fiscal year 2022, free cash flow, which we define as net cash flow from operating activities less payments for property, plant and equipment, was $25,958, compared to $205,684 for the first half of fiscal year 2021.  Adjusted free cash flow, which we define as free cash flow, plus the payments for costs related to business development activities and restructuring activities, was $27,233.  No adjustments were made to free cash flow for the first half of fiscal year 2021.  The decrease in free cash flow for the first half of fiscal year 2022 as compared to the same period of the prior fiscal year was primarily due to increases in working capital (excluding cash) to support the growth we anticipate in the second half of this fiscal year, including the timing of cash payments to suppliers, and higher payments for property, plant and equipment.  Free cash flow and adjusted free cash flow are non-U.S. GAAP financial measures.  A description of these measures as well as a reconciliation of these non-U.S. GAAP financial measures to the closest U.S. GAAP financial measures can be found under the caption “Non-U.S. GAAP Financial Measures” in this Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations.

At March 31, 2022, we held $208,355 in cash and cash equivalents and had total outstanding debt of $728,706.  We have additional borrowing availability of $989,643, net of outstanding letters of credit, under our revolving credit agreement.  At March 31, 2022, we also had additional borrowing capacity of $27,674 under various foreign lines of credit and foreign overdraft facilities.

RESULTS OF OPERATIONS

The following table sets forth condensed consolidated statements of earnings data as a percentage of net sales for each period indicated:

	Three-Months Ended				Six-Months Ended
	March 31, 2022	% of Net Sales	March 31, 2021	% of Net Sales	March 31, 2022	% of Net Sales	March 31, 2021	% of Net Sales
Net sales	$586,839	100%	$581,321	100%	$1,128,425	100%	$1,118,940	100%
Costs and expenses:
Cost of goods sold	453,425	77.3%	434,243	74.7%	872,576	77.3%	835,883	74.7%
Selling, general, and administrative expenses	44,124	7.5%	44,329	7.6%	106,430	9.4%	100,440	9.0%
Research and development costs	32,384	5.5%	27,627	4.8%	57,776	5.1%	59,623	5.3%
Interest expense	8,197	1.4%	8,249	1.4%	16,503	1.5%	17,155	1.5%
Interest income	(500)	(0.1)%	(283)	(0.1)%	(1,141)	(0.1)%	(778)	(0.1)%
Other (income) expense, net	(4,887)	(0.8)%	(11,331)	(1.9)%	(15,561)	(1.4)%	(19,454)	(1.7)%
Total costs and expenses	532,743	90.8%	502,834	86.5%	1,036,583	91.9%	992,869	88.7%
Earnings before income taxes	54,096	9.2%	78,487	13.5%	91,842	8.1%	126,071	11.3%
Income tax expense	6,190	1.1%	10,174	1.8%	13,631	1.2%	16,188	1.4%
Net earnings	$47,906	8.2%	$68,313	11.8%	$78,211	6.9%	$109,883	9.8%

Other select financial data:

	March 31,	September 30,
	2022	2021
Working capital	$962,344	$1,098,466
Total debt	728,706	734,850
Total stockholders' equity	2,051,879	2,214,781

Net Sales

Consolidated net sales for the second quarter of fiscal year 2022 increased by $5,518, or 1.0%, compared to the same period of fiscal year 2021.  Consolidated net sales for the first half of fiscal year 2022 increased by $9,485, or 1.0% compared to the same period of fiscal year 2021.

Details of the changes in consolidated net sales are as follows:

	Three-Month Period	Six-Month Period
Consolidated net sales for the period ended March 31, 2021	$581,321	$1,118,940
Aerospace volume	(5,038)	7,192
Industrial volume	4,533	(3,675)
Noncash consideration	654	(898)
Effects of changes in price and sales mix	13,973	19,552
Effects of changes in foreign currency rates	(8,604)	(12,686)
Consolidated net sales for the period ended March 31, 2022	$586,839	$1,128,425

The increase in consolidated net sales for the second quarter of fiscal year 2022 as compared to the same period of the prior fiscal year is primarily due to an increase in prices and a favorable product mix.  The increase for the first half of fiscal year 2022 as compared to the same period of the prior fiscal year is primarily attributable to an increase in aerospace sales volume as well as price increases and a favorable product mix.

In the Aerospace segment, the increases in net sales for the second quarter of fiscal year 2022 and first half of fiscal year 2022 as compared to the same periods of the prior fiscal year is primarily attributable to a significant increase in commercial OEM and aftermarket sales driven by higher OEM production rates, continued recovery in passenger traffic and increasing aircraft utilization, partially offset by lower defense OEM sales primarily driven by lower sales of guided weapons. As of the second quarter of fiscal year 2022, Aerospace segment net sales were negatively impacted by approximately $60,000 due to ongoing industry-wide COVID-19 related disruptions, including supply chain constraints, labor shortages, and some customer-initiated shipment delays.

In the Industrial segment, the decreases in net sales for the second quarter of fiscal year 2022 and first half of fiscal year 2022 as compared to the same periods of the prior fiscal year were primarily attributable to weakness in natural gas engines in China and unfavorable foreign currency impacts, partially offset by higher marine sales driven by increased utilization of the in-service fleet.  As of the second quarter of fiscal year 2022, Industrial segment net sales were negatively impacted by approximately $40,000 due to ongoing industry-wide COVID-19 related disruptions, including supply chain constraints and labor shortages.

Costs and Expenses

Cost of goods sold increased by $19,182 to $453,425, or 77.3% of net sales, for the second quarter of fiscal year 2022, from $434,243, or 74.7% of net sales, for the second quarter of fiscal year 2021.  Cost of goods sold increased by $36,693 to $872,576, or 77.3% of net sales, for the first half of fiscal year 2022, from $835,883, or 74.7% of net sales, for the first half of fiscal year 2021.  The increase in cost of goods sold as a percentage of net sales in the second quarter and first half of fiscal year 2022 compared to the same periods of the prior fiscal year was primarily due to increased Aerospace commercial OEM sales volume, which traditionally have lower margins than other Aerospace segment sales, and higher manufacturing costs related to support this fiscal year’s anticipated growth as well as increases in manufacturing related costs associated with COVID-19 disruptions and inefficiencies related to hiring and training.

Gross margin (as measured by net sales less cost of goods sold, divided by net sales) was 22.7% the second quarter and first half of fiscal year 2022, compared to 25.3% for the second quarter and first half of fiscal year 2021.  The decrease in gross margin for the second quarter and first half of fiscal year 2022 as compared to the same period of the prior fiscal year is primarily attributable to increased Aerospace commercial OEM sales volume, which traditionally have lower margins than other Aerospace segment sales, as well as increases in manufacturing related costs associated with COVID-19 disruptions and inefficiencies related to hiring and training.

Selling, general and administrative expenses decreased by $205, or 0.5%, to $44,124 for the second quarter of fiscal year 2022, compared to $44,329 for the second quarter of fiscal year 2021.  Selling, general, and administrative expenses as a percentage of net sales decreased to 7.5% for the second quarter of fiscal year 2022, compared to 7.6% for the second quarter of fiscal year 2021.  During the second quarter of fiscal year 2022, we reversed a portion of a certain expense pertaining to a non-recurring matter unrelated to the ongoing operations of the business.  Without this partial reversal of a certain expense, selling, general, and administrative expenses would have increased by $1,523, or 3.4%, for the second quarter of fiscal year 2022 as compared to the same period of the prior fiscal year.

Selling, general, and administrative expenses increased by $5,990, or 6.0%, to $106,430 for the first half of fiscal year 2022, compared to $100,440 for the first half of fiscal year 2021.  Selling, general, and administrative expenses as a percentage of net sales increased to 9.4% for the first half of fiscal year 2022, compared to 9.0% for the first half of fiscal year 2021.  The increase in selling, general and administrative expenses, both in dollars and as a percentage of net sales, for the first half of fiscal year 2022 as compared to the same period of the prior fiscal year is primarily due to the incurrence of a certain expense in the first half of fiscal year 2022 in connection with a non-recurring matter unrelated to the ongoing operations of the business, as well as certain business development activities, which in each case did not occur in the prior fiscal year period.

Research and development costs increased by $4,757, or 17.2%, to $32,384 for the second quarter of fiscal year 2022, as compared to $27,627 for the second quarter of fiscal year 2021.  As a percentage of net sales, research and development costs increased to 5.5% for the second quarter of fiscal year 2022, as compared to 4.8% for the same period of the prior fiscal year.  The increase in research and development costs, both in dollars and as a percentage of net sales, for the second quarter of fiscal year 2022 as compared to the same period of the prior fiscal year is primarily due to variability in the timing of projects and expenses.

Research and development costs decreased by $1,847, or 3.1%, to $57,776 for the first half of fiscal year 2022, as compared to $59,623 for the first half of fiscal year 2021.  Research and development costs decreased as a percentage of net sales to 5.1% for the first half of fiscal year 2022, as compared to 5.3% for the first half of fiscal year 2021.  The decrease in research and development costs, both in dollars and as a percentage of net sales, for the first half of fiscal year 2022 as compared to the same period of the prior fiscal year is primarily due to variability in the timing of projects and expenses.  Our research and development activities extend across almost all of our customer base, and we anticipate ongoing variability in research and development due to the timing of customer business needs on current and future programs.

Interest expense decreased by $52, or 0.6%, to $8,197 for the second quarter of fiscal year 2022, compared to $8,249 for the second quarter of fiscal year 2021.  Interest expense as a percentage of net sales was 1.4% for the second quarter of fiscal year 2022, consistent with the prior year period. Interest expense decreased by $652, or 3.8%, to $16,503 for the first half of fiscal year 2022, compared to $17,155 for first half of fiscal year 2021.  Interest expense as a percentage of net sales was 1.5% for the first half of fiscal year 2022, consistent with the prior year period.  The decrease in interest expense for the second quarter and first half of fiscal year 2022 as compared to the same periods of the prior year is primarily attributable to reduced long-term debt balances and reduced borrowings from the revolving credit facility.  In the first half of fiscal year 2021, we paid the entire balance of two series of private placement notes totaling $100,000, primarily using cash from operations and proceeds from our revolving credit facility.

Other income decreased by $6,444 to $4,887 for the second quarter of fiscal year 2022, compared to $11,331 for the second quarter of fiscal year 2021.  Other income decreased by $3,893 to $15,561 for the first half of fiscal year 2022, compared to $19,454 for the first half of fiscal year 2021.  The decrease in other income for the second quarter and first half of 2022 as compared to the same period of the prior year is primarily attributable to a loss on investments in our deferred compensation program, whereas a gain on investments were recognized in the prior fiscal year.

Income taxes were provided at an effective rate on earnings before income taxes of 11.4% for the second quarter and 14.8% for the first half of fiscal year 2022, and 13.0% for the second quarter and 12.8% for the first half of fiscal year 2021.

The decrease in the effective tax rate for the second quarter of fiscal year 2022 compared to the same period of the prior year is primarily attributable to increased stock-based compensation tax benefit as a percent of quarterly pre-tax earnings and a reduction in U.S. tax on international activities. These favorable impacts to the effective tax rate were partially offset by a smaller research and development credit relative to full-year projected earnings.

The increase in the effective tax rate for the first half of fiscal year 2022 compared to the same period of the prior year is primarily decreased stock-based compensation tax benefit as a percent of year-to-date pre-tax earnings.  Additionally, the effective tax rate increased as a result of a smaller research and development credit and increased state income taxes relative to full-year projected earnings. These unfavorable impacts to the effective tax rate were partially offset by a reduction in the U.S. tax on international activities.

Segment Results

The following table presents sales by segment:

	Three-Months Ended March 31,				Six-Months Ended March 31,
	2022		2021		2022		2021
Net sales:
Aerospace	$372,757	63.5%	$364,706	62.7%	$709,192	62.8%	$686,373	61.3%
Industrial	214,082	36.5%	216,615	37.3%	419,233	37.2%	432,567	38.7%
Consolidated net sales	$586,839	100%	$581,321	100%	$1,128,425	100%	$1,118,940	100%

The following table presents earnings by segment and reconciles segment earnings to consolidated net earnings:

	Three-Months Ended March 31,		Six-Months Ended March 31,
	2022	2021	2022	2021
Aerospace	$59,809	$69,008	$110,892	$115,474
Industrial	17,234	27,871	40,927	60,759
Nonsegment expenses	(15,250)	(10,426)	(44,615)	(33,785)
Interest expense, net	(7,697)	(7,966)	(15,362)	(16,377)
Consolidated earnings before income taxes	54,096	78,487	91,842	126,071
Income tax expense	(6,190)	(10,174)	(13,631)	(16,188)
Consolidated net earnings	$47,906	$68,313	$78,211	$109,883

The following table presents segment earnings as a percent of segment net sales:

	Three-Months Ended March 31,		Six-Months Ended March 31,
	2022	2021	2022	2021
Aerospace	16.0%	18.9%	15.6%	16.8%
Industrial	8.1%	12.9%	9.8%	14.0%

Aerospace

Aerospace segment net sales increased by $8,051, or 2.2%, to $372,757 for the second quarter of fiscal year 2022, compared to $364,706 for the second quarter of fiscal year 2021.  Aerospace segment net sales increased by $22,819, or 3.3%, to $709,192 for the first half of fiscal year 2021, compared to $686,373 for the first half of fiscal year 2021.  The increase in segment net sales in the second quarter and first half of fiscal year 2022 as compared to the same period of the prior fiscal year is primarily a result of increased commercial OEM and aftermarket sales due to recovering global passenger traffic, increased aircraft production rates, increased fleet utilization, and the return to service of the Boeing 737 MAX aircraft in certain jurisdictions, partially offset by lower defense sales resulting from reduced guided weapons sales.

Defense OEM sales decreased in the second quarter and first half of fiscal year 2022 as compared to the same period of the prior fiscal year, primarily driven by softening demand for guided weapons.  Our defense aftermarket sales decreased in the second quarter and first half of fiscal year 2022 as compared to the same periods of the prior fiscal year primarily due to COVID-19 related disruptions.  However, with the exception of guided weapons, defense demand remained stable at elevated levels.

As of the second quarter fiscal year 2022, Aerospace segment net sales were negatively impacted by approximately $60,000 due to ongoing industry-wide COVID-19 related disruptions, including supply chain constraints and labor shortages, and some customer-initiated shipment delays.

Aerospace segment earnings decreased by $9,199, or 13.3%, to $59,809 for the second quarter of fiscal year 2022, compared to $69,008 for the second quarter of fiscal year 2021.  Aerospace segment earnings decreased by $4,582, or 4.0%, to $110,892 for the first half of fiscal year 2022, compared to $115,474 for the first half of fiscal year 2021.

The decrease in Aerospace segment earnings for the second quarter and first half of fiscal year 2022 compared to the same period of the prior fiscal year was due to the following:

	Three-Month Period	Six-Month Period
Earnings for the period ended March 31, 2021	$69,008	$115,474
Sales volume	966	7,717
Price, sales mix and productivity	(288)	(4,597)
Manufacturing costs related to hiring and training	(4,569)	(4,569)
Annual variable incentive compensation costs	(2,555)	(2,555)
Other, net	(2,753)	(578)
Earnings for the period ended March 31, 2022	$59,809	$110,892

Aerospace segment earnings as a percentage of segment net sales were 16.0% for the second quarter and 15.6% for the first half of fiscal year 2022, compared to 18.9% for the second quarter and 16.8% for the first half of fiscal year 2021.  The decrease in Aerospace segment earnings in the second quarter of fiscal year 2022 as compared to the same period of the prior fiscal year was primarily due to net inflationary impacts, including material and labor cost increases, as well as increases in manufacturing related costs related to COVID-19 disruptions and inefficiencies related to hiring and training.  The decrease in Aerospace segment earnings for the first half of fiscal year 2022 as compared to the same period of the prior year was primarily due to net inflationary impacts, including material and production labor cost increases, as well as increases in manufacturing costs related to COVID-19 disruptions and inefficiencies related to hiring and training, partially offset by higher volume.

Industrial

Industrial segment net sales decreased by $2,533, or 1.2%, to $214,082 for the second quarter of fiscal year 2022, compared to $216,615 for the second quarter of fiscal year 2021.  Industrial segment net sales decreased by $13,334, or 3.1%, to $419,233 for the first half of fiscal year 2022, compared to $432,567 for the first half of fiscal year 2021.  Foreign currency exchange rates had an unfavorable impact on segment net sales of $8,265 and $12,402 for the second quarter and first half of fiscal year 2022, respectively, as compared to the same periods of the prior fiscal year.

The decrease in Industrial segment net sales in the second quarter and first half of fiscal year 2022 was primarily due to lower sales of natural gas-powered engines in China and unfavorable foreign currency impacts, partially offset by higher marine sales driven by higher utilization of the in-service fleet.

As of the second quarter of fiscal year 2022, Industrial segment net sales were negatively impacted by approximately $40,000 due to ongoing industry-wide COVID-19 related disruptions, including supply chain constraints and labor shortages.

Industrial segment earnings decreased by $10,637, or 38.2%, to $17,234 for the second quarter of fiscal year 2022, compared to $27,871 for the second quarter of fiscal year 2021.  Segment earnings decreased by $19,832, or 32.6%, to $40,927 for the first half of fiscal year 2022, compared to $60,759 for the first half of fiscal year 2021.

The decrease in Industrial segment earnings for the second quarter and first half of fiscal year 2022 compared to the same periods of the prior fiscal year was due to the following:

	Three-Month Period	Six-Month Period
Earnings for the period ended March 31, 2021	$27,871	$60,759
Sales volume	2,361	(1,579)
Price, sales mix and productivity	(6,462)	(11,669)
Effects of changes in foreign currency rates	(1,617)	(1,876)
Annual variable incentive compensation costs	(1,095)	(1,095)
Other, net	(3,824)	(3,613)
Earnings for the period ended March 31, 2022	$17,234	$40,927

Industrial segment earnings as a percentage of segment net sales were 8.1% for the second quarter and 9.8% for the first half of fiscal year 2022, compared to 12.9% for the second quarter and 14.0% for the first half of fiscal year 2021.  The decrease in Industrial segment earnings in the second quarter was primarily due to net inflationary impacts, including materials, as well as increases in manufacturing costs related to COVID-19 disruptions and inefficiencies related to hiring and training. The decrease in Industrial segment earnings for the first half of fiscal year 2022 as compared to the same period of the prior year was primarily due to unfavorable product mix, as well as net inflationary impacts.

Nonsegment

Nonsegment expenses increased by $4,824 to $15,250 for the second quarter of fiscal year 2022, compared to $10,426 for the second quarter of fiscal year 2021.  Nonsegment expenses increased by $10,830 to $44,615 for the first half of fiscal year 2022, compared to $33,785 for the first half of fiscal year 2021. During the second quarter of fiscal year 2022, we reversed a portion of a certain expense related to a non-recurring matter unrelated to the ongoing operations of the business.  The increases in nonsegment expenses in the second quarter and first half of fiscal year 2022 compared to the same periods in the prior year was primarily a result of the timing of certain expenses, the return of annual variable incentive compensation costs, as well as the non-recurring matter unrelated to the ongoing operations of the business and certain business development activities, neither of which occurred in the second quarter or first half of fiscal year 2021.

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

At March 31, 2022, we had total outstanding debt of $728,706 consisting of various series of unsecured notes due between 2023 and 2033 and obligations under our finance leases.  At March 31, 2022, we had additional borrowing availability of $989,643 under our revolving credit facility, net of outstanding letters of credit, and additional borrowing availability of $27,674 under various foreign credit facilities.  At March 31, 2022, we had no borrowings outstanding under our revolving credit facility.  We also had no borrowings outstanding under our revolving credit facility during the second quarter of fiscal year 2022.

To our knowledge, we were in compliance with all our debt covenants as of March 31, 2022.  Additionally, we do not believe the current known impacts of the COVID-19 pandemic will affect our ability to remain in compliance with our debt covenants.  See Note 15, Credit facilities, short-term borrowings and long-term debt in the Notes to the Consolidated Financial Statements included in Part II, Item 8 of our most recently filed Form 10-K, for more information about our covenants.

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

In November 2019, the Board authorized a program for the repurchase of up to $500,000 of Woodward’s outstanding shares of common stock on the open market or in privately negotiated transactions over a three-year period that was scheduled to expire in November 2022 (the “2019 Authorization”).  During the the first half of fiscal year 2022, we repurchased 233 shares of our common stock for $26,742 under the 2019 Authorization.  During the first half of fiscal year 2021, we repurchased no shares of our common stock under the 2019 Authorization.

In January 2022, the Board terminated the 2019 Authorization and concurrently authorized a program for the repurchase of up to $800,000 of Woodward’s outstanding shares of common stock on the open market or in privately negotiated transactions over a two-year period that will end in January 2024 (the “2022 Authorization”).  During the first half of fiscal year 2022, we repurchased 2,047 shares of our common stock for $245,357 under the 2022 Authorization.

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

Cash Flows

	Six-Months Ended March 31,
	2022	2021
Net cash provided by operating activities	$50,108	$218,997
Net cash (used in) provided by investing activities	(12,848)	589
Net cash (used in) financing activities	(276,834)	(87,785)
Effect of exchange rate changes on cash and cash equivalents	(533)	2,524
Net change in cash and cash equivalents	(240,107)	134,325
Cash and cash equivalents, including restricted cash, at beginning of year	448,462	153,270
Cash and cash equivalents, including restricted cash, at end of period	$208,355	$287,595

Net cash flows provided by operating activities for the first half of fiscal year 2022 was $50,108, compared to $218,997 for the same period of fiscal year 2021.  The decrease in net cash provided by operating activities in the first half of fiscal year 2022 as compared to the first half of the prior fiscal year is primarily attributable increases in working capital (excluding cash) to support anticipated growth in the second half of fiscal year 2022, and the timing of cash payments to suppliers.

Net cash flows used in investing activities for the first half of fiscal year 2022 was $12,848, compared to net cash flows provided by investing activities of $589 for the same period of fiscal year 2021.  The increase in cash flows used in investing activities in the first half of fiscal year 2022 as compared to the first half of the prior fiscal year is primarily due to increased payments for property, plant and equipment, partially offset by proceeds received from the sales of our short-term investments.

Net cash flows used in financing activities for the first half of fiscal year 2022 was $276,834, compared to $87,785 for the same period of fiscal year 2021.  The increase in net cash flows used in financing activities in the first half of fiscal year 2022 as compared to the first half of the prior fiscal year is primarily attributable to repurchases of common stock, partially offset by the change in net debt payments.  During the first half of fiscal year 2022, we had net debt payments in the amount of $564, compared to net debt payments in the amount of $100,835 in the first half of fiscal year 2021.  During the first half of fiscal year 2022, we had $273,535 of cash repurchases of common stock, while there were no such repurchases in the first half of fiscal year 2021.

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

Earnings based non‐U.S. GAAP financial measures

Adjusted net earnings is defined by the Company as net earnings excluding, as applicable, (i) a charge in connection with a non-recurring matter unrelated to the ongoing operations of the business, and (ii) costs related to business development activities.  The Company believes that these excluded items are short‐term in nature, not directly related to the ongoing operations of the business and therefore, the exclusion of them illustrates more clearly how the underlying business of Woodward is performing.  Management uses adjusted net earnings to evaluate the Company’s performance excluding these infrequent or unusual period expenses that are not necessarily indicative of the Company’s operating performance for the period.  Management defines adjusted earnings per share as adjusted net earnings, as defined above, divided by the weighted‐average number of diluted shares of common stock outstanding for the period.  Management uses both adjusted net earnings and adjusted earnings per share when comparing operating performance to other periods which may not have similar, infrequent or unusual charges.

The reconciliation of net earnings and earnings per share to adjusted net earnings and adjusted earnings per share, respectively, is shown in the tables below:

	Three-Months Ended March 31,
	2022		2021
	Net Earnings	Earnings Per Share	Net Earnings	Earnings Per Share
Net earnings (U.S. GAAP)	$47,906	$0.74	$68,313	$1.04
Non-U.S. GAAP adjustments:
Non-recurring matter unrelated to the ongoing operations of the business, net of tax	(1,296)	(0.02)	—	—
Non-U.S. GAAP adjustments	(1,296)	(0.02)	—	—
Adjusted net earnings (Non-U.S. GAAP)	$46,610	$0.72	$68,313	$1.04

	Six-Months Ended March 31,
	2022		2021
	Net Earnings	Earnings Per Share	Net Earnings	Earnings Per Share
Net earnings (U.S. GAAP)	$78,211	$1.21	$109,883	$1.68
Non-U.S. GAAP adjustments:
Non-recurring matter unrelated to the ongoing operations of the business, net of tax	2,454	0.04	—	—
Business development activities, net of tax	2,236	0.03	—	—
Total non-U.S. GAAP adjustments	4,690	0.07	—	—
Adjusted net earnings (Non-U.S. GAAP)	$82,901	$1.28	$109,883	$1.68

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

Adjusted EBIT and adjusted EBITDA represent further non-U.S. GAAP adjustments to EBIT and EBITDA, in each case adjusted to exclude, as applicable (i) a charge in connection with a non-recurring matter unrelated to the ongoing operations of the business, and (ii) costs related to business development activities.  As these charges are infrequent or unusual items that can be variable from period to period and do not fluctuate with operating results, management believes that by removing these gains and charges from EBIT and EBITDA it improves comparability of past, present and future operating results and provides consistency when comparing EBIT and EBITDA between periods.

EBIT and adjusted EBIT reconciled to net earnings were as follows:

	Three-Months Ended March 31,		Six-Months Ended March 31,
	2022	2021	2022	2021
Net earnings (U.S. GAAP)	$47,906	$68,313	$78,211	$109,883
Income tax expense	6,190	10,174	13,631	16,188
Interest expense	8,197	8,249	16,503	17,155
Interest income	(500)	(283)	(1,141)	(778)
EBIT (Non-U.S. GAAP)	61,793	86,453	107,204	142,448
Non-U.S. GAAP adjustments:
Non-recurring matter unrelated to the ongoing operations of the business	(1,728)	—	3,272	—
Business development activities	—	—	2,982	—
Total non-U.S. GAAP adjustments	(1,728)	—	6,254	—
Adjusted EBIT (Non-U.S. GAAP)	$60,065	$86,453	$113,458	$142,448

EBITDA and adjusted EBITDA reconciled to net earnings were as follows:

	Three-Months Ended March 31,		Six-Months Ended March 31,
	2022	2021	2022	2021
Net earnings (U.S. GAAP)	$47,906	$68,313	$78,211	$109,883
Income tax expense	6,190	10,174	13,631	16,188
Interest expense	8,197	8,249	16,503	17,155
Interest income	(500)	(283)	(1,141)	(778)
Amortization of intangible assets	9,587	10,560	19,275	21,029
Depreciation expense	21,023	21,919	42,056	44,527
EBITDA (Non-U.S. GAAP)	92,403	118,932	168,535	208,004
Non-U.S. GAAP adjustments:
Non-recurring matter unrelated to the ongoing operations of the business	(1,728)	—	3,272	—
Business development activities	—	—	2,982	—
Total non-U.S. GAAP adjustments	(1,728)	—	6,254	—
Adjusted EBITDA (Non-U.S. GAAP)	$90,675	$118,932	$174,789	$208,004

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

The use of these non‐U.S. GAAP financial measures is not intended to be considered in isolation of, or as substitutes for, the financial information prepared and presented in accordance with U.S. GAAP.  Free cash flow and adjusted free cash flow do not necessarily represent funds available for discretionary use and is not necessarily a measure of our ability to fund our cash needs.  Our calculation of free cash flow and adjusted free cash flow may differ from similarly titled measures used by other companies, limiting their usefulness as comparative measures.

Free cash flow and adjusted free cash flow reconciled to net cash provided by operating activities were as follows:

	Six-Months Ended March 31,
	2022	2021
Net cash provided by operating activities (U.S. GAAP)	$50,108	$218,997
Payments for property, plant and equipment	(24,150)	(13,313)
Free cash flow (Non-U.S. GAAP)	$25,958	$205,684
Cash paid for business development activities	770	—
Cash paid for restructuring charges	505	—
Adjusted free cash flow (Non-U.S. GAAP)	$27,233	$205,684

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

Thomas A. Gendron and Mark D. Hartman evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15 under the Securities Exchange Act of 1934, as amended, or the Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q.  Based on their evaluations, they concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2022.

There have not been any changes in our internal controls over financial reporting during the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities (In thousands, except for shares and per share amounts)	Total Number of Shares Purchased	Weighted Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares that may yet be Purchased under the Plans or Programs at Period End (1)
January 1, 2022 through January 31, 2022 (2)	363	$110.27	—	$800,000
February 1, 2022 through February 28, 2022 (2)	1,140,840	$116.52	1,140,620	$667,093
March 1, 2022 through March 31, 2022 (2)	907,313	$123.94	907,305	$554,643

(1)

In January 2022, the Board terminated the 2019 Authorization and concurrently authorized a program for the repurchase of up to $800,000 of Woodward’s outstanding shares of common stock on the open market or in privately negotiated transactions over a two-year period that will end in January 2024 (the “2022 Authorization”).

(2)

Under a trust established for the purposes of administering the Woodward Executive Benefit Plan, 363 shares of common stock were acquired in January 2022, 8 shares of common stock were acquired in February 2022, and 8 shares of common stock were acquired in March 2022 on the open market related to the deferral of compensation by certain eligible members of Woodward’s management who irrevocably elected to invest some or all of their deferred compensation in Woodward common stock.  In addition, 212 shares of common stock were acquired in February 2022 on the open market related to the reinvestment of dividends for shares of treasury stock held for deferred compensation.  Shares owned by the trust, which is a separate legal entity, are included in "Treasury stock held for deferred compensation" in the Condensed Consolidated Balance Sheets.

Item 6.	Exhibits

Exhibits filed as part of this Report are listed in the Exhibit Index.

WOODWARD, INC.

EXHIBIT INDEX

	Exhibit Number	Description
	10.1	Amended and Restated Woodward, Inc. 2017 Omnibus Incentive Plan, filed as Exhibit 99.1 to Current Report on Form 8-K filed February 1, 2022
*	10.2	Form of Restricted Stock Unit Agreement
†	10.3	Charles Blankenship Jr. employment offer letter, dated April 18th, 2022
	10.4	Form of Restricted Stock Unit Agreement, filed as Exhibit 10.39 on Form 10-K, filed November 13, 2018
*	31.1	Rule 13a-14(a)/15d-14(a) certification of Thomas A. Gendron
*	31.2	Rule 13a-14(a)/15d-14(a) certification of Mark D. Hartman
*	32.1	Section 1350 certifications
*	101

The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Earnings, (iii) Condensed Consolidated Statements of Comprehensive Earnings, (iv) Condensed Consolidated Statements of Cash Flows, (v) Condensed Consolidated Statements of Stockholders’ Equity, and (vi) Notes to Condensed Consolidated Financial Statements.

*	104	Cover page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

†   Management contract or compensatory plan or arrangement.

*   Filed as an exhibit to this Report

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WOODWARD, INC.
Date: May 6, 2022	/s/ Thomas A. Gendron
Thomas A. Gendron
Chairman of the Board, Chief Executive Officer, and President (on behalf of the registrant and as the registrant’s Principal Executive Officer)

Date: May 6, 2022	/s/ Mark D. Hartman
Mark D. Hartman
Chief Financial Officer (on behalf of the registrant and as the registrant’s Principal Financial and Accounting Officer)