Form 10-Q
period 2022-06-30
Woodward, Inc.
filed 2022-08-05
CIK 108312

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

or

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

Yes ☐ No ☒

As of August 3, 2022, 60,163,897 shares of the registrant’s common stock with a par value of $0.001455 per share were outstanding.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

WOODWARD, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(In thousands, except per share amounts)

(Unaudited)

	Three-Months Ended		Nine-Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Net sales	$614,332	$556,675	$1,742,757	$1,675,615
Costs and expenses:
Cost of goods sold	480,403	422,457	1,352,979	1,258,340
Selling, general and administrative expenses	46,490	48,021	152,920	148,461
Research and development costs	32,224	29,765	90,000	89,388
Interest expense	8,533	8,397	25,036	25,552
Interest income	(353)	(308)	(1,494)	(1,086)
Other (income) expense, net	(3,252)	(10,355)	(18,813)	(29,809)
Total costs and expenses	564,045	497,977	1,600,628	1,490,846
Earnings before income taxes	50,287	58,698	142,129	184,769
Income tax expense	10,841	9,837	24,472	26,025
Net earnings	$39,446	$48,861	$117,657	$158,744

Earnings per share:
Basic earnings per share	$0.65	$0.77	$1.90	$2.51
Diluted earnings per share	$0.64	$0.74	$1.84	$2.42

Weighted Average Common Shares Outstanding:
Basic	60,506	63,559	62,052	63,215
Diluted	62,088	65,910	63,937	65,499

See accompanying Notes to Condensed Consolidated Financial Statements

WOODWARD, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS

(In thousands)

(Unaudited)

	Three-Months Ended		Nine-Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Net earnings	$39,446	$48,861	$117,657	$158,744

Other comprehensive earnings:
Foreign currency translation adjustments	(27,648)	8,255	(34,707)	16,590
Net gain (loss) on foreign currency transactions designated as hedges of net investments in foreign subsidiaries	2,887	(750)	4,631	(648)
Taxes on changes in foreign currency translation adjustments	(2,424)	476	(3,873)	(395)
Foreign currency translation and transactions adjustments, net of tax	(27,185)	7,981	(33,949)	15,547

Unrealized gain (loss) on fair value adjustment of derivative instruments	34,207	8,402	58,987	(13,364)
Reclassification of net realized (gain) loss on derivatives to earnings	(26,968)	7,204	(43,299)	7,481
Taxes on changes in derivative transactions	(254)	(328)	(549)	(125)
Derivative adjustments, net of tax	6,985	15,278	15,139	(6,008)

Amortization of pension and other postretirement plan:
Net prior service cost	252	248	754	746
Net loss	177	380	551	1,127
Foreign currency exchange rate changes on pension and other postretirement benefit plan liabilities	1,834	(363)	2,456	(1,607)
Taxes on changes in pension and other postretirement benefit plan liability adjustments, net of foreign currency exchange rate changes	(668)	(49)	(1,074)	23
Pension and other postretirement benefit plan adjustments, net of tax	1,595	216	2,687	289
Total comprehensive earnings	$20,841	$72,336	$101,534	$168,572

See accompanying Notes to Condensed Consolidated Financial Statements

WOODWARD, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

(Unaudited)

	June 30,	September 30,
	2022	2021
ASSETS
Current assets:
Cash and cash equivalents, including restricted cash of $359 and $1,907, respectively	$99,701	$448,462
Accounts receivable, less allowance for uncollectible amounts of $3,043 and $3,664, respectively	587,546	523,051
Inventories	503,664	419,971
Income taxes receivable	13,408	12,071
Other current assets	49,396	61,168
Total current assets	1,253,715	1,464,723
Property, plant and equipment, net	913,468	950,569
Goodwill	779,144	805,333
Intangible assets, net	484,867	559,289
Deferred income tax assets	13,481	14,066
Other assets	311,114	297,024
Total assets	$3,755,789	$4,091,004
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Short-term borrowings	$49,200	$-
Current portion of long-term debt	458	728
Accounts payable	195,402	170,909
Income taxes payable	18,713	11,481
Accrued liabilities	160,701	183,139
Total current liabilities	424,474	366,257
Long-term debt, less current portion	716,744	734,122
Deferred income tax liabilities	150,469	157,936
Other liabilities	554,489	617,908
Total liabilities	1,846,176	1,876,223
Commitments and contingencies (Note 21)
Stockholders' equity:
Preferred stock, par value $0.003 per share, 10,000 shares authorized, no shares issued	—	—
Common stock, par value $0.001455 per share, 150,000 shares authorized, 72,960 shares issued	106	106
Additional paid-in capital	290,900	261,735
Accumulated other comprehensive losses	(81,742)	(65,619)
Deferred compensation	6,761	7,949
Retained earnings	2,684,598	2,600,513
	2,900,623	2,804,684
Treasury stock at cost, 12,803 shares and 9,702 shares, respectively	(984,249)	(581,954)
Treasury stock held for deferred compensation, at cost, 140 shares and 167 shares, respectively	(6,761)	(7,949)
Total stockholders' equity	1,909,613	2,214,781
Total liabilities and stockholders' equity	$3,755,789	$4,091,004

See accompanying Notes to Condensed Consolidated Financial Statements

WOODWARD, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine-Months Ended June 30,
	2022	2021
Cash flows from operating activities:
Net earnings	$117,657	$158,744
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	91,258	97,799
Net (gain) on sales of assets and businesses	(1,545)	(4,073)
Stock-based compensation	17,136	19,053
Deferred income taxes	(56)	137
Changes in operating assets and liabilities:
Trade accounts receivable	(6,745)	4,107
Unbilled receivables (contract assets)	(64,892)	(25,159)
Costs to fulfill a contract	(13,541)	(14,750)
Inventories	(93,818)	13,562
Accounts payable and accrued liabilities	36,117	51,308
Contract liabilities	8,420	20,113
Income taxes	5,277	3,492
Retirement benefit obligations	(3,442)	(5,221)
Other	(5,810)	(1,197)
Net cash provided by operating activities	86,016	317,915

Cash flows from investing activities:
Payments for purchase of property, plant, and equipment	(37,105)	(21,347)
Proceeds from sale of assets	4	141
Proceeds from the sale of the renewable power systems business and other related businesses	6,000	—
Payments for purchases of short-term investments	(9,619)	(14,326)
Proceeds from sales of short-term investments	11,305	16,566
Net cash used in investing activities	(29,415)	(18,966)

Cash flows from financing activities:
Cash dividends paid	(33,572)	(25,734)
Proceeds from sales of treasury stock	20,283	32,219
Payments for repurchases of common stock	(440,233)	—
Borrowings on revolving lines of credit and short-term borrowings	477,400	74,400
Payments on revolving lines of credit and short-term borrowings	(428,200)	(74,400)
Payments of long-term debt and finance lease obligations	(644)	(101,214)
Net cash used in financing activities	(404,966)	(94,729)
Effect of exchange rate changes on cash and cash equivalents	(396)	4,517
Net change in cash and cash equivalents	(348,761)	208,737
Cash and cash equivalents, including restricted cash, at beginning of year	448,462	153,270
Cash and cash equivalents, including restricted cash, at end of period	$99,701	$362,007

See accompanying Notes to Condensed Consolidated Financial Statements

WOODWARD, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

(Unaudited)

	Number of shares			Stockholders' equity
						Accumulated other comprehensive (loss) earnings
	Common stock	Treasury stock	Treasury stock held for deferred compensation	Common stock	Additional paid-in capital	Foreign currency translation adjustments	Unrealized derivative gains (losses)	Minimum retirement benefit liability adjustments	Total accumulated other comprehensive (loss) earnings	Deferred compensation	Retained earnings	Treasury stock at cost	Treasury stock held for deferred compensation	Total stockholders' equity
Balances as of April 1, 2021	72,960	(9,454)	(192)	$106	$257,006	$(33,125)	$(41,743)	$(28,573)	$(103,441)	$9,103	$2,522,384	$(542,754)	$(9,103)	$2,133,301
Net earnings	—	—	—	—	—	—	—	—	—	—	48,861	—	—	48,861
Other comprehensive earnings (loss), net of tax	—	—	—	—	—	7,981	15,278	216	23,475	—	—	—	—	23,475
Cash dividends paid ($0.1625 per share)	—	—	—	—	—	—	—	—	—	—	(10,330)	—	—	(10,330)
Sales of treasury stock	—	93	—	—	(197)	—	—	—	—	—	—	3,962	—	3,765
Stock-based compensation	—	—	—	—	2,615	—	—	—	—	—	—	—	—	2,615
Purchases/transfers of stock by/to deferred compensation plan	—	—	—	—	—	—	—	—	—	40	—	—	(40)	—
Distribution of stock from deferred compensation plan	—	—	19	—	—	—	—	—	—	(993)	—	—	993	—
Balances as of June 30, 2021	72,960	(9,361)	(173)	$106	$259,424	$(25,144)	$(26,465)	$(28,357)	$(79,966)	$8,150	$2,560,915	$(538,792)	$(8,150)	$2,201,687

Balances as of April 1, 2022	72,960	(11,427)	(140)	$106	$287,766	$(39,668)	$(17,443)	$(6,026)	$(63,137)	$6,678	$2,656,590	$(829,446)	$(6,678)	$2,051,879
Net earnings	—	—	—	—	—	—	—	—	—	—	39,446	—	—	39,446
Other comprehensive earnings (loss), net of tax	—	—	—	—	—	(27,185)	6,985	1,595	(18,605)	—	—	—	—	(18,605)
Cash dividends paid ($0.1900 per share)	—	—	—	—	—	—	—	—	—	—	(11,438)	—	—	(11,438)
Sales of treasury stock	—	18	—	—	(45)	—	—	—	—	—	—	815	—	770
Purchase of treasury stock	—	(1,394)	—	—	—	—	—	—	—	—	—	(155,618)	—	(155,618)
Stock-based compensation	—	—	—	—	3,179	—	—	—	—	—	—	—	—	3,179
Purchases/transfers of stock by/to deferred compensation plan	—	—	(1)	—	—	—	—	—	—	68	—	—	(68)	—
Distribution of stock from deferred compensation plan	—	—	1	—	—	—	—	—	—	15	—	—	(15)	—
Balances as of June 30, 2022	72,960	(12,803)	(140)	$106	$290,900	$(66,853)	$(10,458)	$(4,431)	$(81,742)	$6,761	$2,684,598	$(984,249)	$(6,761)	$1,909,613

See accompanying Notes to Condensed Consolidated Financial Statements

WOODWARD, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

(Unaudited)

	Number of shares			Stockholders' equity
						Accumulated other comprehensive (loss) earnings
	Common stock	Treasury stock	Treasury stock held for deferred compensation	Common stock	Additional paid-in capital	Foreign currency translation adjustments	Unrealized derivative gains (losses)	Minimum retirement benefit liability adjustments	Total accumulated other comprehensive (loss) earnings	Deferred compensation	Retained earnings	Treasury stock at cost	Treasury stock held for deferred compensation	Total stockholders' equity

Balances as of September 30, 2020	72,960	(10,277)	(199)	$106	$231,936	$(40,691)	$(20,457)	$(28,646)	$(89,794)	$9,222	$2,427,905	$(577,476)	$(9,222)	$1,992,677
Net earnings	—	—	—	—	—	—	—	—	—	—	158,744	—	—	158,744
Other comprehensive earnings (loss), net of tax	—	—	—	—	—	15,547	(6,008)	289	9,828	—	—	—	—	9,828
Cash dividends paid ($0.4063 per share)	—	—	—	—	—	—	—	—	—	—	(25,734)	—	—	(25,734)
Sales of treasury stock	—	788	—	—	(1,107)	—	—	—	—	—	—	33,326	—	32,219
Common shares issued from treasury stock for benefit plans	—	128	—	—	9,542	—	—	—	—	—	—	5,358	—	14,900
Stock-based compensation	—	—	—	—	19,053	—	—	—	—	—	—	—	—	19,053
Purchases and transfers of stock by/to deferred compensation plan	—	—	(3)	—	—	—	—	—	—	357	—	—	(357)	—
Distribution of stock from deferred compensation plan	—	—	29	—	—	—	—	—	—	(1,429)	—	—	1,429	—
Balances as of June 30, 2021	72,960	(9,361)	(173)	$106	$259,424	$(25,144)	$(26,465)	$(28,357)	$(79,966)	$8,150	$2,560,915	$(538,792)	$(8,150)	$2,201,687

Balances as of September 30, 2021	72,960	(9,702)	(167)	$106	$261,735	$(32,904)	$(25,597)	$(7,118)	$(65,619)	$7,949	$2,600,513	$(581,954)	$(7,949)	$2,214,781
Net earnings	—	—	—	—	—	—	—	—	—	—	117,657	—	—	117,657
Other comprehensive earnings (loss), net of tax	—	—	—	—	—	(33,949)	15,139	2,687	(16,123)	—	—	—	—	(16,123)
Cash dividends paid ($0.5425 per share)	—	—	—	—	—	—	—	—	—	—	(33,572)	—	—	(33,572)
Sales of treasury stock	—	423	—	—	1,428	—	—	—	—	—	—	18,855	—	20,283
Common shares issued from treasury stock for benefit plans	—	150	—	—	10,601	—	—	—	—	—	—	6,567	—	17,168
Purchase of treasury stock	—	(3,674)	—	—	—	—	—	—	—	—	—	(427,717)	—	(427,717)
Stock-based compensation	—	—	—	—	17,136	—	—	—	—	—	—	—	—	17,136
Purchases and transfers of stock by/to deferred compensation plan	—	—	(2)	—	—	—	—	—	—	183	—	—	(183)	—
Distribution of stock from deferred compensation plan	—	—	29	—	—	—	—	—	—	(1,371)	—	—	1,371	—
Balances as of June 30, 2022	72,960	(12,803)	(140)	$106	$290,900	$(66,853)	$(10,458)	$(4,431)	$(81,742)	$6,761	$2,684,598	$(984,249)	$(6,761)	$1,909,613

See accompanying Notes to Condensed Consolidated Financial Statements

WOODWARD, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

(Unaudited)

Note 1.  Basis of presentation

The Condensed Consolidated Financial Statements of Woodward, Inc. (“Woodward” or the “Company”) as of June 30, 2022 and for the three and nine-months ended June 30, 2022 and 2021, included herein, have not been audited by an independent registered public accounting firm.  These unaudited Condensed Consolidated Financial Statements reflect all normal recurring adjustments that, in the opinion of management, are necessary to present fairly Woodward’s financial position as of June 30, 2022, and the statements of earnings, comprehensive earnings, cash flows, and changes in stockholders’ equity for the periods presented herein.  The results of operations for the three and nine-months ended June 30, 2022 and 2021 are not necessarily indicative of the operating results to be expected for other interim periods or for the full fiscal year.  Dollar and share amounts contained in these unaudited Condensed Consolidated Financial Statements are in thousands, except per share amounts, unless otherwise noted.

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

Global Business Conditions

We continue to monitor a variety of external issues impacting our business, including the ongoing global impact of the COVID-19 pandemic, rising inflation, and global supply chain and labor disruptions.

Although we continue to see recovery across most of our end markets, our financial performance during the first nine-months of fiscal year 2022 was adversely affected by these issues.  We are unable to predict the full extent to which these impacts will continue to adversely affect our business, including our operational performance, results of operations, cash flows, financial position, and the achievement of our strategic objectives.

We continue to actively monitor the situation and may take further actions regarding our business operations if we determine such actions are in the best interests of our shareholders, employees, customers, communities, business partners, and suppliers, or as required by federal, state or local authorities.  It is not currently clear what the potential effects of any such alterations or modifications may have on our business in future periods, including the effects on our customers, employees and prospects, or on our financial results.

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

Note 3.  Revenue

The amount of revenue recognized as point in time or over time follows:

	Three-Months Ended June 30, 2022			Three-Months Ended June 30, 2021
	Aerospace	Industrial	Consolidated	Aerospace	Industrial	Consolidated
Point in time	$154,323	$119,808	$274,131	$114,947	$128,868	$243,815
Over time	247,389	92,812	340,201	225,965	86,895	312,860
Total net sales	$401,712	$212,620	$614,332	$340,912	$215,763	$556,675

	Nine-Months Ended June 30, 2022			Nine-Months Ended June 30, 2021
	Aerospace	Industrial	Consolidated	Aerospace	Industrial	Consolidated
Point in time	$428,212	$367,019	$795,231	$336,477	$414,305	$750,782
Over time	682,692	264,834	947,526	690,808	234,025	924,833
Total net sales	$1,110,904	$631,853	$1,742,757	$1,027,285	$648,330	$1,675,615

Accounts Receivable

Accounts receivable consisted of the following:

	June 30, 2022	September 30, 2021
Billed receivables
Trade accounts receivable	$318,227	$298,951
Other (Chinese financial institutions)	3,042	23,168
Total billed receivables	321,269	322,119
Current unbilled receivables (contract assets)	269,320	204,596
Total accounts receivable	590,589	526,715
Less: Allowance for uncollectible amounts	(3,043)	(3,664)
Total accounts receivable, net	$587,546	$523,051

As of June 30, 2022, “Other assets” on the Condensed Consolidated Balance Sheets includes $4,832 of unbilled receivables not expected to be invoiced and collected within a period of twelve months, compared to $9,424 as of September 30, 2021.

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

The allowance for uncollectible amounts and change in expected credit losses for trade accounts receivable and unbilled receivables (contract assets) consisted of the following:

	Three-Months Ended June 30,		Nine-Months Ended June 30,
	2022	2021	2022	2021
Balance, beginning	$3,141	$7,522	$3,664	$8,359
Charged to costs and expenses, or sales allowance	356	581	783	1,709
Deductions	(302)	(4,367)	(1,410)	(6,375)
Other additions[1]	(152)	95	6	138
Balance, ending	$3,043	$3,831	$3,043	$3,831

(1)	Includes effects of foreign exchange rate changes during the period.

Contract liabilities

Contract liabilities consisted of the following:

	June 30, 2022		September 30, 2021
	Current	Noncurrent	Current	Noncurrent
Deferred revenue from material rights from GE joint venture formation	$5,508	$235,763	$4,771	$234,237
Deferred revenue from advanced invoicing and/or prepayments from customers	1,288	39	4,192	290
Liability related to customer supplied inventory	12,657	—	14,169	—
Deferred revenue from material rights related to engineering and development funding	6,397	160,827	6,395	151,797
Net contract liabilities	$25,850	$396,629	$29,527	$386,324

Woodward recognized revenue of $5,140 in the three-months and $18,359 in the nine-months ended June 30, 2022 from contract liabilities balances recorded as of October 1, 2021, compared to $3,135 in the three-months and $16,809 in the nine-months ended June 30, 2021 from contract liabilities balances recorded as of October 1, 2020.

Remaining performance obligations

Remaining performance obligations related to the aggregate amount of the total contract transaction price of firm orders for which the performance obligation has not yet been recognized in revenue as of June 30, 2022 was $1,595,880, compared to $1,283,311 as of September 30, 2021, the majority of which relates to Woodward’s Aerospace segment in both periods.  Woodward expects to recognize almost all of these remaining performance obligations within two years after June 30, 2022.

Remaining performance obligations related to material rights that have not yet been recognized in revenue as of June 30, 2022 was $450,888, compared to $471,133 as of September 30, 2021, of which $2,413 is expected to be recognized in the remainder of fiscal year 2022, $12,681 is expected to be recognized in fiscal year 2023, and the remaining balance is expected to be recognized thereafter.  Woodward expects to recognize revenue from performance obligations related to material rights over the life of the underlying programs, which may be as long as forty years.

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

Revenue by primary market for the Aerospace reportable segment was as follows:

	Three-Months Ended June 30,		Nine-Months Ended June 30,
	2022	2021	2022	2021
Commercial OEM	$131,968	$96,290	$359,683	$274,278
Commercial aftermarket	108,695	75,508	303,335	218,602
Defense OEM	115,205	117,204	318,392	384,097
Defense aftermarket	45,844	51,910	129,494	150,308
Total Aerospace segment net sales	$401,712	$340,912	$1,110,904	$1,027,285

Revenue by primary market for the Industrial reportable segment was as follows:

	Three-Months Ended June 30,		Nine-Months Ended June 30,
	2022	2021	2022	2021
Reciprocating engines	$154,090	$166,143	$469,087	$494,099
Industrial turbines	58,530	49,620	162,766	154,231
Total Industrial segment net sales	$212,620	$215,763	$631,853	$648,330

The customers who each account for approximately 10% or more of net sales of each of Woodward’s reportable segments are as follows:

Three and Nine-Months Ended June 30, 2022
Aerospace	The Boeing Company, General Electric Company, Raytheon Technologies
Industrial	Rolls-Royce PLC, Wartsila, Caterpillar, Inc.

Note 4.  Earnings per share

Basic earnings per share is computed by dividing net earnings available to common stockholders by the weighted-average number of shares of common stock outstanding for the period.

Diluted earnings per share reflects the weighted-average number of shares outstanding after consideration of the dilutive effect of stock options and restricted stock.

The following is a reconciliation of net earnings to basic earnings per share and diluted earnings per share:

	Three-Months Ended June 30,		Nine-Months Ended June 30,
	2022	2021	2022	2021
Numerator:
Net earnings	$39,446	$48,861	$117,657	$158,744
Denominator:
Basic shares outstanding	60,506	63,559	62,052	63,215
Dilutive effect of stock options and restricted stock	1,582	2,351	1,885	2,284
Diluted shares outstanding	62,088	65,910	63,937	65,499
Income per common share:
Basic earnings per share	$0.65	$0.77	$1.90	$2.51
Diluted earnings per share	$0.64	$0.74	$1.84	$2.42

The following stock option grants were outstanding but were excluded from the computation of diluted earnings per share because their inclusion would have been anti-dilutive.

	Three-Months Ended June 30,		Nine-Months Ended June 30,
	2022	2021	2022	2021
Options	1,048	34	479	49
Weighted-average option price	$110.49	$123.23	$117.45	$114.00

The weighted-average shares of common stock outstanding for basic and diluted earnings per share included the weighted-average treasury stock shares held for deferred compensation obligations of the following:

	Three-Months Ended June 30,		Nine-Months Ended June 30,
	2022	2021	2022	2021
Weighted-average treasury stock shares held for deferred compensation obligations	140	182	154	191

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

Lease-related assets and liabilities were as follows:

	Classification on the Condensed Consolidated Balance Sheets	June 30, 2022	September 30, 2021
Assets:
Operating lease assets	Other assets	$24,108	$19,370
Finance lease assets	Property, plant and equipment, net	1,733	781
Total lease assets		25,841	20,151

Current liabilities:
Operating lease liabilities	Accrued liabilities	4,896	5,260
Finance lease liabilities	Current portion of long-term debt	458	728
Noncurrent liabilities:
Operating lease liabilities	Other liabilities	19,844	14,770
Finance lease liabilities	Long-term debt, less current portion	1,303	475
Total lease liabilities		$26,501	$21,233

Lease-related expenses were as follows:

	Three-Months Ended June 30,		Nine-Months Ended June 30,
	2022	2021	2022	2021
Operating lease expense	$1,549	$1,729	$4,809	$4,897
Amortization of finance lease assets	116	102	290	322
Interest on finance lease liabilities	14	13	30	48
Variable lease expense	226	282	832	1,100
Short-term lease expense	44	75	134	233
Sublease (income)[1]	—	(104)	(192)	(486)
Total lease expense	$1,949	$2,097	$5,903	$6,114

(1)	Relates to two separate subleases Woodward entered into for a leased manufacturing building in Niles, Illinois. During the nine-months ended June 30, 2022, these subleases were terminated.

Lease-related supplemental cash flow information was as follows:

	Nine-Months Ended June 30,
	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$4,136	$4,229
Operating cash flows for finance leases	30	48
Financing cash flows for finance leases	690	1,236
Right-of-use assets obtained in exchange for recorded lease obligations:
Operating leases	9,997	6,759
Finance leases	1,260	35

Lessor arrangements

Woodward has assessed its manufacturing contracts and concluded that certain of the contracts for the manufacture of customer products met the criteria to be considered a leasing arrangement (“embedded leases”) with Woodward as the lessor.  The specific manufacturing contracts that met the criteria were those that utilized Woodward property, plant and equipment and which are substantially (more than 90%) dedicated to the manufacturing of the product(s) for a single customer.  Woodward has dedicated manufacturing lines with four of its customers representing embedded leases, all of which qualified as operating leases with undefined quantities of future customer purchase commitments.  Although Woodward expects to allocate some portion of future net sales to these customers to embedded lessor arrangements, it cannot provide expected future undiscounted lease payments from property, plant and equipment leased to customers as of June 30, 2022.  If, in the future, customers reduce purchases of related products from Woodward, the Company believes it will derive additional value from the underlying equipment by repurposing its use to support other customer arrangements.

Revenue from contracts with customers that included embedded operating leases, which is included in “Net sales” in the Condensed Consolidated Statements of Earnings, was $1,303 for the three-months and $3,969 for the nine-months ended June 30, 2022, compared to $1,519 for the three-months and $4,828 for the nine-months ended June 30, 2021.

The carrying amount of property, plant and equipment leased to others through embedded leasing arrangements, included in “Property, plant and equipment, net” on the Condensed Consolidated Balance Sheets, follows:

	June 30, 2022	September 30, 2021
Property, plant and equipment leased to others through embedded leasing arrangements	$48,968	$93,732
Less accumulated depreciation	(25,742)	(35,733)
Property, plant and equipment leased to others through embedded leasing arrangements, net	$23,226	$57,999

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

Unamortized deferred revenue from material rights in connection with the JV formation included:

	June 30, 2022	September 30, 2021
Accrued liabilities	$5,508	$4,771
Other liabilities	235,763	234,237

Amortization of the deferred revenue (material right) recognized as an increase to sales was $905 for the three-months and $2,632 for the nine-months ended June 30, 2022, and $971 for the three-months and $3,142 for the nine-months ended June 30, 2021.

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

Other income related to Woodward’s equity interest in the earnings of the JV was as follows:

	Three-Months Ended June 30,		Nine-Months Ended June 30,
	2022	2021	2022	2021
Other income	$3,860	$2,688	$12,675	$8,853

Cash distributions to Woodward from the JV, recognized in “Other, net” in “Net cash provided by operating activities” on the Condensed Consolidated Statements of Cash Flows, were as follows:

	Three-Months Ended June 30,		Nine-Months Ended June 30,
	2022	2021	2022	2021
Cash distributions	$4,000	$3,000	$13,000	$10,000

Net sales to the JV were as follows:

	Three-Months Ended June 30,		Nine-Months Ended June 30,
	2022	2021	2022	2021
Net sales[1]	$6,698	$8,441	$19,245	$26,825

(1)

Net sales included a reduction of $7,912 for the three-months and $21,058 for the nine-months ended June 30, 2022 related to royalties owed to the JV by Woodward on sales by Woodward directly to third party aftermarket customers, compared to a reduction to sales of $3,944 for the three-months and $14,998 for the nine-months ended June 30, 2021.

The Condensed Consolidated Balance Sheets include “Accounts receivable” related to amounts the JV owed Woodward, “Accounts payable” related to amounts Woodward owed the JV, and “Other assets” related to Woodward’s net investment in the JV, as follows:

	June 30, 2022	September 30, 2021
Accounts receivable	$3,857	$3,639
Accounts payable	3,163	2,823
Other assets	6,664	6,988

Note 7.  Financial instruments and fair value measurements

The table below presents information about Woodward’s financial assets and liabilities that are measured at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques Woodward utilized to determine such fair value as defined by the U.S. GAAP fair value hierarchy.

	At June 30, 2022				At September 30, 2021
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Financial assets:
Investments in term deposits with foreign banks	$32,205	$—	$—	$32,205	$13,187	$—	$—	$13,187
Equity securities	24,192	—	—	24,192	29,714	—	—	29,714
Cross-currency interest rate swaps	—	9,002	—	9,002	—	—	—	—
Total financial assets	$56,397	$9,002	$—	$65,399	$42,901	$—	$—	$42,901

Financial liabilities:
Cross-currency interest rate swaps	$—	$—	$—	$—	$—	$50,185	$—	$50,185
Total financial liabilities	$—	$—	$—	$—	$—	$50,185	$—	$50,185

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

The estimated fair values and carrying costs of other financial instruments that are not required to be remeasured at fair value in the Condensed Consolidated Balance Sheets were as follows:

		At June 30, 2022		At September 30, 2021
	Fair Value Hierarchy Level	Estimated Fair Value	Carrying Cost	Estimated Fair Value	Carrying Cost
Assets:
Notes receivable from municipalities	2	$10,230	$10,030	$11,413	$10,193
Notes receivable from sale of the renewable power systems business and other related businesses	2	—	—	6,288	6,061
Investments in short-term time deposits	2	9,196	9,341	11,587	11,580
Liabilities:
Long-term debt	2	693,558	718,810	812,866	736,706

In connection with certain economic incentives related to Woodward’s development of a second campus in the greater-Rockford, Illinois area for its Aerospace segment and Woodward’s development of a new campus at its corporate headquarters in Fort Collins, Colorado, Woodward received long-term notes from municipalities within the states of Illinois and Colorado.  The fair value of the long-term notes was estimated based on a model that discounted future principal and interest payments received at an interest rate available to Woodward at the end of the period for similarly rated municipal notes of similar maturity, which is a level 2 input as defined by the U.S. GAAP fair value hierarchy.  The interest rates used to estimate the fair value of the long-term notes were 3.0% at June 30, 2022 and 1.3% at September 30, 2021.

In connection with the sale of the renewable power systems business and other related businesses, Woodward received a promissory note from the buyer for deferral of a portion of the purchase price.  The full amount of the promissory note was received during the three-months ended June 30, 2022.

From time to time, certain of Woodward’s foreign subsidiaries will invest excess cash in short-term time deposits with a fixed maturity date of longer than three months but less than one year from the date of the deposit.  Woodward believes that the investments are with creditworthy financial institutions.  The fair value of the investments in short-term time deposits was estimated based on a model that discounted future principal and interest payments to be received at an interest rate available to the foreign subsidiary entering into the investment for similar short-term time deposits of similar maturity.  This was determined to be a level 2 input as defined by the U.S. GAAP fair value hierarchy.  The interest rates used to estimate the fair value of the short-term time deposits was 5.5% at June 30, 2022 and 3.3% at September 30, 2021.

The fair value of long-term debt was estimated based on the prices of debt of comparable type and maturity available to Woodward at the end of the period, which is a level 2 input as defined by the U.S. GAAP fair value hierarchy.  The weighted-average interest rate used to estimate the fair value of long-term debt was 4.2% at June 30, 2022 and 1.6% at September 30, 2021.

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

The net interest income of the cross-currency interest rate swaps is recorded as a reduction to “Interest expense” in Woodward’s Condensed Consolidated Statements of Earnings.  As of June 30, 2022, the total notional value of the 2020 Floating-Rate Cross-Currency Swap and the 2020 Fixed-Rate Cross-Currency Swaps was $15,000 and $400,000, respectively.  See Note 7, Financial Instruments and fair value measurements for the related fair value of the derivative instruments as of June 30, 2022.

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

Derivatives instruments in net investment hedging relationships

On September 23, 2016, Woodward and Woodward International Holding B.V., a wholly owned subsidiary of Woodward organized under the laws of The Netherlands (the “BV Subsidiary”), each entered into a note purchase agreement (the “2016 Note Purchase Agreement”) relating to the sale by Woodward and the BV Subsidiary of an aggregate principal amount of €160,000 of senior unsecured notes in a series of private placement transactions.  Woodward issued €40,000 aggregate principal amount of Woodward’s Series M Senior Notes due September 23, 2026 (the “Series M Notes”).  Woodward designated the Series M Notes as a hedge of a foreign currency exposure of Woodward’s net investment in its Euro denominated functional currency subsidiaries.  Related to the Series M Notes, included in foreign currency translation adjustments within total comprehensive (losses) earnings are net foreign exchange gains of $2,887 for the three-months and $4,631 for the nine-months ended June 30, 2022, compared to net foreign exchange losses of $750 for the three-months and $648 for the nine-months ended June 30, 2021.

Impact of derivative instruments designated as qualifying hedging instruments

The following table discloses the amount of (income) expense recognized in earnings on derivative instruments designated as qualifying hedging instruments:

		Three-months ended June 30,		Nine-months ended June 30,
Derivatives in:	Location	2022	2021	2022	2021
Cross-currency interest rate swap agreement designated as fair value hedges	Selling, general and administrative expenses	$(1,087)	$546	$(2,006)	$736
Cross-currency interest rate swap agreements designated as cash flow hedges	Selling, general and administrative expenses	(25,881)	6,658	(41,293)	6,745
		$(26,968)	$7,204	$(43,299)	$7,481

The following table discloses the amount of (gain) loss recognized in accumulated OCI on derivative instruments designated as qualifying hedging instruments:

		Three-months ended June 30,		Nine-months ended June 30,
Derivatives in:	Location	2022	2021	2022	2021
Cross-currency interest rate swap agreement designated as fair value hedges	Selling, general and administrative expenses	$(903)	$429	$(1,960)	$691
Cross-currency interest rate swap agreements designated as cash flow hedges	Selling, general and administrative expenses	(33,304)	(8,831)	(57,027)	12,673
		$(34,207)	$(8,402)	$(58,987)	$13,364

The following table discloses the amount of (gain) loss reclassified from accumulated OCI into earnings on derivative instruments designated as qualifying hedging instruments:

		Three-months ended June 30,		Nine-months ended June 30,
Derivatives in:	Location	2022	2021	2022	2021
Cross-currency interest rate swap agreement designated as fair value hedges	Selling, general and administrative expenses	$(1,087)	$546	$(2,006)	$736
Cross-currency interest rate swap agreements designated as cash flow hedges	Selling, general and administrative expenses	(25,881)	6,658	(41,293)	6,745
		$(26,968)	$7,204	$(43,299)	$7,481

The remaining unrecognized gains and losses in Woodward’s Condensed Consolidated Balance Sheets associated with derivative instruments that were previously entered into by Woodward, which are classified in accumulated OCI, were net losses of $10,818 as of June 30, 2022 and $26,506 as of September 30, 2021.

Note 9.  Supplemental statement of cash flows information

	Nine-Months Ended June 30,
	2022	2021
Interest paid, net of amounts capitalized	$23,509	$25,617
Income taxes paid	25,625	33,293
Income tax refunds received	7,240	13,788
Non-cash activities:
Purchases of property, plant and equipment on account	4,386	1,993
Common shares issued from treasury to settle benefit obligations	17,168	14,900

Note 10.  Inventories

	June 30,	September 30,
	2022	2021
Raw materials	$122,584	$107,412
Work in progress	125,392	95,846
Component parts(1)	323,564	260,244
Finished goods	76,846	63,109
Customer supplied inventory	12,657	14,169
On-hand inventory for which control has transferred to the customer	(157,379)	(120,809)
	$503,664	$419,971

(1)	Component parts include items that can be sold separately as finished goods or included in the manufacture of other products.

Note 11.  Property, plant, and equipment

	June 30,	September 30,
	2022	2021
Land and land improvements	$84,663	$86,051
Buildings and building improvements	553,244	553,693
Leasehold improvements	20,249	19,159
Machinery and production equipment	776,186	795,128
Computer equipment and software	121,800	124,444
Office furniture and equipment	39,611	39,987
Other	19,941	20,012
Construction in progress	53,770	38,317
	1,669,464	1,676,791
Less accumulated depreciation	(755,996)	(726,222)
Property, plant, and equipment, net	$913,468	$950,569

For the three and nine-months ended June 30, 2022 and 2021, Woodward had depreciation expense as follows:

	Three-Months Ended June 30,		Nine-Months Ended June 30,
	2022	2021	2022	2021
Depreciation expense	$20,618	$21,717	$62,674	$66,244

Note 12.  Goodwill

	September 30, 2021	Effects of Foreign Currency Translation	June 30, 2022
Aerospace	$455,423	$—	$455,423
Industrial	349,910	(26,189)	323,721
Consolidated	$805,333	$(26,189)	$779,144

Woodward tests goodwill for impairment during the fourth quarter of each fiscal year, and at any time there is an indication that goodwill is more-likely-than-not impaired, such indications commonly referred to as triggering events.  Woodward’s goodwill impairment test in the fourth quarter of fiscal year 2021 resulted in no impairment.

Note 13.  Intangible assets, net

	June 30, 2022			September 30, 2021
	Gross Carrying Value	Accumulated Amortization	Net Carrying Amount	Gross Carrying Value	Accumulated Amortization	Net Carrying Amount
Intangible assets with finite lives:
Customer relationships and contracts:
Aerospace	$281,683	$(220,270)	$61,413	$281,683	$(210,380)	$71,303
Industrial	366,005	(65,751)	300,254	404,179	(56,515)	347,664
Total	$647,688	$(286,021)	$361,667	$685,862	$(266,895)	$418,967
Intellectual property:
Aerospace	$—	$—	$—	$—	$—	$—
Industrial	12,414	(12,414)	—	15,806	(15,806)	—
Total	$12,414	$(12,414)	$—	$15,806	$(15,806)	$—
Process technology:
Aerospace	$76,370	$(68,899)	$7,471	$76,370	$(67,177)	$9,193
Industrial	82,627	(27,453)	55,174	90,008	(26,124)	63,884
Total	$158,997	$(96,352)	$62,645	$166,378	$(93,301)	$73,077
Intangible asset with indefinite life:
Tradename:
Aerospace	$—	$—	$—	$—	$—	$—
Industrial	60,555	—	60,555	67,245	—	67,245
Total	$60,555	$—	$60,555	$67,245	$—	$67,245
Total intangibles:
Aerospace	$358,053	$(289,169)	$68,884	$358,053	$(277,557)	$80,496
Industrial	521,601	(105,618)	415,983	577,238	(98,445)	478,793
Consolidated Total	$879,654	$(394,787)	$484,867	$935,291	$(376,002)	$559,289

Woodward tests the indefinite lived tradename intangible asset for impairment during the fourth quarter of each fiscal year, or at any time there is an indication the indefinite lived tradename intangible asset is more-likely-than-not impaired (commonly referred to as a triggering event).  Woodward’s impairment test for the indefinite lived tradename intangible asset in the fourth quarter of fiscal year 2021 resulted in no impairment.

For the three and nine-months ended June 30, 2022 and 2021, Woodward recorded amortization expense associated with intangibles of the following:

	Three-Months Ended June 30,		Nine-Months Ended June 30,
	2022	2021	2022	2021
Amortization expense	$9,309	$10,526	$28,584	$31,555

Future amortization expense associated with intangibles is expected to be:

Year Ending September 30:
2022 (remaining)	$9,208
2023	36,020
2024	32,269
2025	27,054
2026	27,044
Thereafter	292,717
$424,312

Note 14.  Credit facilities, short-term borrowings and long-term debt

Revolving credit facility

Woodward maintains a $1,000,000 revolving credit facility established under a revolving credit agreement among Woodward, a syndicate of lenders and Wells Fargo Bank, National Association, as administrative agent (the “Revolving Credit Agreement”).  The Revolving Credit Agreement provides for the option to increase available borrowings up to $1,500,000, subject to lenders’ participation. On November 24, 2021, Woodward amended the Revolving Credit Agreement (such amended agreement, the “Amended and Restated Revolving Credit Agreement”) to, among other things, (i) replace the Euro London Interbank Offered Rate (“LIBOR”), the British pound sterling LIBOR, and the Japanese yen LIBOR rates with the Euro Interbank Offered Rate (“Euribor”), Sterling Overnight Index Average (“SONIA”), and Tokyo Interbank Offered Rate (“TIBOR”) rates, respectively, and (ii) introduce the term Secured Overnight Financing Rate (“SOFR”) as the replacement for US LIBOR.  Borrowings under the Amended and Restated Revolving Credit Agreement can be made by Woodward and certain of its foreign subsidiaries in U.S. dollars or in foreign currencies other than the U.S. dollar and generally bear interest at the new base rates listed above plus 0.875% to 1.75%.  The Amended and Restated Revolving Credit Agreement matures on June 19, 2024.  Under the Revolving Credit Agreement and Amended and Restated Revolving Credit Agreement, there were $49,200 in principal amount of borrowings outstanding as of June 30, 2022, at an effective interest rate of 2.90%.  As of June 30, 2022, all of borrowings outstanding were classified as short-term borrowings based on Woodward’s intent and ability to pay this amount in the next twelve months.  As of September 30, 2021, there were no borrowings outstanding.

Short-term borrowings

Woodward has other foreign lines of credit and foreign overdraft facilities at various financial institutions, which are generally reviewed annually for renewal and are subject to the usual terms and conditions applied by the financial institutions.  Pursuant to the terms of the related facility agreements, Woodward’s foreign performance guarantee facilities are limited in use to providing performance guarantees to third parties.  There were no borrowings outstanding on Woodward’s foreign lines of credit and foreign overdraft facilities as of June 30, 2022 and September 30, 2021.

Note 15.  Accrued liabilities

	June 30,	September 30,
	2022	2021
Salaries and other member benefits	$66,191	$54,497
Warranties	14,645	17,481
Interest payable	5,568	14,822
Accrued retirement benefits	2,723	2,825
Net current contract liabilities	25,850	29,527
Current portion of restructuring charges	4,503	4,495
Taxes, other than income	19,563	19,453
Purchase of treasury stock in transit	—	12,516
Other	21,658	27,523
	$160,701	$183,139

Warranties

Provisions of Woodward’s sales agreements include product warranties customary to these types of agreements.  Accruals are established for specifically identified warranty issues that are probable to result in future costs.  Warranty costs are accrued as revenue is recognized on a non-specific basis whenever past experience indicates a normal and predictable pattern exists.

Changes in accrued product warranties were as follows:

	Three-Months Ended June 30,		Nine-Months Ended June 30,
	2022	2021	2022	2021
Warranties, beginning of period	$12,984	$18,576	$17,481	$18,972
Expense, net of recoveries	3,021	(798)	3,243	214
(Reductions) additions for settlement of previous warranty liabilities	(1,239)	(477)	(5,908)	(1,928)
Foreign currency exchange rate changes	(121)	113	(171)	156
Warranties, end of period	$14,645	$17,414	$14,645	$17,414

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

The summary of activity in accrued restructuring charges during the nine-months ended June 30, 2022 and 2021 are as follows:

		Period Activity
	Balances as of September 30, 2021	Charges	Payments	Foreign currency exchange rate changes	Non-cash activity	Balances as of June 30, 2022
Workforce management costs associated with:
Hydraulics Systems Realignment	$3,758	$—	$(505)	$—	$—	$3,253
Engine Systems Realignment	1,250	—	—	—	—	1,250
Total	$5,008	$—	$(505)	$—	$—	$4,503

		Period Activity
	Balances as of September 30, 2020	Charges	Payments	Foreign currency exchange rate changes	Non-cash activity	Balances as of June 30, 2021
Workforce management costs associated with:
COVID-19 pandemic	$3,395	$—	$(2,409)	$180	$(1,166)	$—
Total	$3,395	$—	$(2,409)	$180	$(1,166)	$—

Note 16.  Other liabilities

	June 30,	September 30,
	2022	2021
Net accrued retirement benefits, less amounts recognized within accrued liabilities	$94,057	$107,074
Total unrecognized tax benefits	12,145	13,412
Noncurrent income taxes payable	14,329	16,257
Deferred economic incentives (1)	7,304	8,173
Cross-currency swap derivative liability	—	50,185
Noncurrent operating lease liabilities	19,844	14,770
Net noncurrent contract liabilities	396,629	386,324
Other	10,181	21,713
	$554,489	$617,908
(1)

Woodward receives certain economic incentives from various state and local authorities related to capital expansion projects.  Such amounts are initially recorded as deferred credits and are being recognized as a reduction to pre-tax expense over the economic lives of the related capital expansion projects.

Note 17.  Other (income) expense, net

	Three-Months Ended June 30,		Nine-Months Ended June 30,
	2022	2021	2022	2021
Equity interest in the earnings of the JV	$(3,860)	$(2,688)	$(12,675)	$(8,853)
Net (gain) on sales of assets and businesses	(4)	(2,131)	(1,545)	(4,073)
Rent income	(168)	(268)	(580)	(1,011)
Net loss (gain) on investments in deferred compensation program	3,840	(1,850)	5,216	(5,107)
Other components of net periodic pension and other postretirement benefit, excluding service cost and interest expense	(2,884)	(3,541)	(8,720)	(10,592)
Other	(176)	123	(509)	(173)
	$(3,252)	$(10,355)	$(18,813)	$(29,809)

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

The following table sets forth the tax expense and the effective tax rate for Woodward’s earnings before income taxes:

	Three-Months Ended June 30,		Nine-Months Ended June 30,
	2022	2021	2022	2021
Earnings before income taxes	$50,287	$58,698	$142,129	$184,769
Income tax expense	10,841	9,837	24,472	26,025
Effective tax rate	21.6%	16.8%	17.2%	14.1%

The increase in the effective tax rate for the three-months ended June 30, 2022 compared to the three-months ended June 30, 2021 is primarily attributable to decreased stock-based compensation tax benefit and prior period tax items related to Global Intangible Low-Taxed Income (“GILTI”) that did not repeat in the current quarter. These unfavorable impacts to the effective tax rate were partially offset by the prior quarter discrete impact of the enactment of a retroactive law disallowing foreign interest expense.

The increase in the effective tax rate for the nine-months ended June 30, 2022 compared to the nine-months ended June 30, 2021 is primarily attributable to decreased stock-based compensation tax benefit as a percent of year-to-date pre-tax earnings, prior period tax items related to GILTI that did not repeat in the current fiscal year, and increased state income taxes relative to full-year projected earnings. These unfavorable impacts to the effective tax rate were partially offset by a reduction in the U.S. tax on international activities.

Gross unrecognized tax benefits were $13,729 as of June 30, 2022, and $15,199 as of September 30, 2021.  At June 30, 2022, the amount of the liability for unrecognized tax benefits that, if recognized, would impact Woodward’s effective tax rate was $8,842.  At this time, Woodward believes it is reasonably possible that the liability for unrecognized tax benefits will decrease by as much as $4,345 in the next twelve months due to the completion of review by tax authorities, lapses of statutes, and the settlement of tax positions.  Woodward’s tax expense includes accruals for potential interest and penalties related to unrecognized tax benefits and all other interest and penalties related to tax payments.

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

Woodward’s U.S. employees receive an annual contribution of Woodward stock, equal to 5% of their eligible prior year wages, to their personal Woodward Retirement Savings Plan accounts. There is no longer a minimum service requirement to be eligible for this benefit.  Woodward fulfilled its annual obligation under this benefit using shares held in treasury stock by issuing a total of 150 shares of common stock for a value of $17,168 in the second quarter of fiscal year 2022, compared to a total of 128 shares of common stock for a value of $14,900 in the second quarter of fiscal year 2021.

The amount of expense associated with defined contribution plans was as follows:

	Three-Months Ended June 30,		Nine-Months Ended June 30,
	2022	2021	2022	2021
Company costs	$10,132	$8,647	$30,582	$25,180

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

The components of the net periodic retirement pension costs recognized are as follows:
	Three-Months Ended June 30,
	United States		Other Countries		Total
	2022	2021	2022	2021	2022	2021
Service cost	$389	$433	$573	$737	$962	$1,170
Interest cost	1,320	1,240	395	345	1,715	1,585
Expected return on plan assets	(2,713)	(3,536)	(596)	(632)	(3,309)	(4,168)
Amortization of:
Net actuarial loss	65	136	136	237	201	373
Prior service cost	246	242	6	6	252	248
Net periodic retirement pension (benefit) cost	$(693)	$(1,485)	$514	$693	$(179)	$(792)
Contributions paid	$—	$—	$434	$490	$434	$490

	Nine-Months Ended June 30,
	United States		Other Countries		Total
	2022	2021	2022	2021	2022	2021
Service cost	$1,166	$1,297	$1,803	$2,202	$2,969	$3,499
Interest cost	3,961	3,718	1,243	1,021	5,204	4,739
Expected return on plan assets	(8,140)	(10,608)	(1,881)	(1,859)	(10,021)	(12,467)
Amortization of:
Net actuarial loss	194	406	428	699	622	1,105
Prior service cost	736	727	18	18	754	745
Net periodic retirement pension (benefit) cost	$(2,083)	$(4,460)	$1,611	$2,081	$(472)	$(2,379)
Contributions paid	$—	$—	$1,933	$1,708	$1,933	$1,708

The components of net periodic retirement pension costs other than the service cost and interest cost components are included in the line item “Other (income) expense, net”, and the interest component is included in the line item “Interest expense” in the Condensed Consolidated Statements of Earnings.

The components of the net periodic other postretirement benefit costs recognized are as follows:

	Three-Months Ended June 30,		Nine-Months Ended June 30,
	2022	2021	2022	2021
Service cost	$1	$—	$1	$1
Interest cost	144	150	433	449
Amortization of:
Net actuarial (gain) loss	(24)	7	(71)	22
Prior service cost	—	—	—	1
Net periodic other postretirement cost	$121	$157	$363	$473
Contributions paid	$451	$632	$1,379	$1,610

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

Retirement pension benefits:
United States	$—
United Kingdom	332
Japan	—
Germany	201
Other postretirement benefits	1,420

Note 20.  Stockholders’ equity

Stock repurchase program

In November 2019, the Woodward board of directors (the “Board”) had authorized a program for the repurchase of up to $500,000 of Woodward’s outstanding shares of common stock on the open market or in privately negotiated transactions over a three-year period that was scheduled to expire in November 2022 (the “2019 Authorization”).  During the first nine-months of fiscal year 2022, Woodward repurchased 233 shares of its common stock for $26,742 under the 2019 Authorization.  During the first nine-months of fiscal year 2021, Woodward repurchased no shares of its common stock under the 2019 Authorization.

In January 2022, the Board terminated the 2019 Authorization and concurrently authorized a new program for the repurchase of up to $800,000 of Woodward’s outstanding shares of common stock on the open market or in privately negotiated transactions over a two-year period ending in January 2024 (the “2022 Authorization”).  During the first nine-months of fiscal year 2022, Woodward repurchased 3,441 shares of its common stock for $400,975 under the 2022 Authorization.

Stock-based compensation

Provisions governing outstanding stock option awards are included in the 2017 Omnibus Incentive Plan, as amended from time to time (the “2017 Plan”) and the 2006 Omnibus Incentive Plan (the “2006 Plan”), as applicable.

The 2017 Plan was first approved by Woodward’s stockholders in January 2017 and is the successor plan to the 2006 Plan.  As of September 14, 2016, the effective date of the 2017 Plan, the Board delegated authority to administer the 2017 Plan to the Compensation Committee of the Board, including, but not limited to, the power to determine the recipients of awards and the terms of those awards.  On January 27, 2021 and January 26, 2022, Woodward’s stockholders approved an additional 1,500 and 800 shares, respectively, of Woodward’s common stock to be made available for future grants.  Under the 2017 Plan, there were approximately 2,933 shares of Woodward’s common stock available for future grants as of June 30, 2022 and 2,714 shares as of September 30, 2021.

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

The following is a summary of the activity for stock option awards:

	Three-Months Ended June 30, 2022		Nine-Months Ended June 30, 2022
	Number of options	Weighted-Average Exercise Price per Share	Number of options	Weighted-Average Exercise Price per Share
Options, beginning balance	5,352	$73.71	5,339	$68.21
Options granted	72	101.54	513	115.30
Options exercised	(18)	43.90	(422)	48.02
Options forfeited	(10)	90.16	(34)	88.88
Options, ending balance	5,396	$74.15	5,396	$74.15

Changes in non-vested stock options were as follows:

	Three-Months Ended June 30, 2022		Nine-Months Ended June 30, 2022
	Number of options	Weighted-Average Grant Date Fair Value per Share	Number of options	Weighted-Average Grant Date Fair Value Per Share
Non-vested options outstanding, beginning balance	1,767	$29.64	2,063	$25.77
Options granted	72	39.34	513	41.78
Options vested	(1)	26.37	(714)	26.23
Options forfeited	(10)	30.02	(34)	29.45
Non-vested options outstanding, ending balance	1,828	$30.02	1,828	$30.02

Information about stock options that have vested, or are expected to vest, and are exercisable at June 30, 2022 was as follows:

	Number of options	Weighted-Average Exercise Price	Weighted-Average Remaining Life in Years	Aggregate Intrinsic Value
Options outstanding	5,396	$74.15	5.8	118,422
Options vested and exercisable	3,569	65.45	4.7	100,271
Options vested and expected to vest	5,333	73.87	5.8	117,969

Restricted Stock

During the three-months ended June 30, 2022, Woodward granted 48,156 restricted stock units (RSU) under its long-term incentive program as part of recent recruiting activities.  The RSUs granted under this program have a weighted-average exercise price of $99.72 per unit and are generally scheduled to vest on the third or fourth anniversary of the respective grant dates, subject to continued employment.

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

At June 30, 2022, there was approximately $18,764 of total unrecognized compensation expense related to non-vested stock-based compensation arrangements, including both stock options and restricted stock awards.  The pre-vesting forfeiture rates for purposes of determining stock-based compensation expense recognized were estimated to be 0% for members of the Board and 7.3% for all others.  The remaining unrecognized compensation cost is expected to be recognized over a weighted-average period of approximately 2.0 years.

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

A summary of consolidated net sales and earnings by segment follows:

	Three-Months Ended June 30,		Nine-Months Ended June 30,
	2022	2021	2022	2021
Segment external net sales:
Aerospace	$401,712	$340,912	$1,110,904	$1,027,285
Industrial	212,620	215,763	631,853	648,330
Total consolidated net sales	$614,332	$556,675	$1,742,757	$1,675,615
Segment earnings:
Aerospace	$56,566	$53,167	$167,458	$168,641
Industrial	21,102	27,166	62,029	87,925
Nonsegment expenses	(19,201)	(13,546)	(63,816)	(47,331)
Interest expense, net	(8,180)	(8,089)	(23,542)	(24,466)
Consolidated earnings before income taxes	$50,287	$58,698	$142,129	$184,769

Segment assets consist of accounts receivable; inventories; property, plant, and equipment, net; goodwill; and other intangibles, net.  A summary of consolidated total assets by segment follows:

	June 30, 2022	September 30, 2021
Segment assets:
Aerospace	$1,754,600	$1,698,833
Industrial	1,404,383	1,453,423
Unallocated corporate property, plant and equipment, net	109,777	106,014
Other unallocated assets	487,029	832,734
Consolidated total assets	$3,755,789	$4,091,004

Note 23.  Subsequent events

On July 27, 2022, the Board approved a cash dividend of $0.19 per share for the quarter, payable on August 29, 2022, for stockholders of record as of August 15, 2022.

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

•	the effect of economic trends, including rising inflation, and global supply chain and labor pressures;
•	the effect of geopolitical events, including the Russia-Ukraine conflict on our business and the markets in which we operate;
•	future sales, earnings, cash flow, uses of cash, and other measures of financial performance, including our ability to accurately predict such performance;
•	trends in our business and the markets in which we operate, including expectations in those markets in future periods;
•	our expected expenses in future periods and trends in such expenses over time;
•	descriptions of our plans and expectations for future operations;
•	plans and expectations relating to the performance of our joint venture with General Electric Company;
•	the expected levels of activity in particular industries or markets and the effects of changes in those levels;
•	the scope, nature, or impact of acquisition activity and integration of such acquisition into our business;
•	the research, development, production, and support of new products and services;
•	restructuring and alignment costs and savings;
•	our plans, objectives, expectations and intentions with respect to business opportunities that may be available to us;
•	our liquidity, including our ability to meet capital spending requirements and operations;
•	future repurchases of common stock;
•	future levels of indebtedness and capital spending;
•	the stability of financial institutions, including those lending to us;
•	pension and other postretirement plan assumptions and future contributions; and
•	our tax rate and other effects of changes in applicable tax laws.

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

OVERVIEW

Global Business Conditions

We continue to monitor a variety of external issues impacting our business, including the ongoing global impact of the COVID-19 pandemic, rising inflation, and global supply chain and labor disruptions.

Although we continue to see recovery across most of our end markets, our financial performance during the first nine-months of fiscal year 2022 was adversely affected by these issues.  We continue to assess the environment and are taking appropriate price actions in response to rising costs; however, timing can be delayed due to certain pre-existing contractual arrangements. We are unable to predict the full extent to which these impacts will continue to adversely affect our business, including our operational performance, results of operations, cash flows, financial position, and the achievement of our strategic objectives. Such uncertainty may affect our ability to accurately predict our future performance and financial results.

We continue to actively monitor the situation and may take further actions to alter our business operations if we determine such actions are in the best interests of our shareholders, employees, customers, communities, business partners, and suppliers, or as required by federal, state, or local authorities.  It is not currently clear what the potential effects of any such alterations or modifications may have on our business in future periods, including the effects on our customers, employees and prospects, or on our financial results.

The Russia-Ukraine Conflict

In February 2022, in response to the military conflict between Russia and Ukraine, the United States, other North Atlantic Treaty Organization (“NATO”) members, and certain non-member countries announced targeted economic sanctions on Russia and Russian enterprises. The continuation of the conflict may trigger additional economic and other sanctions enacted by the United States, other NATO member states, and other countries. Our sales to Russia during each of the first nine-months of fiscal years 2022 and 2021 were less than 1% of our total sales.  While the impact of any additional bans, sanction programs, and boycotts is uncertain at the current time due to the fluid nature of the military conflict as it continues to unfold, the potential impacts of the conflict have included and could continue to include supply chain and logistics disruptions, volatility in foreign exchange rates and interest rates, inflationary pressures on raw materials and energy, heightened cybersecurity threats, and other impacts.

Operational Highlights

Quarter and Year to Date Highlights

	Three-Months Ended June 30,		Nine-Months Ended June 30,
	2022	2021	2022	2021
Net sales:
Aerospace segment	$401,712	$340,912	$1,110,904	$1,027,285
Industrial segment	212,620	215,763	631,853	648,330
Consolidated net sales	$614,332	$556,675	$1,742,757	$1,675,615

Earnings:
Aerospace segment	$56,566	$53,167	$167,458	$168,641
Segment earnings as a percent of segment net sales	14.1%	15.6%	15.1%	16.4%
Industrial segment	$21,102	$27,166	$62,029	$87,925
Segment earnings as a percent of segment net sales	9.9%	12.6%	9.8%	13.6%
Consolidated net earnings	$39,446	$48,861	$117,657	$158,744
Adjusted net earnings	$39,446	$48,861	$122,347	$158,744

Effective tax rate	21.6%	16.8%	17.2%	14.1%
Adjusted effective tax rate	21.6%	16.8%	17.6%	14.1%
Consolidated diluted earnings per share	$0.64	$0.74	$1.84	$2.42
Consolidated adjusted diluted earnings per share	$0.64	$0.74	$1.91	$2.42

Earnings before interest and taxes ("EBIT")	$58,467	$66,787	$165,671	$209,235
Adjusted EBIT	$58,467	$66,787	$171,925	$209,235
Earnings before interest, taxes, depreciation, and amortization ("EBITDA")	$88,394	$99,030	$256,929	$307,034
Adjusted EBITDA	$88,394	$99,030	$263,183	$307,034

Adjusted net earnings, adjusted earnings per share, adjusted effective tax rate, EBIT, adjusted EBIT, EBITDA, and adjusted EBITDA are non-U.S. GAAP financial measures.  A description of these measures as well as a reconciliation of these non-U.S. GAAP financial measures to the most directly comparable U.S. GAAP financial measures can be found under the caption “Non-U.S. GAAP Financial Measures” in this Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity Highlights

Net cash provided by operating activities for the first nine-months of fiscal year 2022 was $86,016, compared to $317,915 for the first nine-months of fiscal year 2021.  The decrease in net cash provided by operating activities in the first nine-months of fiscal year 2022 compared to the first nine-months of the prior fiscal year is primarily attributable to production delays from supply chain disruptions as well as increases in working capital (excluding cash) to support the growth we anticipate in the fourth quarter of this fiscal year and the next full fiscal year.

For the first nine-months of fiscal year 2022, free cash flow, which we define as net cash flow from operating activities less payments for property, plant and equipment, was $48,911, compared to $296,568 for the first nine-months of fiscal year 2021.  Adjusted free cash flow, which we define as free cash flow, plus the payments for costs related to business development activities and restructuring charges, was $52,398.  No adjustments were made to free cash flow for the first nine-months of fiscal year 2021.  The decrease in free cash flow for the first nine-months of fiscal year 2022 as compared to the same period of the prior fiscal year was primarily due to increases in working capital (excluding cash) to support the growth we anticipate in the fourth quarter of this fiscal year and the next full fiscal year, as well as production delays from supply chain disruptions, and higher payments for property, plant and equipment.  Free cash flow and adjusted free cash flow are non-U.S. GAAP financial measures.  A description of these measures as well as a reconciliation of these non-U.S. GAAP financial measures to the most directly comparable U.S. GAAP financial measures can be found under the caption “Non-U.S. GAAP Financial Measures” in this Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations.

At June 30, 2022, we held $99,701 in cash and cash equivalents and had total outstanding debt of $766,402.  We have additional borrowing availability of $940,684, net of outstanding letters of credit, under our revolving credit agreement.  At June 30, 2022, we also had additional borrowing capacity of $27,387 under various foreign lines of credit and foreign overdraft facilities.

RESULTS OF OPERATIONS

The following table sets forth condensed consolidated statements of earnings data as a percentage of net sales for each period indicated:

	Three-Months Ended				Nine-Months Ended
	June 30, 2022	% of Net Sales	June 30, 2021	% of Net Sales	June 30, 2022	% of Net Sales	June 30, 2021	% of Net Sales
Net sales	$614,332	100%	$556,675	100%	$1,742,757	100%	$1,675,615	100%
Costs and expenses:
Cost of goods sold	480,403	78.2%	422,457	75.9%	1,352,979	77.6%	1,258,340	75.1%
Selling, general, and administrative expenses	46,490	7.6%	48,021	8.6%	152,920	8.8%	148,461	8.9%
Research and development costs	32,224	5.2%	29,765	5.3%	90,000	5.2%	89,388	5.3%
Interest expense	8,533	1.4%	8,397	1.5%	25,036	1.4%	25,552	1.5%
Interest income	(353)	(0.1)%	(308)	(0.1)%	(1,494)	(0.1)%	(1,086)	(0.1)%
Other (income) expense, net	(3,252)	(0.5)%	(10,355)	(1.9)%	(18,813)	(1.1)%	(29,809)	(1.8)%
Total costs and expenses	564,045	91.8%	497,977	89.5%	1,600,628	91.8%	1,490,846	89.0%
Earnings before income taxes	50,287	8.2%	58,698	10.5%	142,129	8.2%	184,769	11.0%
Income tax expense	10,841	1.8%	9,837	1.8%	24,472	1.4%	26,025	1.6%
Net earnings	$39,446	6.4%	$48,861	8.8%	$117,657	6.8%	$158,744	9.5%

Other select financial data:

	June 30,	September 30,
	2022	2021
Working capital	$829,241	$1,098,466
Total debt	766,402	734,850
Total stockholders' equity	1,909,613	2,214,781

Net Sales

Consolidated net sales for the third quarter of fiscal year 2022 increased by $57,657, or 10.4%, compared to the same period of fiscal year 2021.  Consolidated net sales for the first nine-months of fiscal year 2022 increased by $67,142, or 4.0%, compared to the same period of fiscal year 2021.

Details of the changes in consolidated net sales are as follows:

	Three-Month Period	Nine-Month Period
Consolidated net sales for the period ended June 30, 2021	$556,675	$1,675,615
Aerospace volume	43,478	50,670
Industrial volume	11,943	8,268
Noncash consideration	517	(381)
Effects of changes in price and sales mix	19,418	38,970
Effects of changes in foreign currency rates	(17,699)	(30,385)
Consolidated net sales for the period ended June 30, 2022	$614,332	$1,742,757

The increase in consolidated net sales for both the third quarter of fiscal year 2022 and the first nine-months of fiscal year 2022, in each case as compared to the same period of the prior fiscal year, is primarily due to an increase in Aerospace sales volume, as well as the impact of price increases and a favorable product mix.

In the Aerospace segment, the increases in net sales for the third quarter of fiscal year 2022 and first nine-months of fiscal year 2022 as compared to the same periods of the prior fiscal year is primarily attributable to a significant increase in commercial OEM and aftermarket sales driven by higher OEM production rates and increasing aircraft utilization, partially offset by lower defense aftermarket sales primarily driven by global supply chain and labor disruptions. As of the third quarter of fiscal year 2022, Aerospace segment net sales were negatively impacted by approximately $55,000 due to ongoing global supply chain and labor disruptions.

In the Industrial segment, the decreases in net sales for the third quarter of fiscal year 2022 and first nine-months of fiscal year 2022 as compared to the same periods of the prior fiscal year were primarily attributable to a weakness in natural gas engines in China and by unfavorable foreign currency impacts, partially offset by higher marine sales driven by increased utilization of the in-service fleet as well as increased industrial turbomachinery sales supporting increasing demand for power generation and process industries. As of the third quarter of fiscal year 2022, Industrial segment net sales were negatively impacted by approximately $45,000 due to ongoing global supply chain and labor disruptions.

Costs and Expenses

Cost of goods sold increased by $57,946 to $480,403, or 78.2% of net sales, for the third quarter of fiscal year 2022, from $422,457, or 75.9% of net sales, for the third quarter of fiscal year 2021.  Cost of goods sold increased by $94,639 to $1,352,979, or 77.6% of net sales, for the first nine-months of fiscal year 2022, from $1,258,340, or 75.1% of net sales, for the first nine-months of fiscal year 2021.  The increase in cost of goods sold as a percentage of net sales in the third quarter and first nine-months of fiscal year 2022 compared to the same periods of the prior fiscal year was primarily due to net inflationary impacts on material and labor costs, increased Aerospace commercial OEM sales volume, which traditionally have lower margins than other Aerospace segment sales, as well as increases in manufacturing costs related to supply chain disruptions and inefficiencies related to training new members.

Gross margin (as measured by net sales less cost of goods sold, divided by net sales) was 21.8% for the third quarter of fiscal year 2022 and 22.4% for the first nine-months of fiscal year 2022, compared to 24.1% for the third quarter of fiscal year 2021 and 24.9% for the first nine-months of fiscal year 2021.  The decrease in gross margin for the third quarter and first nine-months of fiscal year 2022 as compared to the same period of the prior fiscal year is primarily attributable to net inflationary impacts on material and labor costs, increased Aerospace commercial OEM sales volume, which traditionally have lower margins than other Aerospace segment sales, as well as increases in manufacturing costs related to supply chain disruptions and inefficiencies related to training new members.

Selling, general and administrative expenses decreased by $1,531, or 3.2%, to $46,490 for the third quarter of fiscal year 2022, compared to $48,021 for the third quarter of fiscal year 2021. Selling, general, and administrative expenses as a percentage of net sales decreased to 7.6% for the third quarter of fiscal year 2022, compared to 8.6% for the third quarter of fiscal year 2021.

Selling, general, and administrative expenses increased by $4,459, or 3.0%, to $152,920 for the first nine-months of fiscal year 2022, compared to $148,461 for the first nine-months of fiscal year 2021.  Selling, general, and administrative expenses as a percentage of net sales decreased to 8.8% for the first nine-months of fiscal year 2022, compared to 8.9% for the first nine-months of fiscal year 2021.  The increase in selling, general and administrative expenses, for the first nine-months of fiscal year 2022 as compared to the same period of the prior fiscal year is primarily due to the incurrence of a certain expense in the first nine-months of fiscal year 2022 in connection with a non-recurring matter unrelated to the ongoing operations of the business, as well as certain business development activities, which in each case did not occur in the prior fiscal year period.

Research and development costs increased by $2,459, or 8.3%, to $32,224 for the third quarter of fiscal year 2022, as compared to $29,765 for the third quarter of fiscal year 2021.  As a percentage of net sales, research and development costs decreased to 5.2% for the third quarter of fiscal year 2022, as compared to 5.3% for the same period of the prior fiscal year.  The increase in research and development costs, for the third quarter of fiscal year 2022 as compared to the same period of the prior fiscal year is primarily due to variability in the timing of projects and expenses.

Research and development costs increased by $612, or 0.7%, to $90,000 for the first nine-months of fiscal year 2022, as compared to $89,388 for the first nine-months of fiscal year 2021.  Research and development costs decreased as a percentage of net sales to 5.2% for the first nine-months of fiscal year 2022, as compared to 5.3% for the first nine-months of fiscal year 2021.  The increase in research and development costs for the first nine-months of fiscal year 2022 as compared to the same period of the prior fiscal year is primarily due to variability in the timing of projects and expenses.  Our research and development activities extend across almost all of our customer base, and we anticipate ongoing variability in research and development due to the timing of customer business needs on current and future programs.

Interest expense increased by $136, or 1.6%, to $8,533 for the third quarter of fiscal year 2022, compared to $8,397 for the third quarter of fiscal year 2021.  Interest expense as a percentage of net sales was 1.4% for the third quarter of fiscal year 2022, compared to 1.5% for the third quarter of fiscal year 2021. Interest expense decreased by $516, or 2.0%, to $25,036 for the first nine-months of fiscal year 2022, compared to $25,552 for first nine-months of fiscal year 2021.  Interest expense as a percentage of net sales was 1.4% for the first nine-months of fiscal year 2022, compared to 1.5% for the first-nine months of fiscal year 2021. The increase in interest expense for the third quarter of fiscal year 2022 as compared to the same period of the prior fiscal year is primarily attributable to increased borrowings on the revolving credit facility that occurred during the quarter. The decrease in interest expense for the first nine-months of fiscal year 2022 as compared to the same period of the prior fiscal year is primarily attributable to reduced long-term debt balances.  In the first nine-months of fiscal year 2021, we paid the entire balance of two series of private placement notes totaling $100,000, primarily using cash from operations and proceeds from our revolving credit facility.

Other income decreased by $7,103 to $3,252 for the third quarter of fiscal year 2022, compared to $10,355 for the third quarter of fiscal year 2021.  Other income decreased by $10,996 to $18,813 for the first nine-months of fiscal year 2022, compared to $29,809 for the first nine-months of fiscal year 2021.  The decrease in other income for the third quarter and first nine-months of fiscal year 2022 as compared to the same periods of the prior fiscal year is primarily attributable to a loss on investments in our deferred compensation program, whereas a gain on investments was recognized in the prior fiscal year.

Income taxes were provided at an effective rate on earnings before income taxes of 21.6% for the third quarter of fiscal year 2022 and 17.2% for the first nine-months of fiscal year 2022, as compared to 16.8% for the third quarter of fiscal year 2021 and 14.1% for the first nine-months of fiscal year 2021.

The increase in the effective tax rate for the three-months ended June 30, 2022 as compared to the three-months ended June 30, 2021 is primarily attributable to decreased stock-based compensation tax benefit and an adjustment to prior period tax items related to Global Intangible Low-Taxed Income (“GILTI”) that did not repeat in the current quarter. These unfavorable impacts to the effective tax rate were partially offset by the prior quarter discrete impact of the enactment of a retroactive law disallowing foreign interest expense.

The increase in the effective tax rate for the nine-months ended June 30, 2022 as compared to the nine-months ended June 30, 2021 is primarily attributable to decreased stock-based compensation tax benefit as a percent of year-to-date pre-tax earnings, an adjustment to prior period tax items related to GILTI that did not repeat in the current fiscal year, and increased state income taxes relative to full-year projected earnings. These unfavorable impacts to the effective tax rate were partially offset by a reduction in the U.S. tax on international activities.

Segment Results

The following table presents sales by segment:

	Three-Months Ended June 30,				Nine-Months Ended June 30,
	2022		2021		2022		2021
Net sales:
Aerospace	$401,712	65.4%	$340,912	61.2%	$1,110,904	63.7%	$1,027,285	61.3%
Industrial	212,620	34.6%	215,763	38.8%	631,853	36.3%	648,330	38.7%
Consolidated net sales	$614,332	100%	$556,675	100%	$1,742,757	100%	$1,675,615	100%

The following table presents earnings by segment and reconciles segment earnings to consolidated net earnings:

	Three-Months Ended June 30,		Nine-Months Ended June 30,
	2022	2021	2022	2021
Aerospace	$56,566	$53,167	$167,458	$168,641
Industrial	21,102	27,166	62,029	87,925
Nonsegment expenses	(19,201)	(13,546)	(63,816)	(47,331)
Interest expense, net	(8,180)	(8,089)	(23,542)	(24,466)
Consolidated earnings before income taxes	50,287	58,698	142,129	184,769
Income tax expense	(10,841)	(9,837)	(24,472)	(26,025)
Consolidated net earnings	$39,446	$48,861	$117,657	$158,744

The following table presents segment earnings as a percent of segment net sales:

	Three-Months Ended June 30,		Nine-Months Ended June 30,
	2022	2021	2022	2021
Aerospace	14.1%	15.6%	15.1%	16.4%
Industrial	9.9%	12.6%	9.8%	13.6%

Aerospace

Aerospace segment net sales increased by $60,800, or 17.8%, to $401,712 for the third quarter of fiscal year 2022, compared to $340,912 for the third quarter of fiscal year 2021.  Aerospace segment net sales increased by $83,619, or 8.1%, to $1,110,904 for the first nine-months of fiscal year 2022, compared to $1,027,285 for the first nine-months of fiscal year 2021.  The increase in segment net sales in the third quarter and first nine-months of fiscal year 2022 as compared to the same periods of the prior fiscal year is primarily due to significantly higher commercial OEM and aftermarket sales, partially offset by supply chain disruptions and inefficiencies related to training new members.

Defense OEM sales decreased in the third quarter and first nine-months of fiscal year 2022 as compared to the same periods of the prior fiscal year, primarily driven by global supply chain and labor disruptions.  Our defense aftermarket sales decreased in the third quarter and first nine-months of fiscal year 2022 as compared to the same periods of the prior fiscal year, primarily driven by global supply chain and labor disruptions.  However, with the exception of guided weapons, defense demand remained stable at elevated levels.

As of the third quarter of fiscal year 2022, Aerospace segment net sales were negatively impacted by approximately $55,000 due to global supply chain and labor disruptions.

Aerospace segment earnings increased by $3,399, or 6.4%, to $56,566 for the third quarter of fiscal year 2022, compared to $53,167 for the third quarter of fiscal year 2021.  Aerospace segment earnings decreased by $1,183, or 0.7%, to $167,458 for the first nine-months of fiscal year 2022, compared to $168,641 for the first nine-months of fiscal year 2021.

The increase in Aerospace segment earnings for the third quarter of fiscal year 2022 and the decrease in Aerospace segment earnings for the first nine-months of fiscal year 2022, in each case as compared to the same period of the prior fiscal year, was due to the following:

	Three-Month Period	Nine-Month Period
Earnings for the period ended June 30, 2021	$53,167	$168,641
Sales volume	21,545	29,262
Price, sales mix and productivity	(4,981)	(13,451)
Manufacturing costs related to hiring and training	(5,581)	(13,098)
Annual variable incentive compensation costs	(2,053)	(4,608)
Other, net	(5,531)	712
Earnings for the period ended June 30, 2022	$56,566	$167,458

The increase in Aerospace segment earnings in the third quarter of fiscal year 2022 as compared to the same period of the prior fiscal year was primarily due to significantly higher commercial OEM and aftermarket sales, partially offset by increases in manufacturing costs related to supply chain disruptions and inefficiencies related to training new members, as well as net inflationary impacts on material and labor costs. The decrease in Aerospace segment earnings for the first nine-months of fiscal year 2022 as compared to the same period of the prior year was primarily due to net inflationary impacts, as well as increases in manufacturing costs related to supply chain disruptions and inefficiencies related to hiring and training, partially offset by higher commercial OEM and aftermarket sales volume.  Aerospace segment earnings as a percentage of segment net sales were 14.1% for the third quarter of fiscal year 2022 and 15.1% for the first nine-months of fiscal year 2022, compared to 15.6% for the third quarter of fiscal year 2021 and 16.4% for the first nine-months of fiscal year 2021.

Industrial

Industrial segment net sales decreased by $3,143, or 1.5%, to $212,620 for the third quarter of fiscal year 2022, compared to $215,763 for the third quarter of fiscal year 2021.  Industrial segment net sales decreased by $16,477, or 2.5%, to $631,853 for the first nine-months of fiscal year 2022, compared to $648,330 for the first nine-months of fiscal year 2021.  Foreign currency exchange rates had an unfavorable impact on segment net sales of $16,422 and $28,824 for the third quarter and first nine-months of fiscal year 2022, respectively, as compared to the same periods of the prior fiscal year.

The decrease in Industrial segment net sales in the third quarter and first nine-months of fiscal year 2022 was primarily due to lower sales of natural gas-powered engines in China and unfavorable foreign currency exchange rates, partially offset by increased marine sales driven by higher utilization of the in-service fleet as well as greater industrial turbomachinery sales supporting increasing demand for power generation and process industries.

As of the third quarter of fiscal year 2022, Industrial segment net sales were negatively impacted by approximately $45,000 due to global supply chain and labor disruptions.

Industrial segment earnings decreased by $6,064, or 22.3%, to $21,102 for the third quarter of fiscal year 2022, compared to $27,166 for the third quarter of fiscal year 2021.  Segment earnings decreased by $25,896, or 29.5%, to $62,029 for the first nine-months of fiscal year 2022, compared to $87,925 for the first nine-months of fiscal year 2021.

The decrease in Industrial segment earnings for the third quarter and first nine-months of fiscal year 2022 compared to the same periods of the prior fiscal year was due to the following:

	Three-Month Period	Nine-Month Period
Earnings for the period ended June 30, 2021	$27,166	$87,925
Sales volume	6,380	4,801
Price, sales mix and productivity	(2,944)	(12,196)
Manufacturing costs related to hiring and training	(1,641)	(5,369)
Effects of changes in foreign currency rates	(3,310)	(5,186)
Annual variable incentive compensation costs	(581)	(1,676)
Other, net	(3,968)	(6,270)
Earnings for the period ended June 30, 2022	$21,102	$62,029

The decrease in Industrial segment earnings in the third quarter was primarily due to net inflationary impacts on material and labor costs, as well as increases in manufacturing costs related to supply chain disruptions and inefficiencies related to training new members, partially offset by higher sales volume. The decrease in Industrial segment earnings for the first nine-months of fiscal year 2022 as compared to the same period of the prior year was primarily due to unfavorable product mix, unfavorable foreign currency impacts, net inflationary impacts, as well as increases in manufacturing costs related to supply chain disruptions and inefficiencies related to hiring and training. Industrial segment earnings as a percentage of segment net sales were 9.9% for the third quarter and 9.8% for the first nine-months of fiscal year 2022, compared to 12.6% for the third quarter and 13.6% for the first nine-months of fiscal year 2021.

Nonsegment

Nonsegment expenses increased by $5,655 to $19,201 for the third quarter of fiscal year 2022, compared to $13,546 for the third quarter of fiscal year 2021.  The increase in nonsegment expenses for the third quarter was primarily a result of the timing of certain expenses and the return of annual variable incentive compensation costs. Nonsegment expenses increased by $16,485 to $63,816 for the first nine-months of fiscal year 2022, compared to $47,331 for the first nine-months of fiscal year 2021. The increase in nonsegment expenses in the first nine-months of fiscal year 2022 compared to the same period in the prior year was primarily a result of the timing of certain expenses, the return of annual variable incentive compensation costs, as well as a non-recurring matter unrelated to the ongoing operations of the business and certain business development activities, neither of which occurred in the first nine-months of fiscal year 2021.

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

At June 30, 2022, we had total outstanding debt of $766,402 consisting of various series of unsecured notes due between 2023 and 2033 and obligations under our finance leases.

At June 30, 2022, we had $49,200 outstanding on our revolving credit facility, all of which is classified as short-term borrowings based on our intent and ability to pay this amount in the next twelve months. Revolving credit facility and short-term borrowing activity during the nine-months ended June 30, 2022 were as follows:

Maximum daily balance during the period	$208,100
Average daily balance during the period	$43,384
Weighted average interest rate on average daily balance	1.99%

At June 30, 2022, we had additional borrowing availability of $940,684 under our revolving credit facility, net of outstanding letters of credit, and additional borrowing availability of $27,387 under various foreign credit facilities.

To our knowledge, we were in compliance with all our debt covenants as of June 30, 2022.  Additionally, we do not believe the current known impacts of the COVID-19 pandemic will affect our ability to remain in compliance with our debt covenants.  See Note 15, Credit facilities, short-term borrowings and long-term debt in the Notes to the Consolidated Financial Statements included in Part II, Item 8 of our most recently filed Form 10-K, for more information about our covenants.

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

In November 2019, the Board had authorized a program for the repurchase of up to $500,000 of Woodward’s outstanding shares of common stock on the open market or in privately negotiated transactions over a three-year period that was scheduled to expire in November 2022 (the “2019 Authorization”).  During the the first nine-months of fiscal year 2022, we repurchased 233 shares of our common stock for $26,742 under the 2019 Authorization.  During the first nine-months of fiscal year 2021, we repurchased no shares of our common stock under the 2019 Authorization.

In January 2022, the Board terminated the 2019 Authorization and concurrently authorized a program for the repurchase of up to $800,000 of Woodward’s outstanding shares of common stock on the open market or in privately negotiated transactions over a two-year period ending in January 2024 (the “2022 Authorization”).  During the first nine-months of fiscal year 2022, we repurchased 3,441 shares of our common stock for $400,975 under the 2022 Authorization.

We believe that cash flows from operations, along with our contractually committed borrowings and other borrowing capability, will continue to be sufficient to fund anticipated capital spending requirements and our operations for the foreseeable future.  However, we could be adversely affected if the financial institutions providing our capital requirements refuse to honor their contractual commitments, cease lending, or declare bankruptcy.  We believe the lending institutions participating in our credit arrangements are financially stable and do not currently foresee adverse impacts to financial institutions supporting our capital requirements.

Cash Flows

	Nine-Months Ended June 30,
	2022	2021
Net cash provided by operating activities	$86,016	$317,915
Net cash (used in) investing activities	(29,415)	(18,966)
Net cash (used in) financing activities	(404,966)	(94,729)
Effect of exchange rate changes on cash and cash equivalents	(396)	4,517
Net change in cash and cash equivalents	(348,761)	208,737
Cash and cash equivalents, including restricted cash, at beginning of year	448,462	153,270
Cash and cash equivalents, including restricted cash, at end of period	$99,701	$362,007

Net cash flows provided by operating activities for the first nine-months of fiscal year 2022 was $86,016, compared to $317,915 for the same period of fiscal year 2021.  The decrease in net cash provided by operating activities in the first nine-months of fiscal year 2022 as compared to the first nine-months of the prior fiscal year is primarily attributable to increases in working capital (excluding cash) to support anticipated growth in the fourth quarter of fiscal year 2022 and the next full fiscal year, and the timing of cash payments to suppliers.

Net cash flows used in investing activities for the first nine-months of fiscal year 2022 was $29,415, compared to net cash flows used in investing activities of $18,966 for the same period of fiscal year 2021.  The increase in cash flows used in investing activities in the first nine-months of fiscal year 2022 as compared to the first nine-months of the prior fiscal year is primarily due to increased payments for property, plant and equipment, partially offset by certain proceeds received in the third quarter of fiscal year 2022 in connection with the sale of the renewable power systems business and other related businesses.

Net cash flows used in financing activities for the first nine-months of fiscal year 2022 was $404,966, compared to $94,729 for the same period of fiscal year 2021.  The increase in net cash flows used in financing activities in the first nine-months of fiscal year 2022 as compared to the first nine-months of the prior fiscal year is primarily attributable to repurchases of common stock, partially offset by the change in net debt payments.  During the first nine-months of fiscal year 2022, we made $440,233 of cash repurchases of common stock, while there were no such repurchases in the first nine-months of fiscal year 2021.  During the first nine-months of fiscal year 2022, we had net debt payments in the amount of $48,566, compared to net debt payments in the amount of $101,214 in the first nine-months of fiscal year 2021.

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

The reconciliation of net earnings and earnings per share to adjusted net earnings and adjusted earnings per share, respectively, is shown in the tables below:

	Three-Months Ended June 30,
	2022		2021
	Net Earnings	Earnings Per Share	Net Earnings	Earnings Per Share
Net earnings (U.S. GAAP)	$39,446	$0.64	$48,861	$0.74
Non-U.S. GAAP adjustments:
Non-recurring matter unrelated to the ongoing operations of the business, net of tax	—	—	—	—
Business development activities, net of tax	—	—	—	—
Non-U.S. GAAP adjustments	—	—	—	—
Adjusted net earnings (Non-U.S. GAAP)	$39,446	$0.64	$48,861	$0.74

	Nine-Months Ended June 30,
	2022		2021
	Net Earnings	Earnings Per Share	Net Earnings	Earnings Per Share
Net earnings (U.S. GAAP)	$117,657	$1.84	$158,744	$2.42
Non-U.S. GAAP adjustments:
Non-recurring matter unrelated to the ongoing operations of the business, net of tax	2,454	0.04	—	—
Business development activities, net of tax	2,236	0.03	—	—
Total non-U.S. GAAP adjustments	4,690	0.07	—	—
Adjusted net earnings (Non-U.S. GAAP)	$122,347	$1.91	$158,744	$2.42

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

EBIT and adjusted EBIT reconciled to net earnings were as follows:

	Three-Months Ended June 30,		Nine-Months Ended June 30,
	2022	2021	2022	2021
Net earnings (U.S. GAAP)	$39,446	$48,861	$117,657	$158,744
Income tax expense	10,841	9,837	24,472	26,025
Interest expense	8,533	8,397	25,036	25,552
Interest income	(353)	(308)	(1,494)	(1,086)
EBIT (Non-U.S. GAAP)	58,467	66,787	165,671	209,235
Non-U.S. GAAP adjustments:
Non-recurring matter unrelated to the ongoing operations of the business	—	—	3,272	—
Business development activities	—	—	2,982	—
Total non-U.S. GAAP adjustments	—	—	6,254	—
Adjusted EBIT (Non-U.S. GAAP)	$58,467	$66,787	$171,925	$209,235

EBITDA and adjusted EBITDA reconciled to net earnings were as follows:

	Three-Months Ended June 30,		Nine-Months Ended June 30,
	2022	2021	2022	2021
Net earnings (U.S. GAAP)	$39,446	$48,861	$117,657	$158,744
Income tax expense	10,841	9,837	24,472	26,025
Interest expense	8,533	8,397	25,036	25,552
Interest income	(353)	(308)	(1,494)	(1,086)
Amortization of intangible assets	9,309	10,526	28,584	31,555
Depreciation expense	20,618	21,717	62,674	66,244
EBITDA (Non-U.S. GAAP)	88,394	99,030	256,929	307,034
Non-U.S. GAAP adjustments:
Non-recurring matter unrelated to the ongoing operations of the business	—	—	3,272	—
Business development activities	—	—	2,982	—
Total non-U.S. GAAP adjustments	—	—	6,254	—
Adjusted EBITDA (Non-U.S. GAAP)	$88,394	$99,030	$263,183	$307,034

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

Free cash flow and adjusted free cash flow reconciled to net cash provided by operating activities were as follows:

	Nine-Months Ended June 30,
	2022	2021
Net cash provided by operating activities (U.S. GAAP)	$86,016	$317,915
Payments for property, plant and equipment	(37,105)	(21,347)
Free cash flow (Non-U.S. GAAP)	$48,911	$296,568
Cash paid for business development activities	2,982	—
Cash paid for restructuring charges	505	—
Adjusted free cash flow (Non-U.S. GAAP)	$52,398	$296,568

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

We have established disclosure controls and procedures, which are designed to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Act”) is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.  These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Act is accumulated and communicated to management, including our Principal Executive Officer (Charles (“Chip”) P. Blankenship, Jr., Chairman of the Board, Chief Executive Officer and President) and Principal Financial and Accounting Officer (Mark D. Hartman, Chief Financial Officer), as appropriate, to allow timely decisions regarding required disclosures.

Chip P. Blankenship, Jr. and Mark D. Hartman evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15 under the Securities Exchange Act of 1934, as amended, or the Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q.  Based on their evaluations, they concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2022.

There have not been any changes in our internal controls over financial reporting during the quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities (In thousands, except for shares and per share amounts)	Total Number of Shares Purchased	Weighted Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares that may yet be Purchased under the Plans or Programs at Period End (1)
April 1, 2022 through April 30, 2022 (2)	892,965	$117.83	892,603	$449,462
May 1, 2022 through May 31, 2022 (2)	501,312	$100.66	501,043	$399,025
June 1, 2022 through June 30, 2022 (2)	433	$92.49	—	$399,025

(1)

In January 2022, the Board terminated the 2019 Authorization and concurrently authorized a program for the repurchase of up to $800,000 of Woodward’s outstanding shares of common stock on the open market or in privately negotiated transactions over a two-year period ending in January 2024 (the “2022 Authorization”).

(2)

Under a trust established for the purposes of administering the Woodward Executive Benefit Plan, 362 shares of common stock were acquired in April 2022, 10 shares of common stock were acquired in May 2022, and 433 shares of common stock were acquired in June 2022 on the open market related to the deferral of compensation by certain eligible members of Woodward’s management who irrevocably elected to invest some or all of their deferred compensation in Woodward common stock.  In addition, 259 shares of common stock were acquired in May 2022 on the open market related to the reinvestment of dividends for shares of treasury stock held for deferred compensation.  Shares owned by the trust, which is a separate legal entity, are included in "Treasury stock held for deferred compensation" in the Condensed Consolidated Balance Sheets.

Item 6.	Exhibits

Exhibits filed as part of this Report are listed in the Exhibit Index.

WOODWARD, INC.

EXHIBIT INDEX

	Exhibit Number	Description
*	31.1	Rule 13a-14(a)/15d-14(a) certification of Charles P. Blankenship, Jr.
*	31.2	Rule 13a-14(a)/15d-14(a) certification of Mark D. Hartman
*	32.1	Section 1350 certifications
*	101

The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Earnings, (iii) Condensed Consolidated Statements of Comprehensive Earnings, (iv) Condensed Consolidated Statements of Cash Flows, (v) Condensed Consolidated Statements of Stockholders’ Equity, and (vi) Notes to Condensed Consolidated Financial Statements.

*	104	Cover page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*   Filed as an exhibit to this Report

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WOODWARD, INC.
Date: August 5, 2022	/s/ Charles P. Blankenship, Jr.
Charles P. Blankenship, Jr.
Chairman of the Board, Chief Executive Officer, and President (on behalf of the registrant and as the registrant’s Principal Executive Officer)

Date: August 5, 2022	/s/ Mark D. Hartman
Mark D. Hartman
Chief Financial Officer (on behalf of the registrant and as the registrant’s Principal Financial and Accounting Officer)