Form 10-K
period 2022-09-30
Woodward, Inc.
filed 2022-11-18
CIK 108312

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2022

or

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

Aggregate market value of registrant’s common stock held by non-affiliates of the registrant, based upon the closing price of a share of the registrant’s common stock on March 31, 2022 as reported on The NASDAQ Global Select Market on that date:  $5,399,170.  For purposes of this calculation, shares of common stock held by (i) persons holding more than 5% of the outstanding shares of stock, (ii) officers and directors of the registrant, and (iii) the Woodward Governor Company Profit Sharing Trust, Woodward Governor Company Deferred Shares Trust, or the Woodward Charitable Trust, as of March 31, 2022, are excluded in that such persons may be deemed to be affiliates.  This determination is not necessarily conclusive of affiliate status.

As of November 17, 2022, 59,763,750 shares of the registrant’s common stock with a par value of $0.001455 per share were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of our proxy statement for the Annual Meeting of Stockholders to be held virtually on January 25, 2023, are incorporated by reference into Parts II and III of this Form 10-K, to the extent indicated.

Forward Looking Statements

This Annual Report on Form 10-K, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements regarding future events and our future results within the meaning of the Private Securities Litigation Reform Act of 1995.  All statements other than statements of historical fact are statements that are deemed forward-looking statements.  These statements are based on current expectations, estimates, forecasts, and projections about the industries in which we operate and the beliefs and assumptions of management.  Words such as “anticipate,” “believe,” “estimate,” “seek,” “goal,” “expect,” “forecast,” “intend,” “continue,” “outlook,” “plan,” “project,” “target,” “strive,” “can,” “could,” “may,” “should,” “will,” “would,” variations of such words, and similar expressions are intended to identify such forward-looking statements.  In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, and other characteristics of future events or circumstances are forward-looking statements.  Forward-looking statements may include, among others, statements relating to:

•	the impacts on our business relating to the global COVID-19 pandemic and measures taken by governments and private industry in response, including the impacts to supply and demand;
•	the effect of economic trends, including rising inflation, and global supply chain and labor pressures;
•	the effect of geopolitical events, including the Russia-Ukraine conflict on our business and the markets in which we operate;
•	future sales, earnings, cash flow, uses of cash, and other measures of financial performance, including our ability to accurately predict such performance;
•	trends in our business and the markets in which we operate, including expectations in those markets in future periods;
•	our expected expenses in future periods and trends in such expenses over time;
•	descriptions of our plans and expectations for future operations;
•	plans and expectations relating to the performance of our joint venture with General Electric Company;
•	the expected levels of activity in particular industries or markets and the effects of changes in those levels;
•	the scope, nature, or impact of acquisition activity and integration of such acquisition into our business;
•	the research, development, production, and support of new products and services;
•	restructuring and alignment costs and savings;
•	our plans, objectives, expectations and intentions with respect to business opportunities that may be available to us;
•	our liquidity, including our ability to meet capital spending requirements and operations;
•	future repurchases of common stock;
•	future levels of indebtedness and capital spending;
•	the stability of financial institutions, including those lending to us;
•	pension and other postretirement plan assumptions and future contributions; and
•	our tax rate and other effects of the changes in U.S. federal tax law.

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

Markets and Principal Lines of Business

We serve the aerospace and industrial markets through our two reportable segments – Aerospace and Industrial.  Our customers require technological solutions to meet their needs for performance, efficiency, and reliability, and to reduce cost of operation of their products.

Within the aerospace market, we provide systems, components and solutions for both commercial and defense applications. Our aerospace systems and components optimize the performance of fixed wing and rotorcraft platforms in commercial, business and military aircraft, missiles, weapons and space, ground vehicles and other equipment. Our key focus areas within this market are propulsion and combustion control solutions for turbine powered aircraft; and fluid and motion control solutions for critical aerospace and defense applications.

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

We have significant content on a wide variety of commercial aircraft, rotorcraft and business jet platforms, such as the Airbus A320neo, Boeing 737 MAX and 787, Bell 429 and Gulfstream G650. We also have significant content on defense applications such as Blackhawk and Apache helicopters, F-15 and F-35 fighter jets, and guided tactical weapons.

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

Customers

Sales to our five largest customers represented approximately 43% of our consolidated net sales for the fiscal year ended September 30, 2022 and 45% in fiscal year ended September 30, 2021.

Sales to our largest customer, General Electric Company (“GE”), in each of the fiscal years ended September 30, 2022 and September 30, 2021, accounted for approximately 11% of our consolidated net sales. Accounts receivable from GE represented approximately 10% of accounts receivable at September 30, 2022 and September 30, 2021. Sales to our second largest customer in fiscal year 2022, Raytheon Technologies, accounted for approximately 11% of our consolidated net sales in the fiscal year ended September 30, 2022 and 9% in the fiscal year ended September 30, 2021. Accounts receivable from Raytheon Technologies totaled approximately 6% of accounts receivable at September 30, 2022, and 5% at September 30, 2021. We believe GE, Raytheon Technologies, and our other significant customers are creditworthy and will be able to satisfy their credit obligations to us.

The customers who account for approximately 10% or more of net sales of each of Woodward’s reportable segments are as follows:

	For the Year Ended September 30,
	2022	2021
Aerospace	Raytheon Technologies, The Boeing Company, GE	The Boeing Company, Raytheon Technologies, GE
Industrial	Rolls-Royce PLC, Wärtsilä, Caterpillar	Rolls-Royce PLC, Weichai Westport, GE

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

Some of our customers are affiliated with our competitors through ownership or joint venture agreements.  For example, Pratt & Whitney, one of our customers, is affiliated with Raytheon Technologies, one of our competitors.  Similarly, GE Aviation has a joint venture (“JV”) with Parker Hannifin for the supply of fuel nozzles. We also have partnered with our customers in the past, such as our strategic JV with one of our largest customers, GE, acting through its GE Aerospace business unit.

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

We compete with numerous companies that specialize in various engine, turbine, and power management products, and our OEM customers are often capable of developing and manufacturing similar products internally. Many of our customers are large global OEMs that require suppliers to support them around the world and to meet increasingly higher requirements in terms of safety, quality, delivery, reliability and cost. Competitors include Emerson, EControls, Heinzmann GmbH & Co., Hoerbiger, Meggitt, Robert Bosch AG, and Triconix. OEM customers with internal capabilities for similar products include Caterpillar, Cummins, GE, Rolls-Royce Power Systems, Wärtsilä, and Weichai Westport.

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

Sales made directly to U.S. Government agencies and entities, or indirectly through third party manufacturers utilizing Woodward parts and subassemblies, collectively represented 23% of our sales for fiscal year 2022 and 29% of our sales for fiscal year 2021.

Seasonality

We believe our sales, in total or in either reportable segment, are not subject to significant seasonal variation.  However, our sales have generally been lower in the first quarter of our fiscal year as compared to the immediately preceding quarter due to fewer working days resulting from the observance of various holidays and scheduled plant shutdowns for annual maintenance.

Sales Order Backlog

For each of our reportable segments, we have elected to quantify backlog in a manner consistent with the definition of remaining performance obligations. Our remaining performance obligations by segment, excluding material rights, as of October 31, 2022 and 2021 is shown in the table below.

	October 31, 2022	October 31, 2022 Percent Expected to be satisfied by September 30, 2023	October 31, 2021
Aerospace	$1,198,571	74%	$1,009,101
Industrial	374,324	94	261,074
	$1,572,895	79%	$1,270,175

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

We developed the fuel system, air management system, and actuation hardware for CFM International’s LEAP engine program. We also developed actuation system, combustion system and oil system components for Pratt & Whitney’s Geared Turbo Fan (“GTF” or “PurePower”) engine program. We continue to support GE and CFM for improvements to the LEAP fuel system, and Collins Aerospace and Pratt & Whitney for improvements to the PurePower engine programs.

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

Human Capital

Our employees (whom we call “members”) are Woodward’s most valuable resource for current and future success.  We promote an environment that ensures safety, encourages diversity and inclusion, fosters growth and self-development, and provides meaningful work. All members participate in our success through attractive and aligned total rewards programs. Notable programs we offer to our full-time members include:

•	employer sponsored health insurance;
•	employer 401(k) matching contributions;
•	annual Woodward stock contributions for U.S. members;
•	a tuition assistance program;
•	training and professional development courses through our Woodward University curriculum; and
•	other values-based and technical development training

Tenure of all employees averages nearly 11 years, reflective of our positive workplace culture. Our recruiting team uses internal and external resources to recruit highly skilled and talented workers, and we encourage and reward employee referrals for open positions.

In addition to our comprehensive investment in our members’ success, we strive to maintain an inclusive environment that values and leverages the uniqueness of each member to the benefit of all our stakeholders. We view the combination of diverse perspectives and backgrounds as a powerful force for innovation. To promote diversity and our core principles, we emphasize dignity, value, and equality of all members, regardless of race, color, religion, age, gender or sexual orientation, through our actions and the workplace training programs we provide. We continually strive to harness the diversity of our global workforce by cultivating a climate that permits all our members to bring their authentic selves to work every day.

The health and safety of our members is also a top priority. We have implemented appropriate procedures and precautions to ensure the continued safety and well-being of members. We strive to comply with all federal and local workplace laws and regulations where we do business. We are always looking for ways to exceed compliance standards by utilizing continuous improvement discipline to proactively eliminate risks in the workplace.

As of October 31, 2022, we employed approximately 8,300 full-time members of which approximately 2,500 were located outside of the United States, with the majority of such members located in Germany, Poland and China.

Member engagement drives better business results, and Woodward conducts biannual employee engagement surveys to give our members a voice in their work experience. In 2022, more than 68% of our members participated in our employee engagement surveys. These surveys help identify key engagement drivers at Woodward and areas where we have opportunity to improve. This has resulted in action plans at all levels of the organization and drives continuous conversations on the things that matter most to members and their teams.

In the United States, approximately 13% of our total full-time workforce were union members as of October 31, 2022. All union members in the United States work for our Aerospace segment. The collective bargaining agreements with our union members are generally renewed through contract renegotiation near the contract expiration dates. The MPC Employees Representative Union contract, which covered 710 members as of October 31, 2022, expires September 30, 2025. The Local Lodge 727-N International Association of Machinists and Aerospace Workers agreement, which covers 407 members as of October 31, 2022, expires April 23, 2024.

In Germany, approximately 12% of our total full-time workforce were union members as of October 31, 2022, all of whom work for our Industrial segment. Our Woodward L’Orange members are part of the IG Metall union in Germany. IG Metall covered 961 members as of October 31, 2022.

We believe we have good, collaborative relationships with our union members and the representative unions.

Almost all of our other members in the United States were at-will members as of October 31, 2022, and therefore, not subject to any type of employment contract or agreement. Our executive officers each have severance and change-in-control agreements which have been filed with the SEC.

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

As of September 30, 2022, our Consolidated Balance Sheets includes $460,580 of net intangible assets. This value represents the carrying values, net of amortization, of certain assets acquired in various business acquisitions and does not purport to represent the fair value of our acquired intellectual property as of September 30, 2022.

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

Available Information

Through a link on the Investor Information section of our website, www.woodward.com, we make available, free of charge, the following filings as soon as reasonably practicable after they are electronically filed or furnished to the SEC: our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, Proxy Statements on Schedule 14A, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as well as Section 16 reports of our officers and directors. The Securities and Exchange Commission (the “SEC”) also maintains a website that contains our SEC filings. The address of the site is www.sec.gov.  We provide notifications of news or announcements regarding our financial performance, including SEC filings, investor events, press and earnings releases as part of our investor relations website. We have used, and intend to continue to use, our investor relations website, as well as the following as of the date of this filing, as means of disclosing material non-public information and for complying with the disclosure obligations under Regulation FD:

•	Twitter: @woodward_inc
•	Facebook: Facebook.com/woodwardinc
•	Instragram: @woodward_inc
•	LinkedIn: Linkedin.com/company/woodward
•	YouTube: YouTube.com/user/woodwardinc

None of the information contained on our website, or the above-mentioned social media sites, is incorporated into this document by reference.

Item 1A.	Risk Factors

The following summarizes important factors that could individually, or together with one or more other factors, affect our business, results of operations, financial condition, and/or cash flows:

COVID-19 Pandemic Risks

The global COVID-19 pandemic (COVID-19) has led to significant volatility in virtually all product, service and economic markets, including financial markets, commodities (including oil and gas) and other industries (including the aviation industry), which has impacted our business, financial results and the achievement of our strategic objectives.

Global health concerns pertaining to COVID-19 and related government actions taken to reduce the spread of the virus and otherwise in response to the effects of the virus have impacted the economic environment, significantly increased economic uncertainty and reduced economic activity. The pandemic has also caused disruptions in global trade and labor markets. These have impacted global supply chain, which could impact the timeliness of shipments.

COVID-19 has adversely impacted, and will continue to adversely impact, our business, operations, financial condition, capital and results of operations. The extent of these impacts, particularly over time, depends on future developments, which are highly uncertain and difficult to predict, including, but not limited to, (i) the duration and magnitude of the pandemic, (ii) the actions taken to contain the virus or treat its impact, (iii) the impact of economic stimulus measures, and (iv) the extent to which economic and operating conditions and consumer and business spending return to their pre-pandemic levels.

The spread of COVID-19 has caused us to modify our business practices and operations, including enhancing our operations management teams and global supply chain to ensure the Company is efficiently utilizing inventory on hand, as well as increasing our internal processing capabilities. Moreover, we expect that the effects of the COVID-19 pandemic will heighten many of the other risks described herein.

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

A significant portion of our revenue is concentrated among a relatively small number of customers. We have fewer customers than many companies with similar sales volumes. For the fiscal year ended September 30, 2022, sales to our largest 5 customers represented approximately 43% of our consolidated net sales and approximately 41% of our accounts receivable. If any of our significant customers were to change suppliers, in-source production, institute significant restructuring or cost-cutting measures, or experience financial distress, these significant customers may substantially reduce, or otherwise be unable to pay for, purchases from us. Accordingly, our consolidated net sales could decrease significantly, or we may experience difficulty collecting, or be unable to collect, amounts due and payable, which could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

In October 2018 and March 2019, two commercial aircraft accidents led to the grounding by the Federal Aviation Administration (“FAA”) and other regulators of the Boeing 737 MAX aircraft, on which we have significant content. The grounding of the Boeing 737 MAX aircraft by the FAA and other regulators, which started in March of 2019 and continued through November 2020, caused deliveries of that aircraft to be zero in fiscal year 2020. As the aircraft return to service progresses, having been recertified in every jurisdiction except China, we anticipate a large majority of the deliveries missed in fiscal years 2019 through 2022 will be fulfilled in future periods, although at a slower rate than previously estimated. Although we anticipate a slow recovery of the OEM and a slightly better recovery of the initial provisioning sales as the aircraft’s return to service progresses, the previous grounding of the Boeing 737 MAX could further decrease our OEM and initial provisioning sales for the 737 MAX and CFM LEAP engines in the near term, which could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

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

In January 2016, Woodward and GE, acting through its GE Aerospace business unit, consummated the formation of a strategic joint venture between Woodward and GE (the “JV”). The JV agreement does not restrict Woodward from entering into any market; however, consolidation in the aircraft engine market is increasingly prevalent, resulting in fewer engine manufacturers, and thus it may become more difficult for Woodward to secure new business with GE competitors on similar product applications both within and outside the specific JV market space. Additionally, if GE fails to win new content in the market space covered by the JV, Woodward may be prevented from expanding content on future commercial aircraft engines in those markets.

General Commercial, Financial, and Regulatory Risks

Suppliers may be unable to provide us with materials of sufficient quality or quantity to meet our production needs at favorable prices or at all which may adversely affect our revenue and margins.

We are dependent upon suppliers for parts and raw materials used in the manufacture of products that we sell to our customers, and our raw material costs are subject to commodity market fluctuations and were impacted by the current inflationary environment. We have experienced shortages of certain parts and raw materials due to the ongoing supply chain disruptions. We may continue to experience shortages of parts or raw materials for the same or other reasons, such as the loss of a significant supplier, high overall demand creating shortages in parts and supplies we use, financial distress, work stoppages, natural disasters, fluctuations in commodity prices, the imposition of tariffs or other duties, or production or distribution difficulties that may affect one or more of our suppliers. In some instances, we depend upon a single source of supply, manufacturing, or logistics support or participate in commodity markets that may be subject to allocations of limited supplies by suppliers. Some of our suppliers have experienced, and others may similarly experience, financial difficulties, delivery delays or other performance problems, and we have from time to time been, and may in the future be, unable to meet commitments to our customers and/or incur additional costs. Our customers rely on us to provide on-time delivery and have certain rights if our delivery standards are not maintained. A significant increase in our supply costs, including for raw materials that are subject to commodity price fluctuations, inflationary pressures, and/or the imposition of tariffs, or a protracted interruption of supplies for any reason, could result in the delay of one or more of our customer contracts, increase our costs, result in lost revenue or could damage our reputation and relationships with customers. In addition, quality and sourcing issues that our suppliers may experience can also adversely affect the quality and effectiveness of our products and services and may result in liability or reputational harm to us. Any of these events could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

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

Sales made directly to U.S. Government agencies and entities, or indirectly through third party manufacturers, such as tier-one prime contractors, utilizing Woodward parts and subassemblies, accounted for approximately 23% of total sales in fiscal year 2022 and 29% in fiscal year 2021.

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

As of September 30, 2022, our total debt was $777,416, including $550,000 in unsecured notes denominated in U.S. dollars issued in private placements and $156,793 of unsecured notes denominated in Euros issued in private placements.  We are obligated to make interest and scheduled principal payments under the agreements governing our long-term debt, which requires us to dedicate a portion of our cash flow from operations to payments on our indebtedness, and which may reduce the availability of our cash flow for other purposes, including business development efforts and mergers and acquisitions. These debt obligations could make us more vulnerable to general adverse economic and industry conditions and could limit our flexibility in planning for, or reacting to, changes in our business and the industries in which we operate, thereby placing us at a disadvantage to our competitors that have less indebtedness. Further, we may require additional capital to repay our debt obligations when they mature, and such capital may not be available on terms acceptable to us or at all.

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

In fiscal year 2022, approximately 45% of our total sales were made to customers in jurisdictions outside of the United States (including products manufactured in the United States and sold outside the United States as well as products manufactured in international locations). We also purchase raw materials and components from suppliers outside the United States. Accordingly, our business and results of operations are subject to risks associated with doing business internationally, including:

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

Over time, the fair values of long-lived assets change. At September 30, 2022, we had $772,559 of goodwill, representing 20% of our total assets. We test goodwill for impairment at the reporting unit level on at least an annual basis or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Future goodwill impairment charges may occur if estimates of fair values decrease, which would reduce future earnings. Future asset impairment charges may occur if asset utilization declines, if customer demand decreases, or for a number of other reasons, which would reduce future earnings. Any such impairment charges could have a material adverse effect on our business, financial condition and results of operations.

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

Due to the specialized nature of our business, competition for technical personnel is intense and our future performance is highly dependent on our ability to hire, train, assimilate, and retain a qualified workforce. Additionally, it is important we hire and retain personnel with relevant experience in local laws, regulations, customs, traditions and business practices to support our international operations. Our ability to hire, train, assimilate and retain a qualified workforce has been impacted by the ongoing labor market disruptions. There is no assurance that we will continue to be successful in recruiting qualified employees in the future. Further, approximately 13% of our workforce in the United States is unionized, and certain of our operations in the United States and internationally involve different employee/employer relationships and the existence of works’ councils. We periodically need to renegotiate our collective bargaining agreements, and any failure to negotiate new agreements or extensions in a timely manner could result in work stoppages or slowdowns. Any significant increases in labor costs, deterioration of employee relations, including any conflicts with works’ councils or unions, or slowdowns or work stoppages at any of our locations, whether due to employee turnover, changes in availability of qualified technical personnel, failure to have a collaborative and effective relationship with our employees, including our union employees, or an effective collective bargaining agreement in place with our union employees, or otherwise, could impair our ability to supply products or fulfil orders, and could otherwise have a material adverse effect on our business, our relationships with customers, and our financial condition, results of operations, and cash flows.

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

We depend heavily on information technology (“IT”) and computerized systems to communicate and operate effectively. We store sensitive data including proprietary business information, intellectual property, classified information, customer information, supplier information, and confidential employee or other personal data on our servers and databases. Also, due to political uncertainty and military actions associated with the conflict between Russia and Ukraine, we are vulnerable to heightened risks of cybersecurity incidents and security breaches initiated by nation-state or affiliated actors.

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

If any of our IT infrastructure or systems are damaged, disrupted, or are impacted by security breaches or incidents, whether from cybersecurity attacks or other causes, or if we suffer any security breach or incident involving unauthorized access to, misuse, acquisition, disclosure, loss, alteration, or destruction of our data or other data we maintain or otherwise process, we could experience significant operational stoppages, disruptions, delays, and/or other detrimental impacts on our operations, and may face increased costs, including increased costs of implementing new data protection and security measures, policies, and procedures, and costs associated with remediating and otherwise responding to the security breach or incident. Any such security breach or incident or the perception that it has occurred, also may result in diminished competitive advantages through reputational damage and increased operational costs, regulatory investigations, proceedings, and orders, litigation or other demands, indemnity obligations, damages for contract breach, fines or penalties relating to actual or alleged violation of applicable laws, regulations, or contractual obligations, incentives offered to customers or other business partners in an effort to maintain business relationships, and other costs and liabilities. Such events could result in fines, penalties, litigation or governmental investigations and proceedings, diminished competitive advantages through reputational damages and increased operational costs, any of which could have a material adverse effect on our business, financial condition, results of operations, and cash flows. Further, any unauthorized disclosure or use or acquisition of our intellectual property and/or confidential business information could harm our competitive position, result in a loss of intellectual property protection, and otherwise reduce the value of our investment in research and development and other strategic initiatives or otherwise adversely affect our business.

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

Item 1B.	Unresolved Staff Comments

None.

Item 2	Properties

The following is a summary of our principal facilities as of September 30, 2022:

Country	Location	Plants	Owned/Leased	Segment	Purpose
United States	Fort Collins, CO	2	Owned	Aerospace & Industrial	Corporate Headquarters; Manufacturing and engineering
United States	Greenville, SC	1	Leased	Industrial	Manufacturing and engineering
United States	Loveland, CO	1	Leased	Aerospace & Industrial	Manufacturing and engineering
United States	Niles, IL	1	Owned	Aerospace	Manufacturing and engineering
United States	Rockford, IL	2	Owned	Aerospace	Manufacturing and engineering
United States	Santa Clarita, CA	1	Owned	Aerospace	Manufacturing and engineering
United States	Windsor, CO	1	Owned	Aerospace & Industrial	Manufacturing and engineering
United States	Zeeland, MI	1	Owned	Aerospace	Manufacturing and engineering
Germany	Aken	1	Leased	Industrial	Manufacturing and engineering
Germany	Glatten	1	Owned	Industrial	Manufacturing
Germany	Stuttgart	2	Owned/Leased	Industrial	Engineering
Poland	Krakow	1	Owned	Aerospace & Industrial	Manufacturing and engineering
China	Tianjin	1	Leased	Industrial	Assembly

In addition to the principal plants listed above, we own or lease other facilities used primarily for sales, service activities, assembly, and/or engineering activities in Australia, Brazil, Bulgaria, China, India, Japan, the Netherlands, the Republic of Korea, Saudi Arabia, Singapore, the United Kingdom, Germany, and the United States.

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

Our common stock is listed on The NASDAQ Global Select Market and is traded under the symbol “WWD.”  At November 17, 2022, there were approximately 500 holders of record.

Performance Graph

The following graph compares the cumulative 10-year total return to stockholders on our common stock relative to the cumulative total returns of the S&P Midcap 400 index and the S&P Industrials index. The graph shows total stockholder return assuming an investment of $100 (with reinvestment of all dividends) was made on September 30, 2012 in our common stock and in each of the two indexes and tracks relative performance through September 30, 2022. We have used a period of 10 years as we believe that our stock performance should be reviewed over a period that is reflective of our long-term business cycle.

	9/12	9/13	9/14	9/15	9/16	9/17	9/18	9/19	9/20	9/21	9/22
Woodward, Inc.	$100.00	$121.19	$142.36	$122.62	$189.82	$237.50	$249.23	$334.50	$250.23	$355.10	$253.47
S&P Midcap 400	100.00	127.68	142.77	144.76	166.95	196.19	224.07	218.48	213.76	307.14	260.30
S&P Industrials	100.00	128.50	150.07	144.59	173.13	211.83	235.52	238.79	241.95	312.02	268.75

The stock price performance included in this graph is not necessarily indicative of future stock price performance

Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

(In thousands, except per share amounts)

Issuer Purchases of Equity Securities (In thousands, except for shares and per share amounts)	Total Number of Shares Purchased	Weighted Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares that may yet be Purchased under the Plans or Programs at Period End (1)
July 1, 2022 through July 31, 2022 (2)	387	$104.70	—	$399,025
August 1, 2022 through August 31, 2022 (2)	448,709	100.50	448,416	353,959
September 1, 2022 through September 30, 2022 (2)	13	80.26	—	353,959

(1)

In November 2019, our board of directors (“the Board”) approved a stock repurchase program for the repurchase of up to $500,000 of Woodward’s outstanding shares of common stock on the open market or in privately negotiated transactions over a three-year period that will end in November 2022 (the “2019 Authorization”). In January 2022, the Board terminated the 2019 Authorization and concurrently authorized a program for the repurchase of up to $800,000 of Woodward’s outstanding shares of common stock on the open market or in privately negotiated transactions over a two-year period ending in January 2024 (the “2022 Authorization”).

(2)

Under a trust established for the purposes of administering the Woodward Executive Benefit Plan, 387 shares of common stock were acquired in July 2022, 11 shares of common stock were acquired in August 2022, and 13 shares of common stock were acquired in September 2022 on the open market related to the deferral of compensation by certain eligible members of Woodward’s management who irrevocably elected to invest some or all of their deferred compensation in Woodward common stock. In addition, 282 shares of common stock were acquired in August 2022 on the open market related to the reinvestment of dividends for shares of treasury stock held for deferred compensation. Shares owned by the trust, which is a separate legal entity, are included in "Treasury stock held for deferred compensation" in the Consolidated Balance Sheets.

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

Global Business Conditions

We continue to monitor a variety of external issues impacting our business, including ongoing global supply chain and labor disruptions, rising labor and material inflation, and unfavorable foreign currency exchange rates which together have led to a challenging industry-wide operating environment.

During fiscal year 2022, we continued to see recovery across our end markets with the exception of China. Our financial performance was adversely impacted by ongoing global supply chain and labor disruptions, rising labor and material inflation, and unfavorable foreign currency exchange rates. We are actively implementing strategies to mitigate our supply chain risk to better position us for future success. We also continue to assess the environment and are taking appropriate price actions in response to rising costs; however, the timing of many price increases can be delayed due to certain pre-existing contractual arrangements. We remain focused on operational excellence initiatives, talent development and innovation to help drive the company forward and create value for our shareholders. We are unable to predict the full extent to which these issues will continue to adversely impact our business, including our operational performance, results of operations, cash flows, financial position, and the achievement of our strategic objectives. Such uncertainty may affect our ability to accurately predict our future performance and financial results.

We continue to actively monitor the situation and may take further actions to alter our business operations if we determine such actions are in the best interests of our stockholders, employees, customers, communities, business partners, and suppliers. It is not currently clear what the potential effects of any such alterations or modifications may have on our business in future periods, including the effects on our customers, employees and prospects, or on our financial results.

The Russia-Ukraine Conflict

In February 2022, in response to the military conflict between Russia and Ukraine, the United States, other North Atlantic Treaty Organization (“NATO”) members, and certain non-member countries announced targeted economic sanctions on Russia and Russian enterprises. The continuation of the conflict may trigger additional economic and other sanctions enacted by the United States, other NATO member states, and other countries. Sales to Russia were less than 1% of our total sales during fiscal years 2022, 2021, and 2020, respectively. While the impact of any additional bans, sanction programs, and boycotts is uncertain at the current time due to the fluid nature of the military conflict as it continues to unfold, the impacts of the conflict have included and could continue to include supply chain and logistics disruptions, volatility in foreign exchange rates and interest rates, inflationary pressures on raw materials and energy, heightened cybersecurity threats, and other potential impacts.

PM Control Acquisition

On August 2, 2022, we entered into a series of Purchase Agreements with one of our Asia pacific channel partners, PM Control PLC (the “PM Agreements”). Pursuant to the PM Agreements, we agreed to acquire business assets and shares of stock of PM Control PLC and its affiliates (collectively “PM Control”), for a total consideration (excluding cash acquired from the acquisition and including the settlement of pre-existing relationships) of $22,299 (the “PM Acquisition”). The PM Acquisition closed on the end of business day August 31, 2022 (the “PM Closing”) and PM Control became a wholly owned subsidiary of the Company.

Financial information for PM Control is reflected in our financial statements from the date of the PM Closing. The comparison of results for fiscal year 2022 to fiscal years 2021 and 2020 will not be affected, as the amounts included in our financial statements for fiscal year 2022 are immaterial.

BUSINESS ENVIRONMENT AND TRENDS

We serve the aerospace and industrial markets.

Aerospace Markets

Our aerospace products and systems are primarily used to provide propulsion, actuation and motion control in both commercial and defense fixed-wing aircraft, rotorcraft, guided weapons, and other defense systems.

Commercial and Civil Aircraft – In the commercial aerospace markets, global air traffic continued to recover and grow in fiscal year 2022, though it remains below the historically high levels of pre-pandemic years. Commercial aircraft production has slowly increased, as aircraft OEMs continued to ramp from post-COVID production levels. We expect commercial aircraft production to continue to increase and to exceed pre-COVID production levels in the coming years.  Aircraft operators are taking delivery of next generation aircraft models to meet the growing demand for passenger air travel, the need to replace aging aircraft, and the demand for more fuel efficient and lower emission aircraft. The trend toward the newer generation of aircraft that have recently entered service or are scheduled to go into production over the next several years favors our product offerings because we have more content on those aircraft. We expect production levels to continue to grow due to solid OEM order backlogs for the new aircraft models and pent-up demand. Demand in the business and general aviation market improved in fiscal year 2022 as business jet deliveries were up because of the introduction of some new models, reduced availability of used aircraft, and improving corporate profitability. Turboprop and helicopter deliveries also improved in fiscal year 2022 in part due to increasing oil prices and overall financial market improvements. We expect business jet, turboprop and helicopter deliveries to further improve in fiscal year 2023 as aircraft operations continue to recover.

We have content on the Airbus A220, A320neo, and A330neo, Bell 429, Boeing 737 MAX, 777, 787, and 747-8. We have been awarded content on the 777-9, the Comac C919, and a variety of business jet platforms, among others. We continue to explore opportunities on new engine and aircraft programs that are under consideration or have been recently announced.

The Boeing 737 MAX has returned to service in every jurisdiction except China.  As the aircraft’s return to service progresses, we anticipate a large majority of the deliveries missed in fiscal year 2019 through 2022 will be fulfilled in future periods, although at a slower rate than previously estimated. The continuing return to service of the 737 MAX aircraft in many jurisdictions contributed to positive impacts on OEM sales, and initial provisioning sales related to the 737 MAX aircraft and CFM LEAP engine have begun to come through. We anticipate further recovery of OEM 737 MAX sales in fiscal year 2023.

Defense – In recent years, the defense industry has been strong as budgetary allocations have generally increased since 2016. The conflict in Ukraine and its influence on European defense postures are pressuring global defense budgets upward. The U.S. National Defense Authorization Act for fiscal year 2022 resulted in higher levels of funding for both procurement and research and development, and we believe budget increases in recent years will support growth in fiscal year 2023, with the exception of our guided tactical weapons programs. Our involvement with a wide variety of defense programs in fixed-wing aircraft, rotorcraft and weapons systems has provided relative stability for our defense market sales, as some newer programs increase (e.g., F-35 Lightning II, KC-46A Tanker, and T-7A Trainer), some legacy programs are decreased (e.g., F/A-18 E/F Super Hornet and V-22 Osprey). Other programs are relatively steady (e.g., UH-60 Black Hawk and A-64 Apache helicopter programs) and some legacy programs, such as the F-15, will maintain or potentially increase production.  Weapons programs for which we have significant sales include the Joint Direct Attack Munition (“JDAM”), Small Diameter Bomb (“SDB”) and AIM-9X guided tactical weapon systems. We expect overall production rates to decrease for some of these weapons programs due to anticipated decline in demand, compared to the very strong production rates in recent years.

Aftermarket – Our commercial aftermarket business has increased in fiscal year 2022, as global air traffic continued to recover and grow from its pandemic lows in fiscal year 2020, and because our products have been selected for new aerospace platforms and our content has increased across existing platforms. With the entry into service of the new single aisle aircraft (Boeing 737 MAX and Airbus A320neo), we have seen a significant increase in initial provisioning sales to the operators of these new aircraft. As new aircraft production levels increase to accommodate rising passenger demand and to mitigate higher operating costs driven largely by higher fuel costs on older and less fuel-efficient aircraft, we expect airlines will retire older generation aircraft as they reach certain age thresholds (typically around twenty-five years on average). However, in the past few years, aircraft retirements have decreased because passenger demand has outpaced deliveries of next generation aircraft, forcing older generation legacy aircraft to remain in service longer than anticipated. This has led to increased demand–for repairs and spare parts for older engine programs remaining in service–consistent with air traffic recovery from the post-COVID-19 low levels. This dynamic applies to commercial aftermarket related to repairs and spare parts for mature legacy programs with large in-service fleets, such as the Airbus A320 and the Boeing 777.

Our defense aftermarket was down during fiscal year 2022 due to global supply chain and labor disruptions. Global conflicts and growing international demand for various other military programs continue to drive demand for operations of defense aircraft, including fighter jets, transports and both utility and attack rotorcraft, which are all supported by our products and systems. Although we expect variability, which is generally attributable to the cycling of various maintenance and upgrade programs, as well as actual usage, our outlook for the defense aftermarket is strong. This is due primarily to growing fleets, the service lives of existing military programs being extended and increased demand for repairs and spare parts for older military aircraft programs remaining in service.

Space – Many new space launches and mission equipment opportunities are being driven by commercial space launch and satellite providers, who are rapidly increasing their investment and participation in these markets.

Industrial Markets

Our industrial products are used worldwide in various types of turbine and reciprocating engine-powered equipment, including electric power generation and distribution systems, ships, locomotives, compressors, pumps, and other mobile and industrial machines.

Industrial Turbines – The demand for industrial gas turbines for power generation, which consists mainly of heavy frames, aero derivatives, and steam, increased in fiscal year 2022 due to increased new unit build rates and high utilization of the in-service fleet driving the current and future marine aftermarket activity, and strong demand for power generation and process industries, particularly in Asia. Start reliability, fuel flexibility, safety, and part-load efficiency are all key drivers of the turbine market as the conversion from coal to natural gas usage continues, and we believe Woodward continues to be well positioned to meet these market needs on the existing and next generation turbines. We project continued growth as demand for electricity is met through a balance of renewable power sources and newer industrial gas turbines for which Woodward has been awarded increased content.

Reciprocating Engines – Woodward’s key markets for industrial engine control technologies and fuel system equipment are power generation, transportation (including compressed natural gas and liquified natural gas trucks in Asia, mining, and marine shipping), and oil and gas. Due to higher gas prices and global supply chain and labor disruptions, powerplant operations have transitioned to higher liquid fuel use, thereby increasing the demand for our products. The demand from internet traffic and data storage is driving demand for data center power generation. While demand growth for reciprocating engines in fiscal year 2022 was supported by aftermarket demand and investment into new highspeed equipment, we anticipate strong demand in fiscal year 2023 for new highspeed engines and new marine engines. We expect market share gains by our customers and increased scope on the next generation reciprocating engines as energy policies in some countries encourage the use of compressed natural gas, liquefied natural gas, and other alternative fuels over carbon-rich petroleum fuels, which we expect will drive increased demand for our alternative fuel clean engine control technologies.

RESULTS OF OPERATIONS

Financial Highlights

	Year Ended September 30,
	2022	2021
Net sales:
Aerospace segment	$1,519,322	$1,404,117
Industrial segment	863,468	841,715
Consolidated net sales	$2,382,790	$2,245,832

Earnings:
Aerospace segment	$230,933	$234,356
Segment earnings as a percent of segment net sales	15.2%	16.7%
Industrial segment	$82,788	$108,672
Segment earnings as a percent of segment net sales	9.6%	12.9%
Consolidated net earnings	$171,698	$208,649
Adjusted net earnings	$173,823	$212,385

Effective tax rate	14.1%	15.1%
Adjusted effective tax rate	14.3%	15.3%
Consolidated diluted earnings per share	$2.71	$3.18
Consolidated adjusted diluted earnings per share	$2.75	$3.24

Earnings before interest and taxes ("EBIT")	$232,629	$278,586
Adjusted EBIT	$235,463	$283,594
Earnings before interest, taxes, depreciation, and amortization ("EBITDA")	$353,257	$408,110
Adjusted EBITDA	$356,091	$413,118

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

Liquidity Highlights

Net cash provided by operating activities for fiscal year 2022 was $193,638, compared to $464,669 for fiscal year 2021. The decrease in net cash provided by operating activities in fiscal year 2022 compared to fiscal year 2021 is primarily attributable to production delays from global supply chain disruptions as well as increases in working capital (excluding cash) to support the growth we anticipate in the next fiscal year.

For fiscal year 2022, free cash flow, which we define as net cash flows from operating activities less payments for property, plant and equipment, was $140,770, compared to $426,980 for fiscal year 2021. Adjusted free cash flow, which we define as free cash flow, plus the payments for costs related to business development activities and restructuring activities, was $144,257. No adjustments were made to free cash flow for fiscal year 2021. The decrease in free cash flow for fiscal year 2022 as compared to the prior fiscal year was primarily due to production delays from supply chain disruptions as well as increases in working capital (excluding cash) to support the growth we anticipate in the next fiscal year, higher payments for property, plant and equipment and lower earnings. Free cash flow and adjusted free cash flow are non-U.S. GAAP financial measures. A description of these measures as well as a reconciliation of these non-U.S. GAAP financial measures to the closest U.S. GAAP financial measures can be found under the caption “Non-U.S. GAAP Measures” in this Item 2 – Management’s Discussion and Analysis of Financial Conditions and Results of Operations.

At September 30, 2022, we held $107,844 in cash and cash equivalents and had total outstanding debt of $777,416 with additional borrowing availability of $923,506, net of outstanding letters of credit, under our revolving credit agreement. At September 30, 2022, we also had additional borrowing capacity of $27,266 under various foreign lines of credit and foreign overdraft facilities.

Consolidated Statements of Earnings and Other Selected Financial Data

The following table sets forth consolidated statements of earnings data as a percentage of net sales for each period indicated:

	Year Ended September 30,
	2022		2021
		% of Net Sales		% of Net Sales
Net sales	$2,382,790	100%	$2,245,832	100%
Costs and expenses:
Cost of goods sold	1,857,485	78.0	1,694,774	75.5
Selling, general, and administrative expenses	203,005	8.5	186,866	8.3
Research and development costs	119,782	5.0	117,091	5.2
Restructuring charges	(3,420)	(0.1)	5,008	0.2
Interest expense	34,545	1.4	34,282	1.5
Interest income	(1,814)	(0.1)	(1,495)	(0.1)
Other expense (income), net	(26,691)	(1.1)	(36,493)	(1.6)
Total costs and expenses	2,182,892	91.6	2,000,033	89.1
Earnings before income taxes	199,898	8.4	245,799	10.9
Income tax expense	28,200	1.2	37,150	1.7
Net earnings	$171,698	7.2	$208,649	9.3

Other select financial data:

	September 30, 2022	September 30, 2021
Working capital	$772,856	$1,098,466
Total debt	777,416	734,122
Total stockholders' equity	1,901,122	2,214,781

2022 RESULTS OF OPERATIONS

2022 Net Sales Compared to 2021

Consolidated net sales for fiscal year 2022 increased by $136,958, or 6.1%, compared to fiscal year 2021.

Details of the changes in consolidated net sales are as follows:

Consolidated net sales for the year ended September 30, 2021	$2,245,832
Aerospace volume	65,302
Industrial volume	64,007
Noncash consideration	(5,816)
Effects of changes in price and sales mix	67,683
Effects of changes in foreign currency rates	(54,218)
Consolidated net sales for the year ended September 30, 2022	$2,382,790

The increase in consolidated net sales for fiscal year 2022 compared to the prior fiscal year is primarily due to an increase in Aerospace sales volume, the impact of price increases, as well as increases in Industrial volume, partially offset by unfavorable foreign currency impacts.

In the Aerospace segment, the increase in net sales for fiscal year 2022 as compared to fiscal year 2021 was primarily attributable to a significant increase in commercial OEM and aftermarket sales driven by higher OEM aircraft production rates and increasing aircraft utilization, partially offset by lower defense aftermarket sales primarily driven by global supply chain and labor disruptions. As of September 30, 2022, Aerospace segment net sales were negatively impacted by approximately $40 million due to ongoing global supply chain and labor disruptions.

In the Industrial segment, the increase in net sales for fiscal year 2022 as compared to fiscal year 2021 was primarily attributable to higher industrial turbomachinery sales supporting increasing demand for power generation and process industries as well as higher marine sales driven by increased utilization of the in-service fleet, partially offset by weakness in natural gas engines in China and by unfavorable foreign currency impacts. Industrial segment net sales were negatively impacted by approximately $45 million due to ongoing global supply chain and labor disruptions.

2022 Costs and Expenses Compared to 2021

Cost of goods sold increased by $162,711 to $1,857,485, or 78.0% of net sales, for fiscal year 2022, from $1,694,774, or 75.5% of net sales, for fiscal year 2021. The increase in cost of goods sold in fiscal year 2022, as compared to the same period of the prior year is primarily attributable to net inflationary impacts on material and labor costs, as well as increases in manufacturing costs related to global supply chain and labor disruptions.

Gross margin (as measured by net sales less cost of goods sold, divided by net sales) was 22.0% for fiscal year 2022, compared to 24.5% for fiscal year 2021. The decrease in gross margin for fiscal year 2021 is primarily attributable to net inflationary impacts on material and labor costs, increases in manufacturing costs related to global supply chain disruptions and inefficiencies related to training new members.

Selling, general and administrative expenses increased by $16,139, or 8.6%, to $203,005 for fiscal year 2022, compared to $186,866 for fiscal year 2021. Selling, general, and administrative expenses as a percentage of net sales increased to 8.5% for fiscal year 2022, compared to 8.3% for fiscal year 2021. The increase in selling, general and administrative expenses, both in dollars and as a percentage of sales, for fiscal year 2022 compared to the prior year is primarily due to the incurrence of a certain expense in fiscal year 2022 in connection with a non-recurring matter unrelated to the ongoing operations of the business, as well as certain business development activities, which in each case did not occur in the prior fiscal year period.

Research and development costs increased by $2,691, or 2.3%, to $119,782 for fiscal year 2022, as compared to $117,091 for fiscal year 2021. Research and development costs as a percentage of net sales decreased to 5.0% for fiscal year 2022, as compared to 5.2% for fiscal year 2021. The increase in research and development costs in dollars for fiscal year 2022 as compared to the prior year is primarily due to variability in the timing of projects and expenses. The decrease in research and development costs as a percentage of net sales for fiscal year 2022 as compared to the prior year is primarily due to net sales increases in fiscal year 2022 compared to fiscal year 2021.  Our research and development activities extend across almost all of our customer base, and we anticipate ongoing variability in research and development due to the timing of customer business needs on current and future programs.

Restructuring activities decreased by $8,428, to a benefit of $3,420 for fiscal year 2022, compared to charges of $5,008 for fiscal year 2021. The decrease in restructuring activities is primarily attributable to a new organizational structure and leadership change approved during fiscal year 2022. In fiscal year 2022, due to changes in business conditions including plans to insource work from suppliers and to manage workforce levels through attrition, the remaining unpaid accrued amount of $4,503 is no longer needed and therefore reversed.

Interest expense increased by $263, or 0.8%, to $34,545, for fiscal year 2022, compared to $34,282 for fiscal year 2021. Interest expense decreased as a percentage of net sales at 1.4% for fiscal year 2022, as compared to 1.5% for fiscal year 2021. Interest expense increased for fiscal year 2022 as compared to fiscal year 2021 primarily due to increased borrowings on our revolving credit agreement, partially offset by reduced long-term debt balances. In fiscal year 2021, we paid the entire balance of two series of private placement notes totaling $100,000, primarily using cash from operations and borrowings from our revolving credit facility. In fiscal year 2022, we had outstanding balances on our revolving credit facility whereas in fiscal year 2021 we had no borrowings.

Other income, net was $26,691 for fiscal year 2022, compared to $36,493 for fiscal year 2021. The decrease in other income in fiscal year 2022 compared to fiscal year 2021 was primarily due to a loss on investments in our deferred compensation program, whereas a gain on investments was recognized in the prior fiscal year.

Income taxes were provided at an effective rate on earnings before income taxes of 14.1% for fiscal year 2022, compared to 15.1% for fiscal year 2021.

The decrease in the effective tax rate for fiscal year 2022 compared to fiscal year 2021 is primarily attributable to a partial release of valuation allowance related to state credits and increased Research and Development Credit in the current fiscal year when compared to the prior fiscal year. This decrease was partially offset by a reduced stock-based compensation tax benefit in the current fiscal year when compared to the prior fiscal year.

Segment Results

The following table presents sales by segment:

	Year Ended September 30,
	2022		2021
Net sales:
Aerospace	$1,519,322	63.8%	$1,404,117	62.5%
Industrial	863,468	36.2%	841,715	37.5%
Consolidated net sales	$2,382,790	100%	$2,245,832	100%

The following table presents earnings by segment and reconciles segment earnings to consolidated net earnings:

	Year Ended September 30,
	2022	2021
Aerospace	$230,933	$234,356
Industrial	82,788	108,672
Nonsegment expenses	(81,092)	(64,442)
Interest expense, net	(32,731)	(32,787)
Consolidated earnings before income taxes	199,898	245,799
Income tax expense	28,200	37,150
Consolidated net earnings	$171,698	$208,649

The following table presents segment earnings as a percent of segment net sales:

	Year Ended September 30,
	2022	2021
Aerospace	15.2%	16.7%
Industrial	9.6%	12.9%

2022 Segment Results Compared to 2021

Aerospace

Aerospace segment net sales increased by $115,205, or 8.2% to $1,519,322 for fiscal year 2022, compared to $1,404,117 for fiscal year 2021. Segment net sales increased for fiscal year 2022 as compared to fiscal year 2021 primarily due to significantly higher commercial OEM and aftermarket sales due to higher OEM aircraft production rates, continued recovery in passenger traffic, and increasing aircraft utilization. The increase in aerospace segment sales was partially offset by lower defense OEM and aftermarket sales, driven primarily by lower sales for guided weapons and global supply chain and labor disruptions.

As of September 30, 2022, Aerospace segment net sales were negatively impacted by approximately $40 million due to global supply chain and labor disruptions.

Aerospace segment earnings decreased by $3,423, or 1.5%, to $230,933 for fiscal year 2022, compared to $234,356 for fiscal year 2021.

The net decrease in Aerospace segment earnings for fiscal year 2022 was due to the following:

Earnings for the period ended September 30, 2021	$234,356
Sales volume	36,867
Price, sales mix and productivity	(17,491)
Manufacturing costs related to hiring and training	(20,772)
Annual variable incentive compensation costs	(6,809)
Other, net	4,782
Earnings for the period ended September 30, 2022	$230,933

The decrease in Aerospace segment earnings for fiscal year 2022 compared to fiscal year 2021 was primarily due to net inflationary impacts, as well as increases in manufacturing costs related to global supply chain disruptions and inefficiencies related to hiring and training, partially offset by higher commercial OEM and aftermarket sales volume.  Aerospace segment earnings as a percentage of segment net sales were 15.2% for fiscal year 2022 and 16.7% for fiscal year 2021.

Industrial

Industrial segment net sales increased by $21,753, or 2.6%, to $863,468 for fiscal year 2022, compared to $841,715 for fiscal year 2021. Foreign currency exchange rates had a negative impact on segment net sales of $50,767 for fiscal year 2022.

The increase in Industrial segment net sales in fiscal year 2022 as compared to fiscal year 2021 was primarily attributable to increased industrial turbomachinery sales supporting increasing demand for power generation and process industries as well as higher marine sales driven by increased utilization of the in-service fleet, partially offset by lower sales of natural gas-powered engines in China and unfavorable foreign currency exchange rates.

As of September 30, 2022, Industrial segment net sales were negatively impacted by approximately $45 million due to global supply chain and labor disruptions.

Industrial segment earnings decreased by $25,884, or 23.8%, to $82,788 for fiscal year 2022, compared to $108,672 for fiscal year 2021.

The net decrease in Industrial segment earnings for fiscal year 2022 was due to the following:

Earnings for the period ended September 30, 2021	$108,672
Sales volume	29,229
Price, sales mix and productivity	(24,222)
Manufacturing costs related to hiring and training	(19,400)
Effects of changes in foreign currency rates	(8,809)
Annual variable incentive compensation costs	(3,762)
Other, net	1,080
Earnings for the period ended September 30, 2022	$82,788

The decrease in Industrial segment earnings for fiscal year 2022 as compared to fiscal year 2021 was primarily due to net inflationary impacts, increases in manufacturing costs related to global supply chain disruptions and inefficiencies related to hiring and training, as well as unfavorable foreign currency impacts. Industrial segment earnings as a percentage of segment net sales were 9.6% for fiscal year 2022, compared to 12.9% for fiscal year 2021.

Nonsegment

Nonsegment expenses increased to $81,092 for fiscal year 2022, compared to $64,442 for fiscal year 2021. The increase in nonsegment expenses for fiscal year 2022 compared to fiscal year 2021 was primarily a result of a non-recurring matter unrelated to the ongoing operations of the business and certain business development activities, neither of which occurred in fiscal year 2021, as well as the timing of certain expenses and the return of annual variable incentive compensation costs.

For a discussion of the 2021 Results of Operations, including a discussion of the financial results for the fiscal year ended September 30, 2021 compared to the fiscal year ended September 30, 2020, refer to Part I, Item 7 of our Form 10-K filed with the SEC on November 19, 2021.

LIQUIDITY AND CAPITAL RESOURCES

Historically, we have satisfied our working capital needs, as well as capital expenditures, product development and other liquidity requirements associated with our operations, with cash flow provided by operating activities and borrowings under our credit facilities. We have also issued debt to supplement our cash needs, repay our other indebtedness, or finance our acquisitions. We expect that cash generated from our operating activities, together with borrowings under our revolving credit facility and other borrowing capacity, will be sufficient to fund our continuing operating needs for the next 12 months and the foreseeable future.

Our aggregate cash and cash equivalents were $107,844 at September 30, 2022 and $448,462 at September 30, 2021, and our working capital was $772,856 at September 30, 2022 and $1,098,466 at September 30, 2021. Of the cash and cash equivalents held at September 30, 2022, $87,639 was held by our foreign locations. We are not presently aware of any significant restrictions on the repatriation of these funds, although a portion is considered indefinitely reinvested in certain foreign subsidiaries. If these funds were needed to fund our operations or satisfy obligations in the United States, then they could be repatriated and their repatriation into the United States may cause us to incur additional U.S. income taxes or foreign withholding taxes. Any additional U.S. taxes could be offset, in part or in whole, by foreign tax credits. The amount of such taxes and application of tax credits would be dependent on the income tax laws and other circumstances at the time these amounts are repatriated. Based on these variables, it is impractical to determine the income tax liability that might be incurred if these funds were to be repatriated.

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

At September 30, 2022, we had total outstanding debt of $777,416 consisting of various series of unsecured notes due between 2023 and 2033, and amounts borrowed under our revolving credit facility, and our finance leases. On November 15, 2020, we paid the entire principal balance of $100,000 on our Series G and J Notes using primarily free cash flow and proceeds from borrowings under our existing revolving credit facility. At September 30, 2022, we had additional borrowing availability of $923,506 under our revolving credit facility, net of outstanding letters of credit, and additional borrowing availability of $27,266 under various foreign credit facilities.

At September 30, 2022, we had $66,800 outstanding on our revolving credit facility, all of which is classified as short-term borrowings based on our intent and ability to pay this amount in the next twelve months. Revolving credit facility and short-term borrowing activity during the fiscal year ended September 30, 2022 were as follows:

Maximum daily balance during the period	$264,500
Average daily balance during the period	$86,795
Weighted average interest rate on average daily balance	2.88%

We believe we were in compliance with all our debt covenants as of September 30, 2022. See Note 15, Credit facilities, short-term borrowings and long-term debt in the Notes to the Consolidated Financial Statements in “Item 8 – Financial Statements and Supplemental Data,” for more information about our covenants.

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

Cash Flows

	Year Ended September 30,
	2022	2021
Net cash provided by operating activities	$193,638	$464,669
Net cash used in investing activities	(65,449)	(35,297)
Net cash used in financing activities	(442,378)	(136,318)
Effect of exchange rate changes on cash and cash equivalents	(26,429)	2,138
Net change in cash and cash equivalents	(340,618)	295,192
Cash and cash equivalents, including restricted cash, at beginning of year	448,462	153,270
Cash and cash equivalents, including restricted cash, at end of year	$107,844	$448,462

2022 Cash Flows Compared to 2021

Net cash flows provided by operating activities for fiscal year 2022 was $193,638, compared to $464,669 for fiscal year 2021. The decrease in net cash provided by operating activities in fiscal year 2022 compared to fiscal year 2021 is primarily attributable to production delays from global supply chain disruptions leading to increases in working capital (excluding cash) to support anticipated growth in the next fiscal year, and the timing of cash payments to suppliers.

Net cash flows used in investing activities for fiscal year 2022 was $65,449, compared to $35,297 in fiscal year 2021. The increase in cash used in investing activities in fiscal year 2022 compared to fiscal year 2021 is primarily due to the purchase of PM Control as well as increased payments for property, plant and equipment, partially offset by certain proceeds received in the third quarter of fiscal year 2022 in connection with the sale of the renewable power systems business and other related businesses.

Net cash flows used in financing activities for fiscal year 2022 was $442,378, compared to net cash flows used in financing activities of $136,318 in fiscal year 2021. The increase in net cash flows used in financing activities in fiscal year 2022 compared to fiscal year 2021 was attributable to repurchases of common stock, partially offset by the change in net debt payments. During fiscal year 2022, we made $485,300 of cash repurchases of common stock, compared to $33,344 of cash repurchases of common stock during fiscal year 2021. During fiscal year 2022, we had net debt payments in the amount of $66,003, compared to net debt payments in the amount of $101,639 in fiscal year 2021.

New Accounting Standards

From time to time, the FASB or other standards-setting bodies issue new accounting pronouncements.  Updates to the FASB Accounting Standards Codification are communicated through issuance of an Accounting Standards Update.

To understand the impact of recently issued guidance, whether adopted or to be adopted, please review the information provided in Note 2, New accounting standards, in the Notes to the Consolidated Financial Statements included in “Item 8 – Financial Statements and Supplementary Data.” Unless otherwise discussed, we believe that the impact of recently issued guidance, whether adopted or to be adopted in the future, is not expected to have a material impact on our Consolidated Financial Statements upon adoption.

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

Earnings based non-U.S. GAAP financial measures

Adjusted net earnings is defined by the Company as net earnings excluding, as applicable, (i) a charge in connection with a non-recurring matter unrelated to the ongoing operations of the business, (ii) costs related to business development activities, and (iii) restructuring activities. The Company believes that these excluded items are short-term in nature, not directly related to the ongoing operations of the business and therefore, the exclusion of them illustrates more clearly how the underlying business of Woodward is performing. Management uses adjusted net earnings to evaluate the Company’s performance excluding these infrequent or unusual period expenses that are not necessarily indicative of the Company’s operating performance for the period. Management defines adjusted earnings per share as adjusted net earnings, as defined above, divided by the weighted-average number of diluted shares of common stock outstanding for the period.

Management uses both adjusted net earnings and adjusted earnings per share when comparing operating performance to other periods which may not have similar infrequent or unusual charges.

The reconciliation of net earnings and earnings per share to adjusted net earnings and adjusted earnings per share, respectively, for the fiscal years ended and are shown in the tables below.

	Year Ended September 30,
	2022		2021
	Net Earnings	Earnings Per Share	Net Earnings	Earnings Per Share
Net earnings (U.S. GAAP)	$171,698	$2.71	$208,649	$3.18
Non-U.S. GAAP adjustments:
Non-recurring matter unrelated to the ongoing operations of the business, net of tax	2,454	0.04	—	—
Business development activities, net of tax	2,236	0.04	—	—
Restructuring activities, net of tax	(2,565)	(0.04)	3,736	0.06
Total non-U.S. GAAP adjustments	2,125	0.04	3,736	0.06
Adjusted net earnings (Non-U.S. GAAP)	$173,823	$2.75	$212,385	$3.24

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

Adjusted EBIT and adjusted EBITDA represent further non-U.S. GAAP adjustments to EBIT and EBITDA, in each case adjusted to exclude, as applicable, (i) a charge in connection with a non-recurring matter unrelated to the ongoing operations of the business, (ii) costs related to business development activities, and (iii) restructuring activities. As these charges are infrequent or unusual items that can be variable from period to period and do not fluctuate with operating results, management believes that by removing these gains and charges from EBIT and EBITDA it improves comparability of past, present and future operating results and provides consistency when comparing EBIT and EBITDA between periods.

EBIT and adjusted EBIT reconciled to net earnings were as follows:

	Year Ended September 30,
	2022	2021
Net earnings (U.S. GAAP)	$171,698	$208,649
Income tax expense	28,200	37,150
Interest expense	34,545	34,282
Interest income	(1,814)	(1,495)
EBIT (Non-U.S. GAAP)	232,629	278,586
Non-U.S. GAAP adjustments:
Non-recurring matter unrelated to the ongoing operations of the business	3,272	—
Business development activities	2,982	—
Restructuring activities	(3,420)	5,008
Total non-U.S. GAAP adjustments	2,834	5,008
Adjusted EBIT (Non-U.S. GAAP)	$235,463	$283,594

EBITDA and adjusted EBITDA reconciled to net earnings were as follows:

	Year Ended September 30,
	2022	2021
Net earnings (U.S. GAAP)	$171,698	$208,649
Income tax expense	28,200	37,150
Interest expense	34,545	34,282
Interest income	(1,814)	(1,495)
Amortization of intangible assets	37,609	41,893
Depreciation expense	83,019	87,631
EBITDA (Non-U.S. GAAP)	353,257	408,110
Non-U.S. GAAP adjustments:
Non-recurring matter unrelated to the ongoing operations of the business	3,272	—
Business development activities	2,982	—
Restructuring activities	(3,420)	5,008
Total non-U.S. GAAP adjustments	2,834	5,008
Adjusted EBITDA (Non-U.S. GAAP)	$356,091	$413,118

The use of these non-U.S. GAAP financial measures is not intended to be considered in isolation of, or as a substitute for, the financial information prepared and presented in accordance with U.S. GAAP. As adjusted net earnings, adjusted net earnings per share, adjusted effective tax rate, EBIT, adjusted EBIT, EBITDA, and adjusted EBITDA exclude certain financial information compared with net earnings, the most comparable U.S. GAAP financial measure, users of this financial information should consider the information that is excluded. Our calculations of adjusted net earnings, adjusted net earnings per share, EBIT, adjusted EBIT, EBITDA, and adjusted EBITDA may differ from similarly titled measures used by other companies, limiting their usefulness as comparative measures.

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

Free cash flow and adjusted free cash flow were as follows:

	Year Ended September 30,
	2022	2021
Net cash provided by operating activities (U.S. GAAP)	$193,638	$464,669
Payments for property, plant and equipment	(52,868)	(37,689)
Free cash flow (Non-U.S. GAAP)	$140,770	$426,980
Cash paid for business development activities	2,982	—
Cash paid for restructuring activities	505	—
Adjusted free cash flow (Non-U.S. GAAP)	$144,257	$426,980

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

The carrying value of inventory was $514,287 at September 30, 2022 and $419,971 at September 30, 2021. If economic conditions, customer product requirements, or other factors significantly reduce future customer demand for our products from forecast levels, then future adjustments to the carrying value of inventory may become necessary. We attempt to maintain inventory quantities at levels considered necessary to fill firm and expected orders in a reasonable time frame, which we believe mitigates our exposure to future inventory carrying cost adjustments.

Reviews for impairment of goodwill and other indefinitely lived intangible assets

Goodwill

At September 30, 2022, we had $772,559 of goodwill representing 20% of our total assets. Goodwill is tested for impairment at the reporting unit level on an annual basis and more often if an event occurs or circumstances change that indicate the fair value of a reporting unit may be below its carrying amount.

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

During the fourth quarter, we completed our annual goodwill impairment test as of July 31, 2022 for the fiscal year ended September 30, 2022. The results of our annual goodwill impairment test performed as of July 31, 2022, indicated the estimated fair value of each reporting unit was in excess of its carrying value, and accordingly, no impairment existed.

Indefinitely lived intangible asset

We have one indefinitely lived intangible asset consisting of the Woodward L’Orange trade name. At September 30, 2022, the carrying value of the Woodward L’Orange trade name intangible asset was $56,838, representing 2% of our total assets. The Woodward L’Orange trade name intangible asset is tested for impairment on an annual basis and more often if an event occurs or circumstances change that indicate the fair value of the Woodward L’Orange intangible asset may be below its carrying amount. The impairment test consists of comparing the fair value of the Woodward L’Orange trade name intangible asset, determined using discounted cash flows based on the relief from royalty method under the income approach, with its carrying amount. If the carrying amount of the Woodward L’Orange trade name intangible asset exceeds its fair value, an impairment loss would be recognized to reduce the carrying amount to its fair value. Woodward has not recorded any impairment charges associated with the indefinitely lived intangible asset.

During the fourth quarter, we completed the annual impairment test, for the fiscal year ended September 30, 2022, of the Woodward L’Orange trade name intangible asset as of July 31, 2022. The results of the annual impairment test performed as of July 31, 2022 indicated the estimated fair value of the Woodward L’Orange trade name intangible asset was in excess of its carrying value, and accordingly, no impairment existed.

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

The percentages of our net sales denominated in a currency other than the USD were as follows:

	For the Year Ended September 30,
	2022	2021
Functional currency:
EUR	15.7%	14.2%
RMB	3.4%	8.0%
JPY	2.9%	1.3%
GBP	1.7%	2.6%
All other foreign currencies	1.9%	1.5%
	25.6%	27.6%

Currency exchange rates vary daily and often one currency strengthens against the USD while another currency weakens. Because of the complex interrelationship of our worldwide supply chains and distribution channels, it is difficult to quantify the impact of a particular change in exchange rates.

We use derivative instruments as risk management tools that involve complexity and are not used for trading or speculative purposes. From time to time, we will enter into a foreign currency exchange rate contract to hedge against changes in foreign currency exchange rates on liabilities expected to be settled at a future date. Market risk arises from the potential adverse effects on the value of derivative instruments that result from a change in foreign currency exchange rates. We minimize this market risk by establishing and monitoring parameters that limit the types of, and degree to which we enter into, derivative instruments. We enter into derivative instruments for risk management purposes only. We do not enter into or issue derivatives for trading or speculative purposes. As of September 30, 2022 and 2021, we had no open foreign currency exchange rate contracts and all previous exchange rate derivative instruments were settled or terminated.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Woodward, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Woodward, Inc. and subsidiaries (the "Company") as of September 30, 2022 and 2021, the related consolidated statements of earnings, comprehensive earnings, shareholders' equity, and cash flows, for each of the three years in the period ended September 30, 2022, and the related notes (collectively referred to as the "financial statements"). We also have audited the Company’s internal control over financial reporting as of September 30, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2022, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by COSO.

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

Intangible Assets, net – Trade name — Refer to Notes 1 and 14 to the financial statements

Critical Audit Matter Description

The Company has one indefinitely lived intangible asset consisting of the Woodward L’Orange trade name (“trade name”).  As of September 30, 2022, the carrying value of the trade name is $56.8 million. The trade name is tested for impairment on an annual basis and more often if an event occurs or circumstances change that indicate the fair value of the trade name may be below its carrying amount. The Company completed its annual impairment test of the trade name as of July 31, 2022. The results of impairment test indicated the estimated fair value of the trade name was in excess of its carrying value and, accordingly, no impairment existed.

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
−

Considering the impact of changes in management’s projections from the July 31, 2022, annual assessment date to September 30, 2022 by comparing actual results for the period to management projections within the original valuation model.

•	We evaluated whether a triggering event existed subsequent to management’s impairment testing date, but prior to the balance sheet date.

/s/ DELOITTE & TOUCHE LLP

Denver, Colorado

November 18, 2022

We have served as the Company's auditor since 2008.

WOODWARD, INC.

CONSOLIDATED STATEMENTS OF EARNINGS

(In thousands, except per share amounts)

	Year Ended September 30,
	2022	2021	2020
Net sales	$2,382,790	$2,245,832	$2,495,665
Costs and expenses:
Cost of goods sold	1,857,485	1,694,774	1,855,422
Selling, general and administrative expenses	203,005	186,866	217,710
Research and development costs	119,782	117,091	133,134
Impairment of assets sold	—	—	37,902
Restructuring activities	(3,420)	5,008	22,216
Gain on cross-currency interest rate swaps, net	—	—	(30,481)
Interest expense	34,545	34,282	35,811
Interest income	(1,814)	(1,495)	(1,764)
Other (income) expense, net	(26,691)	(36,493)	(56,166)
Total costs and expenses	2,182,892	2,000,033	2,213,784
Earnings before income taxes	199,898	245,799	281,881
Income tax expense	28,200	37,150	41,486
Net earnings	$171,698	$208,649	$240,395

Earnings per share:
Basic earnings per share	$2.79	$3.30	$3.86
Diluted earnings per share	$2.71	$3.18	$3.74

Weighted Average Common Shares Outstanding:
Basic	61,517	63,287	62,267
Diluted	63,254	65,555	64,209

See accompanying Notes to Consolidated Financial Statements

WOODWARD, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS

(In thousands)

	Year Ended September 30,
	2022	2021	2020
Net earnings	$171,698	$208,649	$240,395

Other comprehensive earnings:
Foreign currency translation adjustments	(63,026)	8,628	15,668
Net gain (loss) on foreign currency transactions designated as hedges of net investments in foreign subsidiaries	7,206	592	(3,199)
Taxes on changes on foreign currency translation adjustments	2,230	(1,433)	75
Foreign currency translation and transactions adjustments, net of tax	(53,590)	7,787	12,544

Unrealized gain (loss) on fair value adjustment of derivative instruments	89,048	(1,672)	(18,262)
Reclassification of net realized (gains) losses on derivatives to earnings	(68,880)	(3,702)	2,134
Taxes on changes on derivative transactions	(786)	234	626
Derivative adjustments, net of tax	19,382	(5,140)	(15,502)

Minimum retirement benefit liability adjustments:
Net gain arising during the period	6,318	27,809	20,179
Prior service cost arising during the period	—	(611)	—
Amortization of:
Prior service cost	1,004	995	962
Net loss	720	1,502	2,523
Foreign currency exchange rate changes on minimum retirement benefit liabilities	1,158	(855)	(1,672)
Taxes on changes on minimum retirement benefit liability adjustments	(1,936)	(7,312)	(5,522)
	7,264	21,528	16,470
Total comprehensive earnings	$144,754	$232,824	$253,907

See accompanying Notes to Consolidated Financial Statements

WOODWARD, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	September 30,	September 30,
	2022	2021
ASSETS
Current assets:
Cash and cash equivalents, including restricted cash of $0 and $1,907, respectively	$107,844	$448,462
Accounts receivable, less allowance for uncollectible amounts of $3,922 and $3,664, respectively	609,964	523,051
Inventories	514,287	419,971
Income taxes receivable	5,179	12,071
Other current assets	74,695	61,168
Total current assets	1,311,969	1,464,723
Property, plant and equipment, net	910,472	950,569
Goodwill	772,559	805,333
Intangible assets, net	460,580	559,289
Deferred income tax assets	23,447	14,066
Other assets	327,419	297,024
Total assets	$3,806,446	$4,091,004
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Short-term debt	$66,800	$—
Current portion of long-term debt	856	728
Accounts payable	230,519	170,909
Income taxes payable	34,655	11,481
Accrued liabilities	206,283	183,139
Total current liabilities	539,113	366,257
Long-term debt, less current portion	709,760	734,122
Deferred income tax liabilities	127,195	157,936
Other liabilities	529,256	617,908
Total liabilities	1,905,324	1,876,223
Commitments and contingencies (Note 22)
Stockholders' equity:
Preferred stock, par value $0.003 per share, 10,000 shares authorized, no shares issued	—	—
Common stock, par value $0.001455 per share, 150,000 shares authorized, 72,960 shares issued	106	106
Additional paid-in capital	293,540	261,735
Accumulated other comprehensive losses	(92,563)	(65,619)
Deferred compensation	6,781	7,949
Retained earnings	2,727,233	2,600,513
	2,935,097	2,804,684
Treasury stock at cost, 13,207 shares and 9,702 shares, respectively	(1,027,194)	(581,954)
Treasury stock held for deferred compensation, at cost, 139 shares and 167 shares, respectively	(6,781)	(7,949)
Total stockholders' equity	1,901,122	2,214,781
Total liabilities and stockholders' equity	$3,806,446	$4,091,004

See accompanying Notes to Consolidated Financial Statements

WOODWARD, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended September 30,
	2022	2021	2020
Cash flows from operating activities:
Net earnings	$171,698	$208,649	$240,395
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	120,628	129,524	131,158
Impairment of assets sold	—	—	37,902
Net (gain) on sales of assets and businesses	(1,775)	(4,452)	(23,598)
Net (gain) on cross-currency interest rate swaps	—	—	(30,481)
Stock-based compensation	20,109	21,475	22,902
Deferred income taxes	(23,226)	(11,964)	1,311
Changes in operating assets and liabilities:
Trade accounts receivable	(54,380)	41,241	52,095
Unbilled receivables (contract assets)	(44,451)	(16,491)	(22,028)
Costs to fulfill a contract	(17,118)	(19,761)	(27,446)
Inventories	(110,196)	18,871	61,019
Accounts payable and accrued liabilities	122,963	61,793	(153,318)
Contract liabilities	12,466	24,848	25,882
Income taxes	29,644	21,509	(37,099)
Retirement benefit obligations	(4,424)	(6,848)	(3,777)
Other	(28,300)	(3,725)	74,574
Net cash provided by operating activities	193,638	464,669	349,491

Cash flows from investing activities:
Payments for purchase of property, plant, and equipment	(52,868)	(37,689)	(47,087)
Proceeds from sale of assets	43	154	30,173
Payments for business acquisition, net of cash acquired	(21,549)	—	—
Proceeds from business divestiture	6,000	—	10,443
Proceeds from sales of short-term investments	12,557	16,575	12,700
Payments for purchases of short-term investments	(9,632)	(14,337)	(13,109)
Net cash used in investing activities	(65,449)	(35,297)	(6,880)

Cash flows from financing activities:
Cash dividends paid	(44,978)	(36,041)	(37,664)
Proceeds from sales of treasury stock	21,897	34,706	24,969
Payments for repurchases of common stock	(485,300)	(33,344)	(13,346)
Borrowings on revolving lines of credit and short-term borrowings	952,000	74,400	1,248,135
Payments on revolving lines of credit and short-term borrowings	(885,200)	(74,400)	(1,510,746)
Payments of long-term debt and finance lease obligations	(797)	(101,639)	(1,590)
Net cash used in financing activities	(442,378)	(136,318)	(290,242)
Effect of exchange rate changes on cash and cash equivalents	(26,429)	2,138	1,828
Net change in cash and cash equivalents	(340,618)	295,192	54,197
Cash and cash equivalents, including restricted cash, at beginning of year	448,462	153,270	99,073
Cash and cash equivalents, including restricted cash, at end of year	$107,844	$448,462	$153,270

See accompanying Notes to Consolidated Financial Statements

WOODWARD, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except per share amounts)

	Number of shares			Stockholders' equity
						Accumulated other comprehensive (loss) earnings
	Common stock	Treasury stock	Treasury stock held for deferred compensation	Common stock	Additional paid-in capital	Foreign currency translation adjustments	Unrealized derivative gains (losses)	Minimum retirement benefit liability adjustments	Total accumulated other comprehensive (loss) earnings	Deferred compensation	Retained earnings	Treasury stock at cost	Treasury stock held for deferred compensation	Total stockholders' equity
Balances as of September 30, 2019	72,960	(11,040)	(211)	$106	$207,120	$(53,235)	$(4,955)	$(45,116)	$(103,306)	$9,382	$2,224,919	$(602,098)	$(9,382)	$1,726,741
Cumulative effect from adoption of ASC 842	—	—	—	—	—	—	—	—	—	—	255	—	—	255
Net earnings	—	—	—	—	—	—	—	—	—	—	240,395	—	—	240,395
Other comprehensive earnings (loss), net of tax	—	—	—	—	—	12,544	(15,502)	16,470	13,512	—	—	—	—	13,512
Cash dividends paid ($0.6050 per share)	—	—	—	—	—	—	—	—	—	—	(37,664)	—	—	(37,664)
Purchases of treasury stock	—	(124)	—	—	—	—	—	—	—	—	—	(13,346)	—	(13,346)
Sales of treasury stock	—	763	—	—	(7,506)	—	—	—	—	—	—	32,640	—	25,134
Common shares issued from treasury stock for benefit plans	—	124	—	—	9,420	—	—	—	—	—	—	5,328	—	14,748
Stock-based compensation	—	—	—	—	22,902	—	—	—	—	—	—	—	—	22,902
Purchases and transfers of stock by/to deferred compensation plan	—	—	(6)	—	—	—	—	—	—	681	—	—	(681)	—
Distribution of stock from deferred compensation plan	—	—	18	—	—	—	—	—	—	(841)	—	—	841	—
Balances as of September 30, 2020	72,960	(10,277)	(199)	$106	$231,936	$(40,691)	$(20,457)	$(28,646)	$(89,794)	$9,222	$2,427,905	$(577,476)	$(9,222)	$1,992,677

Balances as of September 30, 2020	72,960	(10,277)	(199)	$106	$231,936	$(40,691)	$(20,457)	$(28,646)	$(89,794)	$9,222	$2,427,905	$(577,476)	$(9,222)	$1,992,677
Net earnings	—	—	—	—	—	—	—	—	—	—	208,649	—	—	208,649
Other comprehensive earnings (loss), net of tax	—	—	—	—	—	7,787	(5,140)	21,528	24,175	—	—	—	—	24,175
Cash dividends paid ($0.5688 per share)	—	—	—	—	—	—	—	—	—	—	(36,041)	—	—	(36,041)
Purchases of treasury stock	—	(404)	—	—	—	—	—	—	—	—	—	(45,860)	—	(45,860)
Sales of treasury stock	—	851	—	—	(1,218)	—	—	—	—	—	—	36,024	—	34,806
Common shares issued from treasury stock for benefit plans	—	128	—	—	9,542	—	—	—	—	—	—	5,358	—	14,900
Stock-based compensation	—	—	—	—	21,475	—	—	—	—	—	—	—	—	21,475
Purchases and transfers of stock by/to deferred compensation plan	—	—	(3)	—	—	—	—	—	—	393	—	—	(393)	—
Distribution of stock from deferred compensation plan	—	—	35	—	—	—	—	—	—	(1,666)	—	—	1,666	—
Balances as of September 30, 2021	72,960	(9,702)	(167)	$106	$261,735	$(32,904)	$(25,597)	$(7,118)	$(65,619)	$7,949	$2,600,513	$(581,954)	$(7,949)	$2,214,781

Balances as of September 30, 2021	72,960	(9,702)	(167)	$106	$261,735	$(32,904)	$(25,597)	$(7,118)	$(65,619)	$7,949	$2,600,513	$(581,954)	$(7,949)	$2,214,781
Net earnings	—	—	—	—	—	—	—	—	—	—	171,698	—	—	171,698
Other comprehensive earnings (loss), net of tax	—	—	—	—	—	(53,590)	19,382	7,264	(26,944)	—	—	—	—	(26,944)
Cash dividends paid ($0.7325 per share)	—	—	—	—	—	—	—	—	—	—	(44,978)	—	—	(44,978)
Purchases of treasury stock	—	(4,123)	—	—	—	—	—	—	—	—	—	(472,784)	—	(472,784)
Sales of treasury stock	—	468	—	—	1,131	—	—	—	—	—	—	20,977	—	22,108
Common shares issued from treasury stock for benefit plans	—	150	—	—	10,565	—	—	—	—	—	—	6,567	—	17,132
Stock-based compensation	—	—	—	—	20,109	—	—	—	—	—	—	—	—	20,109
Purchases and transfers of stock by/to deferred compensation plan	—	—	(3)	—	—	—	—	—	—	252	—	—	(252)	—
Distribution of stock from deferred compensation plan	—	—	31	—	—	—	—	—	—	(1,420)	—	—	1,420	—
Balances as of September 30, 2022	72,960	(13,207)	(139)	$106	$293,540	$(86,494)	$(6,215)	$146	$(92,563)	$6,781	$2,727,233	$(1,027,194)	$(6,781)	$1,901,122

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

Global Business Conditions

We continue to monitor a variety of external issues impacting our business, including ongoing global supply chain and labor disruptions and rising labor and material inflation which together have led to a challenging industry-wide operating environment.

In fiscal year 2022 we experienced strong demand for our products and services, although our financial performance during fiscal year 2022 was adversely impacted by these issues. We are actively implementing strategies to mitigate our supply chain risk to better position us for future success. We also continue to assess the environment and are taking appropriate price actions in response to rising costs; however, the timing of many price increases can be delayed due to various pre-existing contractual arrangements. We remain focused on operational excellence initiatives, talent development and innovation to help drive the company forward and create value for our stockholders. We are unable to predict the full extent to which these issues will continue to adversely impact our business, including our operational performance, results of operations, cash flows, financial position, and the achievement of our strategic objectives. Such uncertainty may affect our ability to accurately predict our future performance and financial results.

We may take further actions to alter our business operations if we determine such actions are in the best interests of our stockholders, employees, customers and other stakeholders as appropriate. It is not currently clear what the potential effects of any such alterations or modifications may have on our business in future periods, including the effects on our customers, employees and prospects, or on our financial results.

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

The Company is exposed to market risks related to fluctuations in foreign currency exchange rates because some sales transactions, and certain assets and liabilities of its domestic and foreign subsidiaries, are denominated in foreign currencies. Selling, general, and administrative expenses include a net foreign currency gain of $1,450 in fiscal year 2022, a net foreign currency loss of $1,986 in fiscal year 2021, and a net foreign currency gain of $194 in fiscal year 2020.

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

Purchase accounting: Business combinations are accounted for using the purchase method of accounting. Under this method, assets and liabilities, including intangible assets, are recorded at their fair values as of the acquisition date. Acquisition costs in excess of amounts assigned to assets acquired and liabilities assumed are recorded as goodwill. Transaction-related costs associated with business combinations are expensed as incurred.

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

Estimated lives over which fixed assets are generally depreciated at September 30, 2022 were as follows:

Land improvements	3	–	20	years
Buildings and improvements	3	–	40	years
Leasehold improvements	1	–	10	years
Machinery and production equipment	3	–	20	years
Computer equipment and software	1	–	10	years
Office furniture and equipment	3	–	10	years
Other	3	–	10	years

Included in computer equipment and software are Woodward’s enterprise resource planning (“ERP”) systems, which have an estimated useful life of 15 years. All other computer equipment and software is generally depreciated over three years to five years.

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

Based on the results of Woodward’s annual goodwill impairment testing, no impairment charges were recorded in the year ended September 30, 2022 or since the goodwill was originally recorded due to the annual goodwill impairment test.

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

Woodward has recorded no impairment charges related to its other intangibles as of September 30, 2022.

Estimated lives over which intangible assets are amortized at September 30, 2022 were as follows:

Customer relationships and contracts	11	–	30	years
Intellectual property	15	–	17	years
Process technology	10	–	30	years
Other	5	–	5	years

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

	Year Ended September 30,
	2022	2021	2020
Manufactured products	84%	86%	86%
MRO	14%	13%	12%
Services	2%	1%	2%

Point in time and over time revenue recognition

The amount of revenue recognized as point in time or over time follows:

	For the Year Ended September 30,
	2022			2021			2020
	Aerospace	Industrial	Consolidated	Aerospace	Industrial	Consolidated	Aerospace	Industrial	Consolidated
Point in time	$593,233	$509,737	$1,102,970	$481,422	$527,233	$1,008,655	$590,817	$592,157	$1,182,974
Over time	926,089	353,731	1,279,820	922,695	314,482	1,237,177	1,000,146	312,545	1,312,691
Total net sales	$1,519,322	$863,468	$2,382,790	$1,404,117	$841,715	$2,245,832	$1,590,963	$904,702	$2,495,665

Material Rights and Costs to Fulfill a Contract

Amounts recognized related to changes in estimated total lifetime sales for material rights and costs to fulfill contracts with customers follows:

	Year Ended September 30,
	2022	2021	2020
Revenue	$1,514	$2,671	$6,784
Cost of goods sold	667	1,961	6,638

Amounts recognized related to amortization of costs to fulfill contracts and contract liabilities, which were not related to changes in estimate, follows:

	Year Ended September 30,
	2022	2021	2020
Revenue	$4,107	$4,455	$1,664
Cost of goods sold	3,077	3,466	1,241

As of September 30, 2022, “Other assets” on the Consolidated Balance Sheets included $167,610 of capitalized costs to fulfill contracts with customers, compared to $152,885 as of September 30, 2021.

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

Accounts receivable consisted of the following:

	September 30, 2022	September 30, 2021
Billed receivables
Trade accounts receivable	$359,364	$298,951
Other (Chinese financial institutions)	9,405	23,168
Total billed receivables	368,769	322,119
Current unbilled receivables (contract assets)	245,117	204,596
Total accounts receivable	613,886	526,715
Less: Allowance for uncollectible amounts	(3,922)	(3,664)
Total accounts receivable, net	$609,964	$523,051

As of September 30, 2022, “Other assets” on the Consolidated Balance Sheets includes $6,649 of unbilled receivables not expected to be invoiced and collected within a period of twelve months, compared to $9,424 as of September 30, 2021.  Unbilled receivables not expected to be invoiced and collected within a period of twelve months are primarily attributable to customer delays for deliveries on firm orders in the Aerospace segment due to global supply chain and labor disruptions.

Billed and unbilled accounts receivable from the U.S. Government were less than 10% of total billed and unbilled accounts receivable at September 30, 2022 and September 30, 2021.

The allowance for uncollectible amounts and change in expected credit losses for trade accounts receivable and unbilled receivables (contract assets) consisted of the following:

	Year Ended September 30,
	2022	2021	2020
Balance, beginning	$3,664	$8,359	$8,936
Charged to costs and expenses, or sales allowance	1,866	2,382	4,735
Deductions	(1,587)	(7,255)	(5,342)
Other (deductions)/additions[1]	(21)	178	30
Balance, ending	$3,922	$3,664	$8,359
(1)	Includes effects of foreign exchange rate changes during the period.

Woodward adopted ASU 2016-13 on October 1, 2021.  The change in the allowance for uncollectible amounts during the fiscal year ended September 30, 2020, is based on incurred losses rather than expected credit losses per the CECL impairment model.

Contract liabilities

Contract liabilities consisted of the following:

	September 30, 2022		September 30, 2021
	Current	Noncurrent	Current	Noncurrent
Deferred revenue from material rights from GE joint venture formation	$5,754	$234,516	$4,771	$234,237
Deferred revenue from advanced invoicing and/or prepayments from customers	4,120	38	4,192	290
Liability related to customer supplied inventory	12,442	—	14,169	—
Deferred revenue from material rights related to engineering and development funding	8,347	161,791	6,395	151,797
Net contract liabilities	$30,663	$396,345	$29,527	$386,324

The current portion of contract liabilities is included in “Accrued liabilities” and the noncurrent portion is included in “Other liabilities” of Woodward’s Consolidated Balance Sheets. Woodward recognized revenue of $22,313 in the year ended September 30, 2022 from contract liabilities balances recorded as of September 30, 2021, compared to $19,925 in the year ended September 30, 2021 from contract liabilities balances recorded as of September 30, 2020.

Woodward recognized revenue of $65,702 for the fiscal year ended September 30, 2022, compared to $71,517 for the fiscal year ended September 30, 2021 and $79,569 for the fiscal year ended September 30, 2020, related to noncash consideration received from customers. The Aerospace segment recognized $63,358 for the fiscal year ended September 30, 2022, compared to $69,195 for the fiscal year ended September 30, 2021 and $78,179 for the fiscal year ended September 30, 2020, while the Industrial segment recognized $2,343 for the fiscal year ended September 30, 2022 compared to $2,322 for the fiscal year ended September 30, 2021 and $1,390 for the fiscal year ended September 30, 2020.

Remaining performance obligations

Remaining performance obligations related to the aggregate amount of the total contract transaction price of firm orders for which the performance obligation has not yet been recognized in revenue as of September 30, 2022 was $1,558,588, compared to $1,283,311 as of September 30, 2021, the majority of which in both periods relate to Woodward’s Aerospace segment. Woodward expects to recognize almost all of these remaining performance obligations within two years after September 30, 2022.

Remaining performance obligations related to material rights that have not yet been recognized in revenue as of September 30, 2022 was $448,370, of which $12,718 is expected to be recognized in fiscal year 2023, and the balance is expected to be recognized thereafter. Woodward expects to recognize revenue from performance obligations related to material rights over the life of the underlying programs, which may be as long as forty years.

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

Revenue by primary market for the Aerospace reportable segment was as follows:

	Year Ended September 30,
	2022	2021	2020
Commercial OEM	$499,438	$386,543	$434,306
Commercial aftermarket	420,881	306,547	399,843
Defense OEM	422,016	509,815	526,264
Defense aftermarket	176,987	201,212	230,550
Total Aerospace segment net sales	$1,519,322	$1,404,117	$1,590,963

Revenue by primary market for the Industrial reportable segment was as follows:

	Year Ended September 30,
	2022	2021	2020
Reciprocating engines	$636,866	$639,946	$632,555
Industrial turbines	226,602	201,769	222,366
Renewables[1]	—	—	49,781
Total Industrial segment net sales	$863,468	$841,715	$904,702

(1)	Sales in the renewables market were discontinued as of May 1, 2020 following the closing of the divestiture of the disposal group (see Note 10, Acquisitions and Divestitures).

The customers who account for approximately 10% or more of net sales of each of Woodward’s reportable segments are as follows:

	For the Year Ended September 30,
	2022	2021
Aerospace	Raytheon Technologies, The Boeing Company, GE	The Boeing Company, Raytheon Technologies, GE
Industrial	Rolls-Royce PLC, Wärtsilä, Caterpillar	Rolls-Royce PLC, Weichai Westport, GE

Net sales by geographic area, as determined based on the location of the customer, were as follows:

	Year Ended September 30,
	2022			2021			2020
	Aerospace	Industrial	Consolidated	Aerospace	Industrial	Consolidated	Aerospace	Industrial	Consolidated
United States	$1,105,860	$205,740	$1,311,600	$1,103,373	$174,750	$1,278,123	$1,231,004	$195,450	$1,426,454
Germany	57,840	174,216	232,056	31,005	152,691	183,696	52,635	181,330	233,965
Europe, excluding Germany	128,719	234,795	363,514	95,984	195,957	291,941	122,938	214,033	336,971
China	49,407	86,972	136,379	35,286	178,983	214,269	38,359	171,526	209,885
Asia, excluding China	23,334	128,855	152,189	23,363	114,137	137,500	27,068	113,001	140,069
Other countries	154,162	32,890	187,052	115,106	25,197	140,303	118,959	29,362	148,321
Total net sales	$1,519,322	$863,468	$2,382,790	$1,404,117	$841,715	$2,245,832	$1,590,963	$904,702	$2,495,665

Note 4.  Earnings per share

Basic earnings per share is computed by dividing net earnings available to common stockholders by the weighted-average number of shares of common stock outstanding for the period.

Diluted earnings per share reflects the weighted-average number of shares outstanding after consideration of the dilutive effect of stock options and restricted stock.

The following is a reconciliation of net earnings to basic earnings per share and diluted earnings per share:

	Year Ended September 30,
	2022	2021	2020
Numerator:
Net earnings	$171,698	$208,649	$240,395
Denominator:
Basic shares outstanding	61,517	63,287	62,267
Dilutive effect of stock options and restricted stock units	1,737	2,268	1,942
Diluted shares outstanding	63,254	65,555	64,209
Income per common share:
Basic earnings per share	$2.79	$3.30	$3.86
Diluted earnings per share	$2.71	$3.18	$3.74

The following stock option grants were outstanding during the fiscal years ended September 30, 2022, 2021 and 2020, but were excluded from the computation of diluted earnings per share because their inclusion would have been anti-dilutive.

	Year Ended September 30,
	2022	2021	2020
Options	1,019	41	660
Weighted-average option price	$110.71	$116.38	$104.45

The weighted-average shares of common stock outstanding for basic and diluted earnings per share included the weighted-average treasury stock shares held for deferred compensation obligations of the following:

	Year Ended September 30,
	2022	2021	2020
Weighted-average treasury stock shares held for deferred compensation obligations	151	186	211

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

None of Woodward’s lease agreements contain significant residual value guarantees, restrictions, or covenants. As of September 30, 2022, Woodward has not entered into any lease arrangements that have not yet commenced but would create significant rights and obligations. Woodward does not have any lease transactions between related parties.

Lease-related assets and liabilities follows:

	Classification on the Consolidated Balance Sheets	September 30, 2022	September 30, 2021
Assets:
Operating lease assets	Other assets	$25,144	$19,370
Finance lease assets	Property, plant and equipment, net	5,474	781
Total lease assets		30,618	20,151

Current liabilities:
Operating lease liabilities	Accrued liabilities	4,587	5,260
Finance lease liabilities	Current portion of long-term debt	856	728
Noncurrent liabilities:
Operating lease liabilities	Other liabilities	21,443	14,770
Finance lease liabilities	Long-term debt, less current portion	4,405	475
Total lease liabilities		$31,291	$21,233

In the first quarter of fiscal year 2020, Woodward determined that the approved plan to divest of the renewable power systems business and other related businesses (as described more fully in Note 10, Acquisitions and Divestitures, and defined therein as the “disposal group”) represented a triggering event requiring the long-lived assets attributable to the disposal group be assessed for impairment. Given the facts and circumstances at that time, Woodward determined that the remaining value of the ROU assets of the disposal group were not recoverable, and a $639 non-cash impairment charge was recorded during the fiscal year ended September 30, 2020.

Supplemental lease-related information follows:
	September 30, 2022	September 30, 2021
Weighted average remaining lease term
Operating leases	8.3 years	4.3 years
Finance leases	9.7 years	1.7 years
Weighted average discount rate
Operating leases	3.6%	3.2%
Finance leases	3.4%	2.8%

Lease-related expenses were as follows:
	Year Ended September 30,
	2022	2021	2020
Operating lease expense	$6,335	$6,559	$6,164
Amortization of financing lease assets	454	425	476
Interest on financing lease liabilities	51	58	87
Variable lease expense	929	1,495	1,101
Short-term lease expense	190	283	466
Sublease income[1]	(192)	(680)	(697)
Total lease expense	$7,767	$8,140	$7,597
(1)	Relates to two separate subleases Woodward has entered into for a leased manufacturing building in Niles, Illinois. During fiscal year 2022, these subleases were terminated.

Lease-related supplemental cash flow information was as follows:

	Year Ended September 30,
	2022	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$5,303	$5,707	$5,622
Operating cash flows for finance leases	51	58	87
Financing cash flows for finance leases	796	1,639	1,590
Right-of-use assets obtained in exchange for recorded lease obligations:
Operating leases	14,678	6,871	6,501
Finance leases	4,046	35	1,244

Maturities of lease liabilities were as follows:

Year Ending September 30:	Operating Leases	Finance Leases
2023	$5,383	$1,032
2024	4,695	1,002
2025	3,768	870
2026	3,156	870
2027	2,592	868
Thereafter	10,959	1,919
Total lease payments	30,553	6,561
Less: imputed interest	(4,523)	(1,300)
Total lease obligations	$26,030	$5,261

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

Although Woodward expects to allocate some portion of future net sales to these customers to embedded lessor arrangements, it cannot provide expected future undiscounted lease payments from property, plant and equipment leased to customers as of September 30, 2022. If, in the future, customers reduce purchases of related products from Woodward, the Company believes it will derive additional value from the underlying equipment by repurposing its use to support other customer arrangements.

Woodward recognizes revenue from the embedded lessor arrangements based on the value of the underlying dedicated property, plant, and equipment. There are no fixed payments that the customers under the embedded lessor arrangements are obligated to pay. Therefore, all the customer payments under the embedded lessor arrangements are considered variable with the associated leasing revenue recognized when the revenue from underlying product sale related to variable lease payment is recognized. Revenue from contracts with customers that included embedded operating leases, which is included in “Net sales” at the Consolidated Statements of Earnings, was $5,528 for the fiscal year ended September 30, 2022, compared to $6,305 for the fiscal year ended September 30, 2021.

The carrying amount of property, plant and equipment leased to others through embedded leasing arrangements, included in “Property, plant and equipment, net” at the Consolidated Balance Sheets, follows:

	September 30, 2022	September 30, 2021
Property, plant and equipment leased to others through embedded leasing arrangements	$44,912	$93,732
Less accumulated depreciation	(25,508)	(35,733)
Property, plant and equipment leased to others through embedded leasing arrangements, net	$19,404	$57,999

Note 6.  Joint venture

In fiscal year 2016, Woodward and GE, acting through its GE Aviation business unit, consummated the formation of a strategic joint venture between Woodward and GE (the “JV”) to develop, manufacture and support fuel systems for specified existing and all future GE commercial aircraft engines that produce thrust in excess of fifty thousand pounds.

Unamortized deferred revenue from material rights in connection with the JV formation included:

	September 30, 2022	September 30, 2021
Accrued liabilities	$5,754	$4,771
Other liabilities	234,516	234,237

Amortization of the deferred revenue (material right) recognized as an increase to sales was $3,633 for the fiscal year ended September 30, 2022, $4,191 for the fiscal year ended September 30, 2021, and $5,493 for the fiscal year ended September 30, 2020.

Woodward and GE jointly manage the JV and any significant decisions and/or actions of the JV require the mutual consent of both parties. Neither Woodward nor GE has a controlling financial interest in the JV, but both Woodward and GE do have the ability to significantly influence the operating and financial decisions of the JV. Therefore, Woodward is accounting for its 50% ownership interest in the JV using the equity method of accounting. The JV is a related party to Woodward.  In addition, GE will continue to pay contingent consideration to Woodward consisting of fifteen annual payments of $4,894 each, which began on January 4, 2017, subject to certain claw-back conditions. Woodward received its fifth and six annual payments of $4,894 during the three-months ended March 31, 2021 and March 31, 2022, respectively, which were recorded as deferred income and included in Net cash provided by operating activities on the Consolidated Statements of Cash Flows. Neither Woodward nor GE contributed any tangible assets to the JV.

Other income related to Woodward’s equity interest in the earnings of the JV was as follows:

	For the Year Ended September 30,
	2022	2021	2020
Other income	$18,193	$11,366	$15,580

Cash distributions to Woodward from the JV, recognized in Net cash provided by operating activities on the Consolidated Statements of Cash Flows, from the JV include:

	Year Ended September 30,
	2022	2021	2020
Cash distributions	$17,000	$13,500	$14,000

Net sales to the JV were as follows:

	For the Year Ended September 30,
	2022	2021	2020
Net sales[1]	$28,100	$35,957	$48,222

(1)

Net sales include a reduction of $28,054 for the fiscal year ended September 30, 2022, $21,101 for the fiscal year ended September 30, 2021, and $23,904 for the fiscal year ended September 30, 2020 related to royalties owed to the JV by Woodward on sales by Woodward directly to third party aftermarket customers.

The Consolidated Balance Sheets include “Accounts receivable” related to amounts the JV owed Woodward, “Accounts payable” related to amounts Woodward owed the JV, and “Other assets” related to Woodward’s net investment in the JV, as follows:

	September 30, 2022	September 30, 2021
Accounts receivable	$4,172	$3,639
Accounts payable	4,069	2,823
Other assets	8,181	6,988

Woodward records in “Other liabilities” amounts invoiced to the JV for support of the JV’s engineering and development projects as an increase to contract liabilities, and records in “Other assets” related incurred expenditures as costs to fulfill a contract. Woodward’s contract liabilities classified as “Other liabilities” included amounts invoiced to the JV as of September 30, 2022 of $79,257 compared to $73,657 as of fiscal year ended September 30, 2021. Woodward’s costs to fulfill a contract included in “Other assets” related to JV activities were $79,257 as of September 30, 2022 and $73,657 as of fiscal year ended September 30, 2021. In the fiscal year ended September 30, 2022, Woodward recognized a $1,146 reduction in the contract liability in “Other liabilities” and a $1,146 reduction in costs to fulfill a contract in “Other assets” related to the recognition of revenue and cost of goods sold that was included in the contract liability and contract asset, respectively, at the beginning of the fiscal year. In the fiscal year ended September 30, 2021, Woodward recognized a $2,072 reduction in the contract liability in “Other liabilities” and a $2,072 reduction in costs to fulfill a contract in “Other assets” related to the termination of a JV engineering and development project previously recognized as a material right. No reductions in costs to fulfill a contract or contract liabilities were recorded during the fiscal years ended September 30, 2022 and September 30, 2021 as a result of the termination of joint venture engineering and development projects.

Note 7.  Financial instruments and fair value measurements

The table below presents information about Woodward’s financial assets and liabilities that are measured at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques Woodward utilized to determine such fair value.

	At September 30, 2022				At September 30, 2021
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Financial assets:
Investments in term deposits with foreign banks	$37,605	—	—	$37,605	$13,187	—	—	$13,187
Equity securities	22,800	—	—	22,800	29,714	—	—	29,714
Cross currency interest rate swaps	—	38,168	—	38,168	—	—	—	—
Total financial assets	$60,405	$38,168	$—	$98,573	$42,901	$—	$—	$42,901

Financial liabilities:
Cross currency interest rate swaps	$—	$—	$—	$—	$—	$50,185	$—	$50,185
Total financial liabilities	$—	$—	$—	$—	$—	$50,185	$—	$50,185

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

Cross-currency interest rate swaps: Woodward holds cross currency interest rate swaps, which are accounted for at fair value. The swaps in an asset position are included in “Other current assets” and “Other assets,” and swaps in a liability position are included in “Accrued liabilities” and “Other liabilities” in the Consolidated Balance Sheets. The fair values of Woodward’s cross currency interest rate swaps are determined using a market approach that is based on observable inputs other than quoted market prices, including contract terms, interest rates, currency rates, and other market factors.

Cash, trade accounts receivable, accounts payable, and short-term borrowings are not remeasured to fair value, as the carrying cost of each approximates its respective fair value.

The estimated fair values and carrying costs of other financial instruments that are not required to be remeasured at fair value in the Consolidated Balance Sheets were as follows:

		At September 30, 2022		At September 30, 2021
	Fair Value Hierarchy Level	Estimated Fair Value	Carrying Cost	Estimated Fair Value	Carrying Cost
Assets:
Notes receivable from municipalities	2	$9,010	$8,992	$11,413	$10,193
Note receivable from sale of disposal group	2	—	—	6,288	6,061
Investments in short-term time deposits	2	8,026	7,893	11,587	11,580
Liabilities:
Long-term debt	2	$646,696	$712,054	$812,866	$736,706

In connection with certain economic incentives related to Woodward’s development of a second campus in the greater-Rockford, Illinois area for its Aerospace segment and Woodward’s development of a new campus at its corporate headquarters in Fort Collins, Colorado, Woodward received long-term notes from municipalities within the states of Illinois and Colorado. The fair value of the long-term notes was estimated based on a model that discounted future principal and interest payments received at an interest rate available to the Company at the end of the period for similarly rated municipal notes of similar maturity, which is a level 2 input as defined by the U.S. GAAP fair value hierarchy. The interest rates used to estimate the fair value of the long-term notes were 3.5% at September 30, 2022 and 1.3% at September 30, 2021.

In connection with the sale of the disposal group (See Note 10, Acquisitions and Divestitures), Woodward received a promissory note from the buyer for deferral of a portion of the purchase price. The full amount of the promissory note was received during the third quarter of fiscal year 2022.

From time to time, certain of Woodward’s foreign subsidiaries will invest excess cash in short-term time deposits with a fixed maturity date of longer than three months but less than one year from the date of the deposit. Woodward believes that the investments are with creditworthy financial institutions. The fair value of the investments in short-term time deposits was estimated based on a model that discounted future principal and interest payments to be received at an interest rate available to the foreign subsidiary entering into the investment for similar short-term time deposits of similar maturity. This was determined to be a level 2 input as defined by the U.S. GAAP fair value hierarchy. The interest rates used to estimate the fair value of the short-term time deposits was 6.1% at September 30, 2022 and 3.3% at September 30, 2021.

The fair value of long-term debt was estimated based on a model that discounted future principal and interest payments at interest rates available to the Company at the end of the period for similar debt of the same maturity, which is a level 2 input as defined by the U.S. GAAP fair value hierarchy. The weighted-average interest rates used to estimate the fair value of long-term debt were 5.6% at September 30, 2022 and 1.6% at September 30, 2021.

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

Upon termination and settlement of the instruments, Woodward entered into a new floating-rate cross-currency interest rate swap (the “2020 Floating-Rate Cross-Currency Swap”), with a notional value of $45,000, and five fixed-rate cross-currency interest rate swap agreements (the “2020 Fixed-Rate Cross-Currency Swaps”), with an aggregate notional value of $400,000, which effectively reduce the interest rates on the underlying fixed and floating-rate debt under the 2018 Notes and Woodward’s existing revolving credit agreement, respectively. The net interest income of the cross-currency interest rate swaps is recorded as a reduction to “Interest expense” in Woodward’s Consolidated Statements of Earnings.  As of September 30, 2022, the total notional value of the 2020 Floating-Rate Cross-Currency Swap and 2020 Fixed-Rate Cross-Currency Swaps was $11,250 and $400,000, respectively. See Note 7, Financial Instruments and fair value measurements, for the related fair value of the derivative instruments as of September 30, 2022.

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

Derivatives instruments in net investment hedging relationships

On September 23, 2016, Woodward and Woodward International Holding B.V., a wholly owned subsidiary of Woodward organized under the laws of The Netherlands (the “BV Subsidiary”), each entered into a note purchase agreement (the “2016 Note Purchase Agreement”) relating to the sale by Woodward and the BV Subsidiary of an aggregate principal amount of €160,000 of senior unsecured notes in a series of private placement transactions. Woodward issued €40,000 aggregate principal amount of Woodward’s Series M Senior Notes due September 23, 2026 (the “Series M Notes”).  Woodward designated the Series M Notes as a hedge of a foreign currency exposure of Woodward’s net investment in its Euro denominated functional currency subsidiaries. Related to the Series M Notes, included in foreign currency translation adjustments within total comprehensive (losses) earnings are net foreign exchange gains of $7,206 for the fiscal year ended September 30, 2022, compared to net foreign exchanges gains of $592 for the fiscal year ended September 30, 2021 and net foreign exchange losses of $3,199 for the fiscal year ended September 30, 2020.

Impact of derivative instruments designated as qualifying hedging instruments

The following table discloses the amount of (income) expense recognized in earnings on derivative instruments designated as qualifying hedging instruments:

		Year Ended September 30,
Derivatives in:	Location	2022	2021	2020
Cross-currency interest rate swap agreement designated as fair value hedges	Selling, general and administrative expenses	$(2,844)	$23	$4,592
Cross-currency interest rate swap agreements designated as cash flow hedges	Selling, general and administrative expenses	(66,036)	(3,725)	(3,190)
Treasury lock agreement designated as cash flow hedge	Interest expense	—	—	(72)
		$(68,880)	$(3,702)	$1,330

The following table discloses the amount of (gain) loss recognized in accumulated OCI on derivative instruments designated as qualifying hedging instruments:

		Year Ended September 30,
Derivatives in:	Location	2022	2021	2020
Cross-currency interest rate swap agreement designated as fair value hedges	Selling, general and administrative expenses	$(2,854)	$60	$4,832
Cross-currency interest rate swap agreements designated as cash flow hedges	Selling, general and administrative expenses	(86,194)	1,612	13,430
		$(89,048)	$1,672	$18,262

The following table discloses the amount of (gain) loss reclassified in accumulated OCI on derivative instruments designated as qualifying hedging instruments:

		Year Ended September 30,
Derivatives in:	Location	2022	2021	2020
Cross-currency interest rate swap agreement designated as fair value hedges	Selling, general and administrative expenses	$(2,844)	$23	$5,396
Cross-currency interest rate swap agreements designated as cash flow hedges	Selling, general and administrative expenses	(66,036)	(3,725)	(3,190)
Treasury lock agreement designated as cash flow hedge	Interest expense	—	—	(72)
		$(68,880)	$(3,702)	$2,134

The remaining unrecognized gains and losses in Woodward’s Consolidated Balance Sheets associated with derivative instruments that were previously entered into by Woodward, which are classified in accumulated OCI were net losses of $6,338 as of September 30, 2022 and $26,506 as of September 30, 2021.

Note 9.  Supplemental statement of cash flows information

	Year Ended September 30,
	2022	2021	2020
Interest paid, net of amounts capitalized	$27,435	$27,574	$27,148
Income taxes paid	29,560	38,949	94,088
Income tax refunds received	7,481	14,044	17,653
Non-cash activities:
Purchases of property, plant and equipment on account	6,452	7,771	3,076
Impact of the adoption of ASC 842	—	—	255
Common shares issued from treasury to settle benefit obligations	17,132	14,900	14,748
Purchases of treasury stock on account	—	12,516	—

Note 10.  Acquisitions and Divestitures

Acquisitions

On August 2, 2022, we entered into a series of Purchase Agreements with one of our Asia pacific channel partners, PM Control PLC (the “PM Agreements”). Pursuant to the PM Agreements, we agreed to acquire business assets and shares of stock of PM Control PLC and its affiliates (collectively, “PM Control”), for a total consideration (excluding cash acquired from the acquisition and including the settlement of pre-existing relationships) of $22,299 (the “PM Acquisition”). The PM Acquisition closed on August 31, 2022 (the “PM Closing”) and PM Control PLC became a wholly owned subsidiary of the Company.

ASC Topic 805, “Business Combinations” (“ASC 805”), provides a framework to account for acquisition transactions under U.S. GAAP. The purchase price of PM Control, prepared consistent with the required ASC 805 framework, is allocated as follows:

Cash paid to Sellers	$22,890
Less acquired cash and restricted cash	(1,341)
Plus settlement of pre-existing relationships	750
Total purchase price	$22,299

The allocation of the purchase price to the assets acquired and liabilities assumed was recorded as of the end of business on August 31, 2022 using the purchase method of accounting in accordance with ASC 805. Assets acquired and liabilities assumed in the transaction were recorded at their acquisition date fair values, while transaction costs associated with the acquisition were expensed as incurred. Woodward’s allocation was based on an evaluation of the appropriate fair values and represents management’s best estimate.

The following table summarizes, as of August 31, 2022, the estimated fair values of the assets acquired and liabilities assumed at the PM Closing.

Accounts receivable	$4,334
Inventories	2,464
Other current assets	386
Property, plant, and equipment	2,488
Goodwill	8,526
Intangible assets	9,916
Total assets acquired	28,114
Other current liabilities	(2,688)
Deferred income tax liabilities	(1,842)
Other noncurrent liabilities	(1,285)
Total liabilities assumed	(5,815)
Net assets acquired	$22,299

The preliminary purchase price allocation resulted in the recognition of $8,526 of goodwill, which is expected to be non-deductible for tax purposes. The Company has included all the goodwill in its Industrial segment. The goodwill represents the estimated value of potential expansion with new customers, the opportunity to further develop sales opportunities with new customers, other synergies expected to be achieved through the integration of PM Control with Woodward’s Industrial segment.

A summary of the intangible assets acquired, weighted-average useful lives, and amortization methods follows:

	Estimated Amounts	Weighted- Average Useful Life	Amortization Method
Intangible assets with finite lives:
Customer relationships and contracts	$8,332	11 years	Straight-line
Trade name	1,584	5 years	Straight-line
Total	$9,916

Future amortization expense associated with the acquired intangibles as of September 30, 2022, is expected to be $1,074 for the next five years ended.

Due to the timing of the acquisition, we are still finalizing valuations of intangible assets and related tax impacts. The final determination of the fair value of assets and liabilities will be completed within the one-year measurement period as permitted by ASC 805.

We have not presented pro forma results because the PM Acquisition was not deemed significant at the date of PM Closing.

Divestitures

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

In determining the amount by which the carrying value of the disposal group’s remaining net assets exceeded their fair value, Woodward considered primarily the market value of the assets held for sale based on negotiations it had entered into with affiliates of the AURELIUS Group for the sale of the majority of the disposal group. On January 31, 2020, Woodward entered into a definitive agreement to sell the majority of the disposal group to affiliates of the AURELIUS Group for $23,400, subject to customary purchase price adjustments, consisting of cash and a $6,000 promissory note, which was due by April 30, 2022. The assets were primarily located in Germany, Poland and Bulgaria and accounted for approximately $88,000 of sales in fiscal year 2019. The valuation reserve recorded to reduce the carrying value of the net assets held for sale was based on the estimated selling price pursuant to the definitive agreement reduced by the estimated working capital adjustments, transaction costs, and anticipated losses on assets held for sale that were not included in the disposal group to be sold to the AURELIUS Group.

The transactions consummating the sale of the disposal group were completed on April 30, 2020.  The carrying value of the assets and liabilities sold were as follows:

June 30, 2020
Assets:
Accounts receivable	$17,637
Inventories	441
Other current assets	796
Other assets	51
Total assets	18,925

Liabilities:
Accounts payable	7,633
Accrued liabilities	2,998
Other liabilities	450
Total liabilities	$11,081

Note 11.  Inventories

	September 30, 2022	September 30, 2021
Raw materials	$126,264	$107,412
Work in progress	123,005	95,846
Component parts (1)	329,962	260,244
Finished goods	70,019	63,109
Customer supplied inventory	12,442	14,169
On-hand inventory for which control has transferred to the customer	(147,405)	(120,809)
	$514,287	$419,971

(1)	Component parts include items that can be sold separately as finished goods or included in the manufacture of other products.

Note 12.  Property, plant, and equipment

	September 30, 2022	September 30, 2021
Land and land improvements	$84,057	$86,051
Buildings and building improvements	555,387	553,693
Leasehold improvements	19,392	19,159
Machinery and production equipment	779,514	795,128
Computer equipment and software	122,670	124,444
Office furniture and equipment	39,749	39,987
Other	20,162	20,012
Construction in progress	58,789	38,317
	1,679,720	1,676,791
Less accumulated depreciation	(769,248)	(726,222)
Property, plant, and equipment, net	$910,472	$950,569

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

In the first quarter of fiscal year 2020, Woodward determined that the approved plan to divest of the disposal group (see Note 10, Acquisitions and Divestitures) represented a triggering event requiring the long-lived assets attributable to the disposal group be assessed for impairment. Given the facts and circumstances at that time, Woodward determined that the remaining value of the plant, property and equipment of the disposal group was not recoverable, and a $13,421 non-cash impairment charge was recorded during fiscal year 2020.

On September 25, 2020, the Company closed on the sale of its Loveland, Colorado campus with a concurrent purchase of a new property in Windsor, Colorado for future operations, resulting in recognition of a pre-tax gain on sale of assets of $2,330.

For the fiscal years ended September 30, 2022, 2021, and 2020, Woodward had depreciation expense as follows:

	Year Ended September 30,
	2022	2021	2020
Depreciation expense	$83,019	$87,631	$91,700

Note 13.  Goodwill

	September 30, 2021	Additions	Effects of Foreign Currency Translation	September 30, 2022
Aerospace	$455,423	$—	$—	$455,423
Industrial	349,910	8,526	(41,300)	317,136
Consolidated	$805,333	$8,526	$(41,300)	$772,559

	September 30, 2020	Additions	Effects of Foreign Currency Translation	September 30, 2021
Aerospace	$455,423	$—	$—	$455,423
Industrial	352,829	—	(2,919)	349,910
Consolidated	$808,252	$—	$(2,919)	$805,333

On August 31, 2022, Woodward completed the acquisition of PM Control (see Note 10, Acquisitions and Divestitures), which resulted in the recognition of $8,526 in goodwill in the Company’s Industrial segment.

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

Woodward tests goodwill for impairment at the reporting unit level on an annual basis or at any time there is an indication goodwill may be impaired, commonly referred to as triggering events. Woodward completed its annual goodwill impairment test as of July 31, 2022 during the quarter ended September 30, 2022. The fair value of each of Woodward’s reporting units was determined using a discounted cash flow method. This method represents a level 3 input and incorporates various estimates and assumptions, the most significant being projected revenue growth rates, earnings margins, future tax rates, and the present value, based on an estimated weighted-average cost of capital (or the discount rate) and terminal growth rate, of forecasted cash flows. Management projects revenue growth rates, earnings margins and cash flows based on each reporting unit’s current operational results, expected performance and operational strategies over a five-year period. These projections are adjusted to reflect current economic conditions and demand for certain products, and require considerable management judgment.

Forecasted cash flows used in the July 31, 2022 impairment test were discounted using weighted-average cost of capital assumptions ranging from 8.93% to 17.43%. The terminal values of the forecasted cash flows were calculated using the Gordon Growth Model and assumed an annual compound growth rate after five years of 3.95%. These inputs, which are unobservable in the market, represent management’s best estimate of what market participants would use in determining the present value of the Company’s forecasted cash flows. Changes in these estimates and assumptions can have a significant impact on the fair value of forecasted cash flows. Woodward evaluated the reasonableness of the reporting units’ resulting fair values utilizing a market multiple method. The results of Woodward’s goodwill impairment test performed as of July 31, 2022 did not indicate impairment of any of Woodward’s reporting units.

Note 14.  Intangible assets, net

	September 30, 2022			September 30, 2021
	Gross Carrying Value	Accumulated Amortization	Net Carrying Amount	Gross Carrying Value	Accumulated Amortization	Net Carrying Amount
Intangible assets with finite lives:
Customer relationships and contracts:
Aerospace	$281,683	$(223,565)	$58,118	$281,683	$(210,380)	$71,303
Industrial	352,917	(66,812)	286,105	404,179	(56,515)	347,664
Total	$634,600	$(290,377)	$344,223	$685,862	$(266,895)	$418,967
Intellectual property:
Aerospace	$—	$—	$—	$—	$—	$—
Industrial	12,361	(12,361)	—	15,806	(15,806)	—
Total	$12,361	$(12,361)	$—	$15,806	$(15,806)	$—
Process technology:
Aerospace	$76,370	$(69,471)	$6,899	$76,370	$(67,177)	$9,193
Industrial	78,524	(27,464)	51,060	90,008	(26,124)	63,884
Total	$154,894	$(96,935)	$57,959	$166,378	$(93,301)	$73,077
Other intangibles:
Aerospace	$—	$—	$—	$—	$—	$—
Industrial	1,560	—	1,560	—	—	—
Total	$1,560	$—	$1,560	$—	$—	$—
Intangible asset with indefinite life:
Trade name:
Aerospace	$—	$—	$—	$—	$—	$—
Industrial	56,838	—	56,838	67,245	—	67,245
Total	$56,838	$—	$56,838	$67,245	$—	$67,245
Total intangibles:
Aerospace	$358,053	$(293,036)	$65,017	$358,053	$(277,557)	$80,496
Industrial	502,200	(106,637)	395,563	577,238	(98,445)	478,793
Consolidated Total	$860,253	$(399,673)	$460,580	$935,291	$(376,002)	$559,289

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

During the fourth quarter, Woodward completed its annual impairment test of the Woodward L’Orange trade name intangible asset as of July 31, 2022 for the fiscal year ended September 30, 2022. The fair value of the Woodward L’Orange trade name intangible assets was determined using discounted cash flows based on the relief from royalty method under the income approach. This method represents a Level 3 input (based upon a fair value hierarchy established by U.S. GAAP) and incorporates various estimates and assumptions, the most significant being projected revenue growth rates, royalty rates, future tax rates and the present value, based on an estimated weighted-average cost of capital (or the discount rate) and terminal growth rate, of the forecasted cash flow. Management projects revenue growth rates and cash flows based on Woodward L’Orange’s current operational results, expected performance and operational strategies over a five year period.  These projections are adjusted to reflect current economic conditions and demand for certain products, and require considerable management judgment.

The forecasted cash flow used in the July 31, 2022 impairment test was discounted using weighted-average cost of capital assumption of 9.70%. The terminal value of the forecasted cash flow was calculated using the Gordon Growth Model and assumed an annual compound growth rate after five years of 3.95%.  These inputs, which are unobservable in the market, represent management’s best estimate of what market participants would use in determining the present value of the Company’s forecasted cash flows. Changes in these estimates and assumptions can have a significant impact on the fair value of the forecasted cash flow.  The results of impairment test performed as of July 31, 2022 indicated the estimated fair value of the Woodward L’Orange trade name intangible asset was in excess of its carrying value, and accordingly, no impairment existed.

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

Woodward recorded amortization expense associated with intangibles of the following:

	Year Ended September 30,
	2022	2021	2020
Amortization expense	$37,609	$41,893	$39,458

Future amortization expense associated with intangibles is expected to be:

Year Ending September 30:
2023	$35,885
2024	32,014
2025	26,852
2026	26,816
2027	26,750
Thereafter	255,425
$403,742

Note 15.  Credit facilities, short-term borrowings and long-term debt

As of September 30, 2022, Woodward’s short-term borrowings and availability under its various short-term credit facilities follows:

	Total availability	Outstanding letters of credit and guarantees	Outstanding borrowings	Remaining availability
Revolving credit facility	$1,000,000	$(9,694)	$(66,800)	$923,506
Foreign lines of credit and overdraft facilities	27,266	—	—	27,266
Foreign performance guarantee facilities	418	(196)	—	222
	$1,027,684	$(9,890)	$(66,800)	$950,994

Revolving credit facility

Woodward is a party to the Second Amended and Restated Revolving Credit Agreement (as defined below) with certain foreign subsidiaries party thereto from time to time as borrowers, a syndicate of lenders and Wells Fargo bank, National Association, as administrative agent. Pursuant to the Second Amended and Restated Revolving Credit Agreement, the lenders party thereto have agreed to extend revolving loans and letters of credit to Woodward and certain of its foreign subsidiaries in an aggregate amount not to exceed $1,000,000. The Second Amended and Restated Revolving Credit Agreement provides for the option to increase available borrowings up to $1,500,000, in the aggregate, subject to lenders’ participation.

As of October 1, 2021, Woodward maintained a revolving credit agreement dated as of June 19, 2019 (the “2019 Revolving Credit Agreement”). On November 24, 2021, Woodward amended the 2019 Revolving Credit Agreement (such amended agreement, the “Amended and Restated Revolving Credit Agreement”) to, among other things, (i) replace the Euro London Interbank Offered Rate (“LIBOR”), the British pound sterling LIBOR, and the Japanese yen LIBOR rates with the Euro Interbank Offered Rate (“Euribor”), Sterling Overnight Index Average (“SONIA”), and Tokyo Interbank Offered Rate (“TIBOR”) rates, respectively, and (ii) replace the US LIBOR with the Secured Overnight Financing Rate (“SOFR”). The Amended and Restated Revolving Credit Agreement was set to mature on June 19, 2024. As of September 30, 2022, there were $66,800 in principal amount of borrowings outstanding, at an effective interest rate of 4.24% under the Amended and Restated Revolving Credit Agreement. As of September 30, 2022, all of borrowings outstanding were classified as short-term borrowings based on Woodward’s intent and ability to pay this amount in the next twelve months. As of September 30, 2021, there were no borrowings outstanding.

On October 21, 2022, Woodward amended and restated the Amended and Restated Credit Agreement (the “Second Amended and Restated Credit Agreement”). Effective as of October 21, 2022, the Second Amended and Restated Credit Agreement, extended the termination date of the revolving loan commitments of all the lenders from June 19, 2024 to October 21, 2027; removed the covenants restricting investments, acquisitions, dividends and distributions; and, subject to removal from the Company’s existing note purchase agreements or the termination or maturation of such note purchase agreements, removed the minimum consolidated net worth covenant. Borrowings under the Amended and Restated Revolving Credit Agreement could, and borrowings under the Second Amended and Restated Revolving Credit Agreement can, be made by Woodward and certain of its foreign subsidiaries in U.S. dollars or in foreign currencies other than the U.S. dollar and generally bear interest at the new base rates listed above plus 0.875% to 1.75%.

The revolving credit agreements described in this Note 15 all contain (or contained, as applicable) certain covenants customary with such agreements, which are generally consistent with the covenants applicable to Woodward’s long-term debt agreements, and contains customary events of default, including certain cross default provisions related to Woodward’s other outstanding material debt arrangements, the occurrence of which would permit the lenders to accelerate the amounts due thereunder. In addition, the Revolving Credit Agreement includes the following financial covenants: (i) a maximum permitted leverage ratio of consolidated net debt to consolidated earnings before interest, taxes, depreciation, stock-based compensation, and amortization, plus any usual non-cash charges to the extent deducted in computing net income and transaction costs associated with permitted acquisitions (incurred within six-months of the permitted acquisition), minus any usual non-cash gains to the extent added in computing net income (“Leverage Ratio”) for Woodward and its consolidated subsidiaries of 3.5 to 1.0, which ratio, subject to certain restrictions, may increase to 4.0 to 1.0 for each period of four consecutive quarters during which a permitted acquisition occurs, and (ii) a minimum consolidated net worth of $1,156,000 plus (a) 50% of Woodward’s positive net income for the prior fiscal year and (b) 50% of Woodward’s net cash proceeds resulting from certain issuances of stock, subject to certain adjustments.

The obligations of Woodward and from time-to-time certain of Woodward’s foreign subsidiaries, under the Second Amended and Restated Revolving Credit Agreement are guaranteed by Woodward MPC, Inc., Woodward HRT, Inc., or in case of obligations with any foreign subsidiaries of Woodward that are borrowers thereunder, Woodward L’Orange GmbH, each of which is a wholly owned subsidiary of Woodward.

Short-term borrowings

Woodward has other foreign lines of credit and foreign overdraft facilities at various financial institutions, which are generally reviewed annually for renewal and are subject to the usual terms and conditions applied by the financial institutions. Pursuant to the terms of the related facility agreements, Woodward’s foreign performance guarantee facilities are limited in use to providing performance guarantees to third parties. There were no borrowings outstanding on Woodward’s foreign lines of credit and foreign overdraft facilities as of both September 30, 2022 and September 30, 2021.

Long-term debt

	September 30, 2022	September 30, 2021
Series H notes – 4.03%, due November 15, 2023; unsecured	$25,000	$25,000
Series I notes – 4.18%, due November 15, 2025; unsecured	25,000	25,000
Series K notes – 4.03%, due November 15, 2023; unsecured	50,000	50,000
Series L notes – 4.18%, due November 15, 2025; unsecured	50,000	50,000
Series M notes – 1.12% due September 23, 2026; unsecured	39,198	46,376
Series N notes – 1.31% due September 23, 2028; unsecured	75,457	89,273
Series O notes – 1.57% due September 23, 2031; unsecured	42,138	49,854
Series P notes – 4.27% due May 30, 2025; unsecured	85,000	85,000
Series Q notes – 4.35% due May 30, 2027; unsecured	85,000	85,000
Series R notes – 4.41% due May 30, 2029; unsecured	75,000	75,000
Series S notes – 4.46% due May 30, 2030; unsecured	75,000	75,000
Series T notes – 4.61% due May 30, 2033; unsecured	80,000	80,000
Finance leases (Note 5)	5,261	1,203
Unamortized debt issuance costs	(1,438)	(1,856)
Total long-term debt	710,616	734,850
Less: Current portion of long-term debt	856	728
Long-term debt, less current portion	$709,760	$734,122

The Notes

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

Required future principal payments of the Notes as of September 30, 2022 are as follows:

Year Ending September 30:
2023	$—
2024	75,000
2025	85,000
2026	114,198
2027	85,000
Thereafter	347,595
$706,793

Certain financial and other covenants under Woodward’s debt agreements contain customary restrictions on the operation of its business. Management believes that Woodward was in compliance with the covenants under the long-term debt agreements at September 30, 2022.

Debt Issuance Costs

Amounts recognized as interest expense from the amortization of debt issuance costs were $917 in fiscal year 2022, $922 in fiscal year 2021, and $892 in fiscal year 2020. Unamortized debt issuance costs associated with the Notes of $1,438 as of September 30, 2022 and $1,856 as of September 30, 2021 were recorded as a reduction in “Long-term debt, less current portion” in the Consolidated Balance Sheets. Unamortized debt issuance costs associated with Woodward’s Revolving Credit Agreements of $1,046 as of September 30, 2022 and $1,644 as of September 30, 2021 were recorded as “Other assets” in the Consolidated Balance Sheets. Amortization of debt issuance costs is included in operating activities in the Consolidated Statements of Cash Flows.

Note 16.  Accrued liabilities

	September 30, 2022	September 30, 2021
Salaries and other member benefits	$75,665	$54,497
Product warranties and related liabilities (1)	40,042	17,481
Interest payable	13,481	14,822
Accrued retirement benefits	2,779	2,825
Net current contract liabilities (Note 3)	30,663	29,527
Current portion of accrued restructuring charges (2)	1,083	4,495
Taxes, other than income	21,159	19,453
Purchase of treasury stock in transit	—	12,516
Other	21,411	27,523
	$206,283	$183,139

(1)	In fiscal year 2022, product warranties and related liabilities include estimates related to product liabilities expected to be fully recoverable from insurance.
(2)	In fiscal year 2021, other liabilities included $513 of accrued restructuring charges.

Product warranties and related liabilities

Provisions of Woodward’s sales agreements include product warranties customary to these types of agreements.  Accruals are established for specifically identified warranty issues and related liabilities that are probable to result in future costs. Warranty costs are accrued as revenue is recognized on a non-specific basis whenever past experience indicates a normal and predictable pattern exists. Changes in accrued product warranties and related liabilities were as follows:

	Year Ended September 30,
	2022	2021	2020
Beginning of period	$17,481	$18,972	$27,309
Additions, net of recoveries	29,827	1,164	8,687
Reductions for settlement	(6,937)	(2,718)	(17,422)
Foreign currency exchange rate changes	(329)	63	398
End of period	$40,042	$17,481	$18,972

Restructuring charges

In fiscal year 2022, the Company determined to implement a streamlined Aerospace and Industrial organizational and leadership structure designed to enhance the sales experience for customers, simplify operations, and increase profitability through improved execution. In connection with leadership changes arising from such reorganization, we recorded $1,083 of restructuring charges as nonsegment expenses, the majority of which are expected to be paid within twelve months.

In fiscal year 2021, the Company recorded aggregate restructuring charges totaling $5,008 as nonsegment expenses for two separate workforce management actions, one in our hydraulics systems business and one in our engine systems business. In fiscal year 2022, we experienced a challenging operating environment that included the ongoing impact of global supply chain and labor disruptions, along with high inflation, which resulted in changed business conditions as compared to when we initially recorded the restructuring charges in fiscal year 2021. We adapted to the changed business conditions by, among other initiatives, (i) developing and implementing plans to insource select machined components, (ii) redeploying talent and adding indirect resources to our factories to stabilize the production environment, and (iii) determining to retain employees that otherwise would have been impacted by the planned restructuring activities to support a stable workforce and effectively manage through attrition. As such, the remaining unpaid accrued restructuring charges, which amounted to $4,503, were no longer needed and were reversed.

In fiscal year 2020, the Company committed to a plan of termination (the “COVID-19 Termination Plan”), as well as other cost savings actions, in response to the ongoing global economic challenges resulting from the COVID-19 pandemic and its impact on the Company’s business. The COVID-19 Termination Plan involved the termination and/or furlough of employees and contractors at certain of the Company’s operating facilities, primarily in the United States. As a result of the COVID-19 Termination Plan and other related actions, the Company incurred $23,673 of restructuring charges for employee severance and benefits costs as of September 30, 2020, with the majority of the cash expenditures being paid by September 30, 2020. All of the restructuring charges recorded during the fiscal year ended September 30, 2020 were (i) recorded as nonsegment expenses and (ii) were paid or reversed, as appropriate, as of September 30, 2021.

The summary of activity in accrued restructuring charges during the fiscal years ended September 30, 2022 and September 30, 2021 is as follows:

		Period Activity
	Balances as of September 30, 2021	Charges	Payments	Foreign currency exchange rate changes	Non-cash activity	Balances as of September 30, 2022
Workforce management costs associated with:
Hydraulics Systems Realignment	$3,758	$—	$(505)	$—	$(3,253)	$—
Engine Systems Realignment	1,250	—	—	—	(1,250)	—
Aerospace	—	139	—	—	—	139
Industrial	—	944	—	—	—	944
Total	$5,008	$1,083	$(505)	$—	$(4,503)	$1,083

		Period Activity
	Balances as of September 30, 2020	Charges	Payments	Foreign currency exchange rate changes	Non-cash activity	Balances as of September 30, 2021
Workforce management costs associated with:
Hydraulics Systems Realignment	$—	$3,758	$—	$—	$—	$3,758
Engine Systems Realignment	—	1,250	—	—	—	1,250
COVID-19 pandemic	3,395	—	(2,409)	180	(1,166)	—
Total	$3,395	$5,008	$(2,409)	$180	$(1,166)	$5,008

Note 17.  Other liabilities

	September 30, 2022	September 30, 2021
Net accrued retirement benefits, less amounts recognized within accrued liabilities	$70,168	$107,074
Total unrecognized tax benefits	9,757	13,412
Noncurrent income taxes payable	14,329	16,257
Deferred economic incentives (1)	7,029	8,173
Cross-currency swap derivative liability	—	50,185
Noncurrent operating lease liabilities	21,443	14,770
Net noncurrent contract liabilities	396,345	386,324
Other	10,185	21,713
	$529,256	$617,908

(1)

Woodward receives certain economic incentives from various state and local authorities related to capital expansion projects. Such amounts are initially recorded as deferred credits and are being recognized as a reduction to pre-tax expense over the economic lives of the related capital expansion projects.

Note 18.  Other (income) expense, net

	Year Ended September 30,
	2022	2021	2020
Equity interest in the earnings of the JV (Note 6)	$(18,193)	$(11,366)	$(15,580)
Net gain on sales of assets and businesses(1)	(1,775)	(4,452)	(23,598)
Rent income	(672)	(1,355)	(1,403)
Net loss (gain) on investments in deferred compensation program	6,295	(4,929)	(3,376)
Other components of net periodic pension and other postretirement benefit, excluding service cost and interest expense	(11,572)	(14,127)	(11,809)
Other	(774)	(264)	(400)
	$(26,691)	$(36,493)	$(56,166)

(1)

Included in net gain on sale of assets and businesses for the fiscal year ended September 30, 2020 was the pre-tax gain on sale of Duarte real property in the amount of $22,323 and the pre-tax gain on sale of the Loveland campus of $2,330.

Note 19.  Income taxes

Income taxes consisted of the following:

	Year Ended September 30,
	2022	2021	2020
Current:
Federal	$21,869	$15,109	$15,976
State	2,310	853	1,383
Foreign	27,577	34,354	22,588
Deferred:
Federal	(13,216)	(8,369)	10,784
State	(8,623)	(2,658)	(547)
Foreign	(1,717)	(2,139)	(8,698)
	$28,200	$37,150	$41,486

Earnings before income taxes by geographical area consisted of the following:

	Year Ended September 30,
	2022	2021	2020
United States	$99,427	$136,280	$180,753
Other countries	100,471	109,519	101,128
	$199,898	$245,799	$281,881

Significant components of deferred income taxes presented in the Consolidated Balance Sheets are related to the following:

	September 30, 2022	September 30, 2021
Deferred tax assets:
Defined benefit plans, other postretirement	$4,144	$5,364
Foreign net operating loss carryforwards	3,449	2,110
Inventory	57,102	51,011
Stock-based and other compensation	42,428	36,343
Deferred revenue net of unbilled receivables	49,491	46,002
Other reserves	8,017	10,619
Tax credits and incentives	25,623	22,756
Lease obligations	7,150	5,818
Other	3,402	7,936
Valuation allowance	(2,537)	(4,138)
Total deferred tax assets, net of valuation allowance	198,269	183,821
Deferred tax liabilities:
Goodwill and intangibles - net	(187,988)	(210,911)
Property, plant and equipment	(100,215)	(105,724)
Right of use assets	(7,013)	(5,497)
Defined benefit plans, pension	(3,969)	(2,837)
Other	(2,832)	(2,722)
Total deferred tax liabilities	(302,017)	(327,691)
Net deferred tax liabilities	$(103,748)	$(143,870)

Woodward has recorded a net operating loss (“NOL”) deferred tax asset of $3,449 as of September 30, 2022 and $2,110 as of September 30, 2021. The majority of the NOL carryforwards as of September 30, 2022 expire at various times beginning in fiscal years 2023 through 2029.

Woodward has recorded tax credits and incentives deferred tax assets of $25,623 as of September 30, 2022 and $22,756 as of September 30, 2021. The majority of the tax credit and incentive carryforwards as of September 30, 2022 expire at various times beginning in fiscal year 2023 through 2034.

Deferred tax assets are reduced by a valuation allowance when the realization of the deferred tax asset is less than 50 percent likely. Both positive and negative evidence are considered in forming Woodward’s judgment as to whether a valuation allowance is appropriate, and more weight is given to evidence that can be objectively verified. Valuation allowances are reassessed whenever there are changes in circumstances that may cause a change in judgment.

The change in the valuation allowance was primarily the result of releasing a valuation allowance related to certain state tax credit carryforwards that we determined are now more likely than not realizable.

At September 30, 2022, Woodward has not provided for taxes on undistributed foreign earnings of $346,000 that it considered indefinitely reinvested. These earnings could become subject to income taxes if they are remitted as dividends, are loaned to Woodward or any of Woodward’s subsidiaries located in the United States, or if Woodward sells its stock in the foreign subsidiaries. Any additional U.S. taxes could be offset, in part or in whole, by foreign tax credits. The amount of such taxes and application of tax credits would be dependent on the income tax laws and other circumstances at the time these amounts are repatriated. Based on these variables, it is impractical to determine the income tax liability that might be incurred if these funds were to be repatriated.

The following is a reconciliation of the U.S. Federal statutory tax 21% in the fiscal years ended September 30, 2022, September 30, 2021 and September 30, 2020 to Woodward’s effective income tax rate:

	Year Ending September 30,
	2022	2021	2020
Percent of pretax earnings
Statutory tax rate	21.0%	21.0%	21.0%
State income taxes, net of federal tax benefit	(2.5)	(0.5)	0.3
Taxes on international activities	0.8	(0.1)	(2.1)
Research credit	(4.5)	(3.1)	(3.6)
Net excess income tax benefit from stock-based compensation	(2.5)	(4.2)	(2.8)
Adjustments of prior period tax items	—	0.4	1.0
Compensation and benefits	0.3	0.5	0.4
Other items, net	1.5	1.1	0.5
Effective tax rate	14.1%	15.1%	14.7%

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

The decrease in the effective tax rate for fiscal year 2022 compared to fiscal year 2021 is primarily attributable to a partial release of valuation allowance related to state credits and increased Research and Development Credit in the current fiscal year when compared to the prior fiscal year. This decrease was partially offset by a smaller stock-based compensation tax benefit in the current fiscal year when compared to the prior fiscal year.

A reconciliation of the beginning and ending amounts of gross unrecognized tax benefits follows:

	Year Ending September 30,
	2022	2021	2020
Beginning balance	$15,199	$9,851	$10,305
Additions to current year tax positions	1,783	2,289	1,890
Reductions to prior year tax positions	(963)	—	(2,415)
Additions to prior year tax positions	112	3,166	71
Lapse of applicable statute of limitations	(4,193)	(107)	—
Ending balance	$11,938	$15,199	$9,851

Included in the balance of unrecognized tax benefits were $8,092 as of September 30, 2022 and $8,724 as of September 30, 2021 of tax benefits that, if recognized, would affect the effective tax rate. At this time, Woodward estimates that it is reasonably possible that the liability for unrecognized tax benefits will decrease by as much as $4,203 in the next twelve months due to the completion of review by tax authorities, lapses of statutes, and the settlement of tax positions. Woodward accrues for potential interest and penalties related to unrecognized tax benefits and all other interest and penalties related to tax payments in tax expense.

Woodward’s tax returns are subject to audits by U.S. federal, state, and foreign tax authorities, and these audits are at various stages of completion at any given time. Reviews of tax matters by authorities and lapses of the applicable statutes of limitation may result in changes to tax expense. Woodward’s fiscal years remaining open to examination for U.S. Federal income taxes include fiscal years 2019 and thereafter. In fiscal year 2020, Woodward concluded its U.S. Federal income tax examination through fiscal year 2017, which included a foreign tax carryback to fiscal year 2016. Woodward’s fiscal years remaining open to examination for significant U.S. state income tax jurisdictions include fiscal years 2018 and thereafter. Woodward’s, fiscal years remaining open to examination in significant foreign jurisdictions include 2017 and thereafter.

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

Prior to January 1, 2021 most of Woodward’s U.S. employees with at least two years of qualifying service (such two years of service, the “Initial Period of Service”) received an annual contribution of Woodward stock, generally equal to 5% of their eligible prior year wages, to their personal Woodward Retirement Savings Plan accounts (the “Stock Contribution”).  Effective as of January 1, 2021, the Board amended the Woodward Retirement Savings Plan to eliminate the Initial Period Service for purposes of the Stock Contribution. Eligible U.S. employees are now generally eligible to receive the Stock Contribution if they are employed by the Company on the last day of the applicable calendar year without regard to service time. The first Company Stock Contribution under the amended contribution rules were made during the second quarter of fiscal year 2022.

In the second quarters of fiscal years 2022, 2021, and 2020, Woodward fulfilled its annual Woodward stock contribution obligation using shares held in treasury stock by issuing a total of 150 shares of common stock for a value of $17,132 in fiscal year 2022, 128 total shares of common stock for a value of $14,900 in fiscal year 2021, and 124 shares of common stock for a value of $14,748 in fiscal year 2020. The Woodward Retirement Savings Plan (the “WRS Plan”) held 2,553 shares of Woodward stock as of September 30, 2022 and 2,760 shares as of September 30, 2021. The shares held in the WRS Plan participate in dividends and are considered issued and outstanding for purposes of calculating basic and diluted earnings per share. Accrued liabilities included obligations to contribute shares of Woodward common stock to the WRS Plan in the amount of $14,769 as of September 30, 2022 and $11,588 as of September 30, 2021.

The amount of expense associated with defined contribution plans was as follows:

	Year Ended September 30,
	2022	2021	2020
Company costs	$40,898	$33,717	$33,769

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

Pension Plans

The actuarial assumptions used in measuring the net periodic benefit cost and plan obligations of retirement pension benefits were as follows:

	At September 30,
	2022	2021	2020
United States:
Weighted-average assumptions to determine benefit obligation:
Discount rate	5.70%	3.05%	2.75%
Weighted-average assumptions to determine periodic benefit costs:
Discount rate	3.05	2.75	3.25
Long-term rate of return on plan assets	5.00	7.15	7.39

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

	At September 30,
	2022	2021	2020
United Kingdom:
Weighted-average assumptions to determine benefit obligation:
Discount rate	5.35%	2.05%	1.62%
Rate of compensation increase	4.00	3.80	3.30
Weighted-average assumptions to determine periodic benefit costs:
Discount rate - service cost	2.15	1.71	1.79
Discount rate - interest cost	1.83	1.41	1.59
Rate of compensation increase	4.00	3.30	3.50
Long-term rate of return on plan assets	3.80	4.00	4.75

	At September 30,
	2022	2021	2020
Japan:
Weighted-average assumptions to determine benefit obligation:
Discount rate	1.60%	0.92%	1.10%
Rate of compensation increase	2.00	2.00	2.00
Weighted-average assumptions to determine periodic benefit costs:
Discount rate - service cost	1.13	1.33	0.72
Discount rate - interest cost	0.65	0.74	0.31
Rate of compensation increase	2.25	2.00	2.00
Long-term rate of return on plan assets	2.00	2.00	2.50

	At September 30,
	2022	2021	2020
Germany:
Weighted-average assumptions to determine benefit obligation:
Discount rate	3.97%	1.36%	0.97%
Rate of compensation increase	2.50	2.50	2.50
Weighted-average assumptions to determine periodic benefit costs:
Discount rate - service cost	1.54	1.11	1.01
Discount rate - interest cost	1.06	0.76	0.56
Rate of compensation increase	2.50	2.50	2.50

In the United Kingdom, Germany and Japan, Woodward uses a high-quality corporate bond yield curve matched with separate cash flows to develop a single rate to determine the single rate equivalent to settle the entire benefit obligations in each jurisdiction. For the fiscal years ended September 30, 2022 and 2021, the discount rate used to determine periodic service cost and interest cost components of the overall benefit costs was based on spot rates derived from the same high-quality corporate bond yield curve used to determine the September 30, 2021 and 2020 benefit obligation, respectively, matched with separate cash flows for each future year.

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

Mortality assumptions are based on published mortality studies developed primarily based on past experience of the broad population and modified for projected longevity trends. The projected benefit obligations in the United States as of September 30, 2022 and September 30, 2021 were based on the Society of Actuaries (“SOA”) Pri-2012 Mortality Tables Report using the SOA’s Mortality Improvement Scale MP-2019 (“MP-2019”) and projected forward using a custom projection scale based on MP-2019 with a 5-year convergence period and a long-term rate of 0.75%.

As of September 30, 2022 and September 30, 2021, mortality assumptions in Japan were based on the Standard rates 2020 and mortality assumptions for the United Kingdom pension scheme were based on the Self-administered pension scheme (“SAPS”) S3 “all” tables with a projected 1.5% annual improvement rate. As of September 30, 2022, and September 30, 2021, mortality assumptions in Germany were based on the Heubeck 2018 G mortality tables.

Net periodic benefit costs consist of the following components reflected as expense in Woodward’s Consolidated Statement of Earnings:

	Year Ended September 30,
	United States			Other Countries			Total
	2022	2021	2020	2022	2021	2020	2022	2021	2020
Service cost	$1,554	$1,729	$1,659	$2,339	$2,922	$2,865	$3,893	$4,651	$4,524
Interest cost	5,281	4,957	5,590	1,612	1,361	1,278	6,893	6,318	6,868
Expected return on plan assets	(10,853)	(14,144)	(12,346)	(2,434)	(2,482)	(2,827)	(13,287)	(16,626)	(15,173)
Amortization of:
Net losses	259	541	1,430	555	931	1,046	814	1,472	2,476
Net prior service cost	981	969	936	23	25	23	1,004	994	959
Net periodic (benefit) cost	$(2,778)	$(5,948)	$(2,731)	$2,095	$2,757	$2,385	$(683)	$(3,191)	$(346)

The following tables provide a reconciliation of the changes in the projected benefit obligation and fair value of assets for the defined benefit pension plans:

	At or for the Year Ended September 30,
	United States		Other Countries		Total
	2022	2021	2022	2021	2022	2021
Changes in projected benefit obligation:
Projected benefit obligation at beginning of year	$177,346	$184,077	$122,018	$123,546	$299,364	$307,623
Plan amendment	—	611	—	—	—	611
Service cost	1,554	1,729	2,339	2,922	3,893	4,651
Interest cost	5,281	4,957	1,612	1,361	6,893	6,318
Net actuarial losses (gains)	(43,639)	(6,496)	(40,968)	(3,459)	(84,607)	(9,955)
Contribution by participants	—	—	10	10	10	10
Benefits paid	(8,098)	(7,532)	(3,487)	(3,782)	(11,585)	(11,314)
Foreign currency exchange rate changes	—	—	(16,047)	1,420	(16,047)	1,420
Projected benefit obligation at end of year	$132,444	$177,346	$65,477	$122,018	$197,921	$299,364
Changes in fair value of plan assets:
Fair value of plan assets at beginning of year	$221,263	$201,555	$69,844	$65,154	$291,107	$266,709
Actual return on plan assets	(58,684)	27,240	(9,822)	4,675	(68,506)	31,915
Contributions by the Company	—	—	2,370	2,185	2,370	2,185
Contributions by plan participants	—	—	10	10	10	10
Benefits paid	(8,098)	(7,532)	(3,487)	(3,782)	(11,585)	(11,314)
Foreign currency exchange rate changes	—	—	(11,336)	1,602	(11,336)	1,602
Fair value of plan assets at end of year	$154,481	$221,263	$47,579	$69,844	$202,060	$291,107
Net over/(under) funded status at end of year	$22,037	$43,917	$(17,898)	$(52,174)	$4,139	$(8,257)

At September 30, 2022, the Company’s defined benefit pension plans in the United Kingdom, Japan and Germany represented $30,788, $6,976 and $27,713 of the total projected benefit obligation, respectively. At September 30, 2022, the United Kingdom and Japan pension plan assets represented $39,096 and $8,483 of the total fair value of all plan assets, respectively. The German pension plans are unfunded and have no plan assets.

The largest contributor to the net actuarial gains affecting the funded status for the defined benefit pension plans in the United States is due to an increase in the discount rate. The largest contributor to the net actuarial gains affecting the benefit obligation for the defined benefit pension plans in the United Kingdom, Japan, and Germany is due to an increase in the discount rate.

The accumulated benefit obligations of the Company’s defined benefit pension plans at September 30, 2022 was $132,444 in the United States, $30,342 in the United Kingdom, $6,432 in Japan, and $27,707 in Germany, and at September 30, 2021 was $177,346 in the United States, $60,690 in the United Kingdom, $8,958 in Japan, and $50,402 in Germany.

	Plans with accumulated benefit obligation in excess of plan assets		Plans with accumulated benefit obligation less than plan assets
	At September 30,		At September 30,
	2022	2021	2022	2021
Projected benefit obligation	$(48,371)	$(112,302)	$(149,550)	$(187,062)
Accumulated benefit obligation	(48,354)	(111,151)	(148,571)	(186,245)
Fair value of plan assets	18,459	57,945	183,601	233,161

The following tables provide the amounts recognized in the statement of financial position and accumulated other comprehensive losses for the defined benefit pension plans:

	Year Ended September 30,
	United States		Other Countries		Total
	2022	2021	2022	2021	2022	2021
Amounts recognized in statement of financial position consist of:
Other non-current assets	$24,159	$43,917	$9,892	$2,182	$34,051	$46,099
Accrued liabilities	—	—	(976)	(1,017)	(976)	(1,017)
Other non-current liabilities	(2,122)	—	(26,814)	(53,339)	(28,936)	(53,339)
Net over/(under) funded status at end of year	$22,037	$43,917	$(17,898)	$(52,174)	$4,139	$(8,257)
Amounts recognized in accumulated other comprehensive income consist of:
Unrecognized net prior service cost	$3,475	$4,455	$462	$584	$3,937	$5,039
Unrecognized net losses (gains)	14,822	(10,816)	(5,459)	24,860	9,363	14,044
Total amounts recognized	18,297	(6,361)	(4,997)	25,444	13,300	19,083
Deferred taxes	(7,801)	(1,691)	(697)	(7,785)	(8,498)	(9,476)
Amounts recognized in accumulated other comprehensive income	$10,496	$(8,052)	$(5,694)	$17,659	$4,802	$9,607

The following table reconciles the changes in accumulated other comprehensive losses for the defined benefit pension plans:

	Year Ended September 30,
	United States		Other Countries		Total
	2022	2021	2022	2021	2022	2021
Accumulated other comprehensive losses at beginning of year	$(6,361)	$14,131	$25,444	$31,377	$19,083	$45,508
Net loss (gain)	25,898	(19,593)	(28,712)	(5,832)	(2,814)	(25,425)
Prior service cost due to plan amendment	—	611	—	—	—	611
Amortization of:
Net losses	(259)	(541)	(555)	(931)	(814)	(1,472)
Prior service cost	(981)	(969)	(23)	(25)	(1,004)	(994)
Foreign currency exchange rate changes	—	—	(1,151)	855	(1,151)	855
Accumulated other comprehensive losses at end of year	$18,297	$(6,361)	$(4,997)	$25,444	$13,300	$19,083

Pension benefit payments are made from the assets of the pension plans. The German pension plans are unfunded; therefore, benefit payments are made from Company contributions into these plans as required to meet the payment obligations. Using foreign exchange rates as of September 30, 2022 and expected future service assumptions, it is anticipated that the future benefit payments will be as follows:

Year Ending September 30,	United States	Other Countries	Total
2023	$8,839	$3,184	$12,023
2024	9,310	3,083	12,393
2025	9,673	3,060	12,733
2026	9,967	3,069	13,036
2027	10,235	3,180	13,415
2028 – 2032	52,807	19,239	72,046

Woodward expects its pension plan contributions in fiscal year 2023 will be $1,044 in the United Kingdom, $134 in Japan and $990 in Germany. Woodward expects to have no pension plan contributions in fiscal year 2023 in the United States.

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

The assets of the U.S. plans are invested in actively managed mutual funds. The assets of the plans in the United Kingdom and Japan are invested in actively managed pooled investment funds. Each individual mutual fund or pooled investment fund has been selected based on the investment strategy of the related plan, which mirrors a specific asset class within the associated target allocation. The plans in Germany are unfunded and have no plan assets. Pension plan assets at September 30, 2022 and 2021 do not include any direct investment in Woodward’s common stock.

The asset allocations are monitored and rebalanced regularly by investment managers assigned to the individual pension plans.  The actual allocations of pension plan assets and target allocation ranges by asset class, are as follows:

	At September 30,
	2022				2021
	Percentage of Plan Assets	Target Allocation Ranges			Percentage of Plan Assets	Target Allocation Ranges
United States:
Asset Class
Equity Securities	29.5%	2.4%	—	51.2%	30.7%	2.5%	—	51.2%
Debt Securities	69.0%	58.8%	—	87.6%	67.7%	58.8%	—	87.5%
Other	1.5%	0.0%			1.6%	0.0%
	100.0%				100.0%
United Kingdom:
Asset Class
Equity Securities	46.2%	50.0%	—	90.0%	42.3%	50.0%	—	90.0%
Debt Securities	52.3%	45.0%	—	70.0%	57.3%	45.0%	—	70.0%
Other	1.5%	0.0%			0.4%	0.0%
	100.0%				100.0%
Japan:
Asset Class
Equity Securities	39.9%	36.0%	—	44.0%	40.3%	36.0%	—	44.0%
Debt Securities	60.1%	55.0%	—	63.0%	58.8%	55.0%	—	63.0%
Other	0.0%	0.0%	—	2.0%	0.9%	0.0%	—	2.0%
	100.0%				100.0%

Actual allocations to each asset class can vary from target allocations due to periodic market value fluctuations, investment strategy changes, and the timing of benefit payments and contributions.

The following tables present Woodward’s pension plan assets using the fair value hierarchy established by U.S. GAAP:

	At September 30, 2022
	Level 1		Level 2		Level 3
	United States	Other Countries	United States	Other Countries	United States	Other Countries	Total
Asset Category:
Cash and cash equivalents	$2,265	$467	$—	$—	$—	$—	$2,732
Mutual funds:
U.S. corporate bond fund	106,653	—	—	—	—	—	106,653
U.S. equity large cap fund	28,088	—	—	—	—	—	28,088
International equity large cap growth fund	17,475	—	—	—	—	—	17,475
Pooled funds:
Japanese equity securities	—	—	—	1,775	—	—	1,775
International equity securities	—	—	—	1,610	—	—	1,610
Japanese fixed income securities	—	—	—	3,875	—	—	3,875
International fixed income securities	—	—	—	1,325	—	—	1,325
Global target return equity/bond fund	—	—	—	11,533	—	—	11,533
Index linked U.K. equity fund	—	—	—	2,253	—	—	2,253
Index linked international equity fund	—	—	—	4,271	—	—	4,271
Index linked U.K. corporate bonds fund	—	—	—	12,124	—	—	12,124
Index linked U.K. government securities fund	—	—	—	3,701	—	—	3,701
Index linked U.K. long-term government securities fund	—	—	—	4,645	—	—	4,645
Total assets	$154,481	$467	$—	$47,112	$—	$—	$202,060

	At September 30, 2021
	Level 1		Level 2		Level 3
	United States	Other Countries	United States	Other Countries	United States	Other Countries	Total
Asset Category:
Cash and cash equivalents	$3,508	$324	$—	$—	$—	$—	$3,832
Mutual funds:
U.S. corporate bond fund	149,727	—	—	—	—	—	149,727
U.S. equity large cap fund	41,988	—	—	—	—	—	41,988
International equity large cap growth fund	26,040	—	—	—	—	—	26,040
Pooled funds:
Japanese equity securities	—	—	—	2,610	—	—	2,610
International equity securities	—	—	—	2,180	—	—	2,180
Japanese fixed income securities	—	—	—	5,224	—	—	5,224
International fixed income securities	—	—	—	1,775	—	—	1,775
Global target return equity/bond fund	—	—	—	15,201	—	—	15,201
Index linked U.K. equity fund	—	—	—	3,236	—	—	3,236
Index linked international equity fund	—	—	—	6,093	—	—	6,093
Index linked U.K. corporate bonds fund	—	—	—	18,438	—	—	18,438
Index linked U.K. government securities fund	—	—	—	6,047	—	—	6,047
Index linked U.K. long-term government securities fund	—	—	—	8,716	—	—	8,716
Total assets	$221,263	$324	$—	$69,520	$—	$—	$291,107

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

There were no transfers into or out of Level 3 assets in fiscal years 2022 or 2021.

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

Certain participating retirees are required to contribute to the plans in order to maintain coverage. The plans provide postretirement medical benefits for approximately 7 retired employees and their covered dependents and beneficiaries and may provide future benefits to 401 active employees and their covered dependents and beneficiaries, upon retirement, if the employees elect to participate. All the postretirement medical plans are fully insured for retirees who have attained age 65.

The actuarial assumptions used in measuring the net periodic benefit cost and plan obligations of postretirement benefits were as follows:

	At September 30,
	2022	2021	2020
Weighted-average discount rate used to determine benefit obligation	5.70%	2.80%	2.45%
Weighted-average discount rate used to determine net periodic benefit cost	2.80	2.45	3.05

The discount rate assumption is intended to reflect the rate at which the postretirement benefits could be effectively settled based upon the assumed timing of the benefit payments.

Woodward used a bond portfolio matching analysis based on recently traded, non-callable bonds rated AA or better that have at least $50 million outstanding to determine the benefit obligations at year end.

Mortality assumptions are based on published mortality studies developed primarily based on past experience of the broad population and modified for projected longevity trends. The projected benefit obligations in the United States as of September 30, 2022 and September 30, 2021 were based on the SOA Pri-2012 Mortality Tables Report using the SOA’s MP-2019 and projected forward using a custom projection scale based on MP-2019 with a 5-year convergence period and a long-term rate of 0.75%.

Assumed healthcare cost trend rates at September 30, were as follows:

	2022	2021
Health care cost trend rate assumed for next year	6.00%	6.00%
Rate to which the cost trend rate is assumed to decline
(the ultimate trend rate)	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2027	2027

Net periodic benefit costs consist of the following components reflected as expense in Woodward’s Consolidated Statements of Earnings:

	Year Ended September 30,
	2022	2021	2020
Service cost	$1	$1	$2
Interest cost	577	599	782
Amortization of:
Net (gain) loss	(94)	30	47
Net prior service cost (benefit)	—	1	3
Net periodic cost	$484	$631	$834

The following table provides a reconciliation of the changes in the accumulated postretirement benefit obligation and fair value of assets for the postretirement benefits:

	Year Ended September 30,
	2022	2021
Changes in accumulated postretirement benefit obligation:
Accumulated postretirement benefit obligation at beginning of year	$21,544	$25,445
Service cost	1	1
Interest cost	577	599
Premiums paid by plan participants	923	993
Net actuarial gains	(3,504)	(2,422)
Benefits paid	(2,744)	(3,072)
Accumulated postretirement benefit obligation at end of year	$16,797	$21,544
Changes in fair value of plan assets:
Fair value of plan assets at beginning of year	$—	$—
Contributions by the company	1,821	2,079
Premiums paid by plan participants	923	993
Benefits paid	(2,744)	(3,072)
Fair value of plan assets at end of year	$—	$—
Funded status at end of year	$(16,797)	$(21,544)

The following tables provide the amounts recognized in the statement of financial position and accumulated other comprehensive losses for the postretirement plans:

	Year Ended September 30,
	2022	2021
Amounts recognized in statement of financial position consist of:
Accrued liabilities	$(1,803)	$(1,808)
Other non-current liabilities	(14,994)	(19,736)
Funded status at end of year	$(16,797)	$(21,544)
Amounts recognized in accumulated other comprehensive income consist of:
Unrecognized net prior service cost (benefit)	$-	$-
Unrecognized net gains	(6,225)	(2,815)
Total amounts recognized	(6,225)	(2,815)
Deferred taxes	1,247	289
Amounts recognized in accumulated other comprehensive income	$(4,978)	$(2,526)

Woodward pays plan benefits from its general funds; therefore, there are no segregated plan assets as of September 30, 2022 or September 30, 2021.

The accumulated benefit obligations of the Company’s postretirement plans were $16,797 at September 30, 2022 and $21,544 at September 30, 2021. The largest contributor to the actuarial gains affecting the Company’s postretirement plans accumulated benefit obligations were the claims experience being lower than expected and increase in discount rate.

The following table reconciles the changes in accumulated other comprehensive losses for the other postretirement benefit plans:

	Year Ended September 30,
	2022	2021
Accumulated other comprehensive losses at beginning of year	$(2,815)	$(362)
Net gain	(3,504)	(2,422)
Amortization of:
Net gains (losses)	94	(30)
Prior service cost	—	(1)
Accumulated other comprehensive losses at end of year	$(6,225)	$(2,815)

Using expected future service, it is anticipated that the future Company contributions to pay benefits for other postretirement benefit plans, excluding participate contributions, will be as follows:

Year Ending September 30,
2023	$2,816
2024	2,765
2025	2,691
2026	2,602
2027	2,490
2028 – 2032	10,659

Note 21.  Stockholders’ equity

Common Stock

Holders of Woodward’s common stock are entitled to receive dividends when and as declared by the Board and have the right to one vote per share on all matters requiring stockholder approval.

Dividends declared and paid were as follows:

	Year Ended September 30,
	2022	2021	2020
Dividends declared and paid	$44,978	$36,041	$37,664
Dividend per share amount	0.7325	0.5688	0.6050

Stock repurchase program

In November 2019, the Board had authorized a program for the repurchase of up to $500,000 of Woodward’s outstanding shares of common stock on the open market or in privately negotiated transactions over a three-year period that was scheduled to expire in November 2022 (the “2019 Authorization”). During fiscal year 2022, we repurchased 233 shares of our common stock for $26,742 under the 2019 Authorization. During fiscal year 2021, we repurchased 404 shares of our common stock for $45,860 under the 2019 Authorization, of which 110 shares repurchased were in-transit for $12,516 as of September 30, 2021 and received in fiscal year 2022. During fiscal year 2020, we repurchased 124 shares of our common stock for $13,346 under the 2019 Authorization.

In January 2022, the Board terminated the 2019 Authorization and concurrently authorized a program for the repurchase of up to $800,000 of Woodward’s outstanding shares of common stock on the open market or in privately negotiated transactions over a two-year period ending in January 2024 (the “2022 Authorization”). During fiscal year 2022, we repurchased 3,890 shares of our common stock for $446,042 under the 2022 Authorization.

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

The 2017 Plan was approved by Woodward’s stockholders in January 2017 and is a successor plan to the 2006 Plan.  As of September 14, 2016, the effective date of the 2017 Plan, the Board delegated authority to administer the 2017 Plan to the compensation committee of the board of directors (the “Committee”), including, but not limited to, the power to determine the recipients of awards and the terms of those awards. On January 29, 2020, Woodward’s stockholders approved an additional 1,000 shares of Woodward’s common stock to be made available for future grants. Under the 2017 Plan, there were approximately 2,938 shares of Woodward’s common stock available for future grants as of September 30, 2022.

In connection with Thomas A. Gendron’s retirement, Charles (“Chip”) Blankenship, Jr. was appointed as Chief Executive Officer and President of the Company effective May 9, 2022. Mr. Blankenship received a one-time grant of restricted stock units ("RSUs") on his employment start date with a target delivered value of $3,400,000, all of which is scheduled to vest on the third anniversary of the grant date, generally subject to his continued employment. He also received a non-qualified stock option grant on his employment start date with a targeted delivered value of $2,200,000, the exercise price of which was equal to the closing price of the Company’s stock on the Nasdaq Stock Market on the date of grant and which is scheduled to vest over four years at a rate of 25% per year subject to his continued employment.

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

	Year Ended September 30,
	2022			2021			2020
Weighted-average exercise price per share	$115.30			$82.46			$90.52
Expected term (years)	6.6	-	8.7	6.5	-	8.7	6.4	-	8.7
Estimated volatility	33.8%	-	36.4%	33.3%	-	36.2%	25.7%	-	35.1%
Estimated dividend yield	0.6%	-	0.8%	0.3%	-	0.6%	0.4%	-	0.9%
Risk-free interest rate	1.1%	-	3.5%	0.4%	-	1.0%	0.4%	-	1.7%

The weighted average grant date fair value of options granted follows:

	Year Ended September 30,
	2022	2021	2020
Weighted-average grant date fair value of options	$41.78	$28.22	$25.41

The following is a summary of the activity for stock option awards during the fiscal year ended September 30, 2022:

	Number	Weighted- Average Exercise Price Per Share
Balance at September 30, 2021	5,339	$68.21
Options granted	514	115.30
Options exercised	(468)	47.23
Options forfeited	(44)	88.65
Options expired	(2)	93.79
Balance at September 30, 2022	5,339	74.40

Exercise prices of stock options outstanding as of September 30, 2022 range from $33.64 to $104.77.

Changes in non-vested stock options during the fiscal year ended September 30, 2022 were as follows:

	Number	Weighted- Average Grant Date Fair Value Per Share
Balance at September 30, 2021	2,063	$25.77
Options granted	514	41.78
Options vested	(721)	26.25
Options forfeited	(44)	29.53
Balance at September 30, 2022	1,812	30.03

Information about stock options that have vested, or are expected to vest, and are exercisable at September 30, 2022 was as follows:

	Number	Weighted- Average Exercise Price	Weighted- Average Remaining Life in Years	Aggregate Intrinsic Value
Options outstanding	5,339	$74.40	5.6	$64,895
Options vested and exercisable	3,528	65.83	4.4	58,726
Options vested and expected to vest	5,290	74.17	5.6	64,786

Other information follows:

	Year Ended September 30,
	2022	2021	2020
Total fair value of stock options vested	$18,945	$19,324	$17,423
Total intrinsic value of options exercised	32,709	63,667	50,059
Cash received from exercises of stock options	21,897	34,748	24,969
Excess tax benefit realized from exercise of stock options	6,472	12,364	9,399

Restricted Stock

During fiscal year 2022, Woodward granted 54 restricted stock units (“RSUs”) under its long-term incentive program as part of recent recruiting activities. The RSUs granted under this program have a weighted average grant date fair value of $99.15 per unit and are generally scheduled to vest on the third or fourth anniversary of the respective grant dates, generally subject to recipients’ continued employment.

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

Stock-based compensation expense recognized was as follows:

	Year Ended September 30,
	2022	2021	2020
Employee stock-based compensation expense	$20,109	$21,475	$22,903

At September 30, 2022, there was approximately $16,261 of total unrecognized compensation expense related to non-vested stock-based compensation arrangements, including both stock options and restricted stock awards. The pre-vesting forfeiture rates for purposes of determining stock-based compensation expense recognized were estimated to be 0% for members of Woodward’s board of directors and 7.3% for all others. The remaining unrecognized compensation cost is expected to be recognized over a weighted-average period of approximately 1.8 years.

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

Year Ending September 30,
2023	$464,073
2024	29,887
2025	1,305
2026	2,156
2027	—
Thereafter	662
Total	$498,083

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

A summary of consolidated net sales and earnings by segment follows:

	Year Ended September 30,
	2022	2021	2020
Segment external net sales:
Aerospace	$1,519,322	$1,404,117	$1,590,963
Industrial	863,468	841,715	904,702
Total consolidated net sales	$2,382,790	$2,245,832	$2,495,665
Segment earnings:
Aerospace	$230,933	$234,356	$310,137
Industrial	82,788	108,672	100,321
Nonsegment expenses	(81,092)	(64,442)	(94,530)
Interest Expense, net	(32,731)	(32,787)	(34,047)
Consolidated earnings before income taxes	$199,898	$245,799	$281,881

Segment assets consist of accounts receivable, inventories, property, plant, and equipment, net, goodwill, and other intangibles, net. A summary of consolidated total assets, consolidated depreciation and amortization, and consolidated capital expenditures follows:

	Year Ended September 30,
	2022	2021	2020
Segment assets:
Aerospace	$1,773,854	$1,698,833	$1,752,516
Industrial	1,380,446	1,453,423	1,529,411
Unallocated corporate property, plant and equipment, net	111,760	106,014	106,380
Other unallocated assets	540,386	832,734	515,029
Consolidated total assets	$3,806,446	$4,091,004	$3,903,336

Segment depreciation and amortization:
Aerospace	$60,176	$62,075	$63,530
Industrial	50,584	56,885	57,444
Unallocated corporate amounts	9,868	10,564	10,184
Consolidated depreciation and amortization	$120,628	$129,524	$131,158

Segment capital expenditures:
Aerospace	$23,253	$17,303	$26,148
Industrial	12,399	15,164	10,631
Unallocated corporate amounts	17,216	5,222	10,308
Consolidated capital expenditures	$52,868	$37,689	$47,087

Sales to Raytheon Technologies were made by Woodward’s Aerospace segment and totaled approximately 11% of net sales in fiscal year 2022, 9% of net sales in fiscal years 2021 and 2020. Sales to GE were made by both of Woodward’s reportable segments and totaled approximately 11% of net sales in fiscal year 2022, 2021, and 2020.

Accounts receivable from Raytheon Technologies totaled approximately 6% of accounts receivable at September 30, 2022 and 5% of accounts receivable at September 30, 2021. Accounts receivable from GE totaled approximately 10% of accounts receivable at September 30, 2022 and September 30, 2021.

U.S. Government related sales from Woodward’s reportable segments were as follows:

	Direct U.S. Government Sales	Indirect U.S. Government Sales	Total U.S. Government Related Sales
Fiscal year ended September 30, 2022
Aerospace	$93,266	$433,646	$526,912
Industrial	4,759	6,052	10,811
Total net external sales	$98,025	$439,698	$537,723
Percentage of total net sales	4%	19%	23%

Fiscal year ended September 30, 2021
Aerospace	$116,832	$526,118	$642,950
Industrial	7,732	2,442	10,174
Total net external sales	$124,564	$528,560	$653,124
Percentage of total net sales	6%	23%	29%

Fiscal year ended September 30, 2020
Aerospace	$149,416	$536,424	$685,840
Industrial	5,867	17,473	23,340
Total net external sales	$155,283	$553,897	$709,180
Percentage of total net sales	6%	22%	28%

Item 9.	Changes in and Disagreements with Accountants

There have been no disagreements or any reportable events requiring disclosure under Item 304(b) of Regulation S-K.

Item 9A.	Controls and Procedures

We have established disclosure controls and procedures, which are designed to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Act”) is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Act is accumulated and communicated to management, including our Principal Executive Officer (Charles P. Blankenship, Jr., Chairman of the Board, Chief Executive Officer and President) and Principal Financial and Accounting Officer (Mark D. Hartman, Chief Financial Officer), as appropriate, to allow timely decisions regarding required disclosures.

Charles P. Blankenship, Jr. and Mark D. Hartman evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Form 10-K. Based on their evaluations, they concluded that our disclosure controls and procedures were effective as of September 30, 2022.

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

Management’s Annual Report on Internal Control Over Financial Reporting

We are responsible for establishing and maintaining adequate internal control over financial reporting for the Company. We have evaluated the effectiveness of internal control over financial reporting using the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and, based on that evaluation, have concluded that the Company’s internal control over financial reporting was effective as of September 30, 2022, the end of the Company’s most recent fiscal year.

Deloitte & Touche LLP (PCAOB ID No. 34), an independent registered public accounting firm, conducted an audit of Woodward’s internal control over financial reporting as of September 30, 2022 as stated in their report included in “Item 8 – Financial Statements and Supplementary Data.”

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

There have been no changes in our internal control over financial reporting during the fourth fiscal quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

On October 18, 2022, the Company announced a streamlined Aerospace and Industrial organizational structure and leadership designed to enhance the sales experience for customers, simplify operations, and increase profitability through improved execution. In connection with the organizational changes, Sagar A. Patel, who previously served as President, Engine Systems, departed the Company effective as of such date.

In connection with his departure, on November 14, 2022, Mr. Patel entered into a Separation Agreement and Release with the Company. Pursuant to such agreement, Mr. Patel will receive a lump sum cash severance of $1,084,400, representing the sum of (i) Mr. Patel’s base salary and target annual incentive bonus under the Company’s short-term annual incentive plan (the “STI Plan”) for fiscal year 2023 ($884,400), and (ii) an amount intended to partially offset the estimated costs of a relocation by Mr. Patel from the Fort Collins, Colorado area ($200,000), as Mr. Patel had recently relocated to Colorado in connection with his appointment to President, Engine Systems. At the time of Mr. Patel’s departure from the Company, he was retirement eligible and therefore will receive retirement treatment under both the STI Plan and the Company’s cash long-term incentive plan (the "Cash LTI Plan") with resulting payments, if any, based on the achievement of previously established targets under each such plan. With respect to the STI Plan, if any payout is to be made under the STI Plan for fiscal year 2023, Mr. Patel will receive a prorated payout equal to 4.93% of what Mr. Patel otherwise would have earned under the STI Plan had he remained employed for the entirety of fiscal year 2023, such proration representing Mr. Patel’s number of completed days in fiscal year 2023. Mr. Patel will not be entitled to any additional payouts under the STI Plan following fiscal year 2023. With respect to the Cash LTI Plan, Mr. Patel will receive payouts (if any) for three open Cash LTI performance cycles, with such payouts prorated at 68.31% for the cycle ending 2023, 34.95% for the cycle ending 2024, and 1.64% for the cycle ending 2025. In addition, consistent with the Company’s standard treatment of equity awards upon a retirement, all outstanding stock options and restricted stock units previously granted to Mr. Patel will continue to vest based on the original vesting schedule, and all of his vested, unexercised stock options will continue to be exercisable for their respective remaining ten-year terms. Additionally, the Company will provide Mr. Patel a one-time payment of $50,000, approximating the pre-tax costs of (and in lieu of providing) continued healthcare benefits for a twelve-month period. The severance benefits are conditioned upon Mr. Patel not revoking, within a seven day revocation period, the Separation Agreement and Release, which includes twelve-month non-competition and non-solicitation provisions, a full release of claims against the Company, and a non-disparagement provision.

The above description of the Agreement is qualified in its entirety by the actual terms of the Agreement, which is filed as Exhibit 10.34 to this Report on Form 10-K.

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this item relating to our directors and nominees, regarding compliance with Section 16(a) of the Securities Act of 1934, and regarding our Audit Committee is included under the captions “Proposal 1: Election of Directors,” “Board Meetings and Committees – Audit Committee” (including information with respect to audit committee financial experts), “Stock Ownership of Management,” and, “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement related to the Annual Meeting of Stockholders to be held virtually on January 25, 2023 and is incorporated herein by reference. There have been no material changes to the procedures by which security holders may recommend nominees to our board of directors.

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

‡	3.1	Restated Certificate of Incorporation, as amended October 3, 2007, filed as Exhibit 3(i)(a) to Annual Report on Form 10-K filed November 20, 2008

‡*	3.2	Bylaws of Woodward, Inc., as amended and restated on January 11, 2020

‡	3.3	Certificate of Amendment of Certificate of Incorporation, dated January 23, 2008, filed as Exhibit 3(i)(b) to Annual Report on Form 10-K filed November 20, 2008

‡	3.4	Certificate of Amendment of the Restated Certificate of Incorporation, dated January 26, 2011, filed as Exhibit 3.1 to Current Report on Form 8-K filed January 28, 2011

‡	3.5	Certificate of Designation of Rights, Preferences and Privileges of Series B Preferred Stock

†‡	10.1	Long-Term Management Incentive Compensation Plan, filed as Exhibit 10(c) to Annual Report on Form 10-K filed December 22, 2000

†‡	10.2	Summary Description of the Woodward Variable Incentive Plan, filed as Exhibit 10.2 to Annual Report on Form 10-K filed November 16, 2016

†‡	10.3	2006 Omnibus Incentive Plan, effective January 25, 2006, filed as Exhibit 4.1 to Registration Statement on Form S-8 filed April 28, 2006

†‡	10.4	Amendment No. 1 to the Woodward, Inc. 2006 Omnibus Incentive Plan, effective as of January 26, 2011, filed as Exhibit 10.10 to Annual Report on Form 10-K filed November 16, 2011

†‡	10.5	Form of Non-Qualified Stock Option Agreement, filed as Exhibit 10.12 to Annual Report on Form 10-K filed November 15, 2012

†‡	10.6	Form of Non-Qualified Stock Option Agreement, filed as Exhibit 10.13 to Annual Report on Form 10-K filed November 14, 2013

†‡	10.7	2017 Omnibus Incentive Plan, effective September 14, 2016, filed as Exhibit 10.1 to Quarterly Report on Form 10-Q filed January 25, 2017

†‡	10.8	Form of Non-Qualified Stock Option Agreement, filed as Exhibit 10.2 to Quarterly Report on Form 10-Q filed January 25, 2017

‡	10.9

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

†‡	10.13	Form of Change in Control Agreement for the Company’s principal executive officer and other executive officers, filed as Exhibit 10.25 to Annual Report on Form 10-K filed November 12, 2014

†‡	10.14	Executive Benefit Plan, as amended and restated as of September 18, 2013, filed as Exhibit 10.31 to Annual Report on Form 10-K filed November 14, 2013

†‡	10.15	Woodward Retirement Savings Plan, as amended and restated effective as of January 1, 2016, filed as Exhibit 10.1 to Quarterly Report on Form 10-Q filed February 9, 2016

†‡	10.16	Thomas G. Cromwell employment offer letter, dated January 30, 2019, filed as exhibit 10.1 to Quarterly Report on Form 10-Q filed May 8, 2019

‡	10.17	Purchase and Sale Agreement between Woodward, Inc. and General Electric Company dated January 4, 2016 filed as Exhibit 2.1 to Current Report on Form 8-K filed January 8, 2016

‡	10.18	Amended and Restated Limited Liability Company Agreement of Convergence Fuel Systems, LLC, dated January 4, 2016 filed as Exhibit 10.1 to Current Report on Form 8-K filed January 8, 2016

‡	10.19	Frame Development and Purchase Agreement between MTU Friedrichshafen GmbH and L’Orange GmbH, filed as Exhibit 10.1 to Quarterly Report on Form 10-Q, filed August 8, 2018

‡	10.20	Note Purchase Agreement, dated May 31, 2018, by and among Woodward, Inc. and the purchasers named therein, filed as Exhibit 10.1 to Current Report on Form 8-K, filed June 4, 2018

‡	10.21

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

Amended and Restated Credit Agreement dated November 24, 2019, by and among the Company, certain foreign subsidiaries borrowers of the Company from time to time parties thereto, the institutions from time to time party thereto, as lenders, Wells Fargo Bank, National Association, as administrative agent, filed as Exhibit 10.1 on Form 10-Q, filed February 4, 2022

†‡	10.25	Form of Non-Qualified Stock Option Agreement filed as Exhibit 10.40 on Form 10-K, filed November 13, 2018

†‡	10.26	Outside Director Compensation Policy filed as Exhibit 10.27 on Form 10-K, filed November 19, 2021

†‡	10.27	Mark D. Hartman promotion offer letter, dated July 29, 2021 filed as Exhibit 10.28 on Form 10-K, filed November 19, 2021

†‡	10.28	Amended and Restated Executive Severance and Change in Control Agreement filed as Exhibit 10.29 on Form 10-K, filed November 19, 2021

‡	10.29	Form of Restricted Stock Unit Agreement, filed as Exhibit 10.39 on Form 10-K, filed November 13, 2018

†	10.30	Charles Blankenship Jr. employment offer letter, dated April 18th, 2022, filed as Exhibit 10.3 to Quarterly Report on Form 10-Q, filed on May 6, 2022

*	10.31

Second Amended and Restated Credit Agreement dated October 21, 2022, by and among the Company, certain foreign subsidiaries borrowers of the Company from time to time parties thereto, the institutions from time-to-time party thereto, as lenders, Wells Fargo Bank, National Association, as administrative agent

†*	10.32	Second Amended and Restated Executive Severance and Change in Control Agreement

*	10.33	Form Attraction and Retention RSU agreement, filed as exhibit 10.2 on Form 10-Q filed on May 6, 2022

†*	10.34	Sagar A. Patel Separation and Release Agreement, dated November 14, 2022

*	21.1	Subsidiaries

*	23.1	Consent of Independent Registered Public Accounting Firm

*	31.1	Rule 13a-14(a)/15d-14(a) certification of Chip P. Blankenship, Jr.

*	31.2	Rule 13a-14(a)/15d-14(a) certification of Mark D. Hartman

*	32.1	Section 1350 certifications

*	101.INS	Inline XBRL Instance Document.

*	101.SCH	Inline XBRL Taxonomy Extension Schema Document

*	101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

*	101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

*	101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

*	101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

*	104	Cover Page Interactive Data File (formatted as Inline XBRL and Contained in Exhibit 101)

Attached as Exhibit 101 to this report are the following materials from Woodward, Inc.’s Annual Report on Form 10-K for the year ended September 30, 2022 formatted in Inline XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Earnings, (ii) the Consolidated Statements of Comprehensive Earnings, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Stockholders’ Equity, and (vi) the Notes to the Consolidated Financial Statements.

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

WOODWARD, INC.
Date: November 18, 2022	/s/ Charles P. Blankenship, Jr.
Charles P. Blankenship, Jr.
Chairman of the Board, Chief Executive Officer, and President (Principal Executive Officer)

Date: November 18, 2022	/s/ Mark D. Hartman
Mark D. Hartman
Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Rajeev Bhalla	Director	November 18, 2022
Rajeev Bhalla
/s/ John D. Cohn	Director	November 18, 2022
John D. Cohn
/s/ Paul Donovan	Director	November 18, 2022
Paul Donovan
/s/ Eileen P. Drake	Director	November 18, 2022
Eileen P. Drake
/s/ David Hess	Director	November 18, 2022
David Hess
/s/ Charles P. Blankenship, Jr.	Chairman of the Board	November 18, 2022
Charles P. Blankenship, Jr.	and Director
/s/ Daniel G. Korte	Director	November 18, 2022
Daniel G. Korte
/s/ Mary L. Petrovich	Director	November 18, 2022
Mary L. Petrovich
/s/ Ronald M. Sega	Director	November 18, 2022
Ronald M. Sega
/s/ Gregg C. Sengstack	Director	November 18, 2022
Gregg C. Sengstack