Form 10-Q
period 2022-12-31
Woodward, Inc.
filed 2023-02-03
CIK 108312

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2022

or

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

Yes ☐ No ☒

As of February 2, 2023, 59,728,490 shares of the registrant’s common stock with a par value of $0.001455 per share were outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

WOODWARD, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(In thousands, except per share amounts)

(Unaudited)

	Three-Months Ended
	December 31,
	2022	2021
Net sales	$618,619	$541,586
Costs and expenses:
Cost of goods sold	492,663	419,151
Selling, general and administrative expenses	63,187	62,306
Research and development costs	28,634	25,392
Interest expense	11,142	8,306
Interest income	(366)	(641)
Other (income) expense, net	(8,390)	(10,674)
Total costs and expenses	586,870	503,840
Earnings before income taxes	31,749	37,746
Income tax expense	2,143	7,441
Net earnings	$29,606	$30,305

Earnings per share:
Basic earnings per share	$0.50	$0.48
Diluted earnings per share	$0.49	$0.47

Weighted Average Common Shares Outstanding:
Basic	59,667	63,094
Diluted	60,928	65,099

See accompanying Notes to Condensed Consolidated Financial Statements

WOODWARD, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS

(In thousands)

(Unaudited)

	Three-Months Ended
	December 31,
	2022	2021
Net earnings	$29,606	$30,305

Other comprehensive earnings:
Foreign currency translation adjustments	30,227	(2,438)
Net (loss) gain on foreign currency transactions designated as hedges of net investments in foreign subsidiaries	(3,625)	1,071
Taxes on changes in foreign currency translation adjustments	1,344	(986)
Foreign currency translation and transactions adjustments, net of tax	27,946	(2,353)

Unrealized (loss) gain on fair value adjustment of derivative instruments	(32,588)	12,369
Reclassification of net realized loss (gain) on derivatives to earnings	38,186	(10,075)
Taxes on changes in derivative transactions	(113)	(80)
Derivative adjustments, net of tax	5,485	2,214

Amortization of pension and other postretirement plan:
Net prior service cost	179	251
Net (gain) loss	(199)	187
Foreign currency exchange rate changes on pension and other postretirement benefit plan liabilities	441	30
Taxes on changes in pension and other postretirement benefit plan liability adjustments, net of foreign currency exchange rate changes	79	(114)
Pension and other postretirement benefit plan adjustments, net of tax	500	354
Total comprehensive earnings	$63,537	$30,520

See accompanying Notes to Condensed Consolidated Financial Statements

WOODWARD, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

(Unaudited)

	December 31,	September 30,
	2022	2022
ASSETS
Current assets:
Cash and cash equivalents	$99,335	$107,844
Accounts receivable, less allowance for uncollectible amounts of $4,203 and $3,922, respectively	597,053	609,964
Inventories	573,834	514,287
Income taxes receivable	5,051	5,179
Other current assets	84,229	74,695
Total current assets	1,359,502	1,311,969
Property, plant and equipment, net	921,665	910,472
Goodwill	793,920	772,559
Intangible assets, net	485,644	460,580
Deferred income tax assets	24,849	23,447
Other assets	309,228	327,419
Total assets	$3,894,808	$3,806,446
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Short-term debt	$109,300	$66,800
Current portion of long-term debt	76,027	856
Accounts payable	219,365	230,519
Income taxes payable	37,086	34,655
Accrued liabilities	191,383	206,283
Total current liabilities	633,161	539,113
Long-term debt, less current portion	649,093	709,760
Deferred income tax liabilities	136,825	127,195
Other liabilities	536,294	529,256
Total liabilities	1,955,373	1,905,324
Commitments and contingencies (Note 22)
Stockholders' equity:
Preferred stock, par value $0.003 per share, 10,000 shares authorized, no shares issued	—	—
Common stock, par value $0.001455 per share, 150,000 shares authorized, 72,960 shares issued	106	106
Additional paid-in capital	305,100	293,540
Accumulated other comprehensive losses	(58,632)	(92,563)
Deferred compensation	5,975	6,781
Retained earnings	2,745,484	2,727,233
	2,998,033	2,935,097
Treasury stock at cost, 13,460 shares and 13,207 shares, respectively	(1,052,623)	(1,027,194)
Treasury stock held for deferred compensation, at cost, 122 shares and 139 shares, respectively	(5,975)	(6,781)
Total stockholders' equity	1,939,435	1,901,122
Total liabilities and stockholders' equity	$3,894,808	$3,806,446

See accompanying Notes to Condensed Consolidated Financial Statements

WOODWARD, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three-Months Ended December 31,
	2022	2021
Cash flows from operating activities:
Net earnings	$29,606	$30,305
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	29,304	30,721
Net loss (gain) on sales of assets and businesses	33	(1,538)
Stock-based compensation	11,316	11,892
Changes in operating assets and liabilities:
Trade accounts receivable	31,318	55,907
Unbilled receivables (contract assets)	(12,226)	(37,067)
Costs to fulfill a contract	(496)	(4,782)
Inventories	(50,559)	(32,890)
Accounts payable and accrued liabilities	(30,412)	(32,142)
Contract liabilities	2,065	4,029
Income taxes	890	8,813
Retirement benefit obligations	(664)	(1,163)
Other	(4,773)	7,205
Net cash provided by operating activities	5,402	39,290

Cash flows from investing activities:
Payments for purchase of property, plant, and equipment	(24,390)	(13,123)
Proceeds from sale of assets	30	1
Business acquisition, net of cash acquired	878	—
Proceeds from sales of short-term investments	7	7
Net cash (used in) investing activities	(23,475)	(13,115)

Cash flows from financing activities:
Cash dividends paid	(11,355)	(10,247)
Proceeds from sales of treasury stock	1,199	3,198
Payments for repurchases of common stock	(26,369)	(39,258)
Borrowings on revolving lines of credit and short-term borrowings	413,700	—
Payments on revolving lines of credit and short-term borrowings	(371,200)	—
Payments of long-term debt and finance lease obligations	(98)	(381)
Net cash provided by (used in) financing activities	5,877	(46,688)
Effect of exchange rate changes on cash and cash equivalents	3,687	(967)
Net change in cash and cash equivalents	(8,509)	(21,480)
Cash and cash equivalents, including restricted cash, at beginning of year	107,844	448,462
Cash and cash equivalents, including restricted cash, at end of period	$99,335	$426,982

See accompanying Notes to Condensed Consolidated Financial Statements

WOODWARD, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

(Unaudited)

	Number of shares			Stockholders' equity
						Accumulated other comprehensive (loss) earnings
	Common stock	Treasury stock	Treasury stock held for deferred compensation	Common stock	Additional paid-in capital	Foreign currency translation adjustments	Unrealized derivative gains (losses)	Minimum retirement benefit liability adjustments	Total accumulated other comprehensive (loss) earnings	Deferred compensation	Retained earnings	Treasury stock at cost	Treasury stock held for deferred compensation	Total stockholders' equity
Balances as of September 30, 2021	72,960	(9,702)	(167)	$106	$261,735	$(32,904)	$(25,597)	$(7,118)	(65,619)	$7,949	$2,600,513	$(581,954)	$(7,949)	$2,214,781
Net earnings	—	—	—	—	—	—	—	—	—	—	30,305	—	—	30,305
Other comprehensive earnings (loss), net of tax	—	—	—	—	—	(2,353)	2,214	354	215	—	—	—	—	215
Cash dividends paid ($0.1625 per share)	—	—	—	—	—	—	—	—	—	—	(10,247)	—	—	(10,247)
Sales of treasury stock	—	58	—	—	739	—	—	—	—	—	—	2,489	—	3,228
Purchase of treasury stock	—	(233)	—	—	—	—	—	—	—	—	—	(26,742)	—	(26,742)
Stock-based compensation	—	—	—	—	11,892	—	—	—	—	—	—	—	—	11,892
Purchases/transfers of stock by/to deferred compensation	—	—	(1)	—	—	—	—	—	—	47	—	—	(47)	—
Distribution of stock from deferred compensation plan	—	—	1	—	—	—	—	—	—	(36)	—	—	36	—
Balances as of December 31, 2021	72,960	(9,877)	(167)	$106	$274,366	$(35,257)	$(23,383)	$(6,764)	$(65,404)	$7,960	$2,620,571	$(606,207)	$(7,960)	$2,223,432

Balances as of September 30, 2022	72,960	(13,207)	(139)	$106	$293,540	$(86,494)	$(6,215)	$146	(92,563)	$6,781	$2,727,233	$(1,027,194)	$(6,781)	$1,901,122
Net earnings	—	—	—	—	—	—	—	—	—	—	29,606	—	—	29,606
Other comprehensive earnings (loss), net of tax	—	—	—	—	—	27,946	5,485	500	33,931	—	—	—	—	33,931
Cash dividends paid ($0.1900 per share)	—	—	—	—	—	—	—	—	—	—	(11,355)	—	—	(11,355)
Sales of treasury stock	—	19	—	—	161	—	—	—	—	—	—	863	—	1,024
Purchase of treasury stock	—	(274)	—	—	—	—	—	—	—	—	—	(26,369)	—	(26,369)
Common shares issued for benefit plans	—	2	—	—	83	—	—	—	—	—	—	77	—	160
Stock-based compensation	—	—	—	—	11,316	—	—	—	—	—	—	—	—	11,316
Purchases/transfers of stock by/to deferred compensation	—	—	(1)	—	—	—	—	—	—	70	—	—	(70)	—
Distribution of stock from deferred compensation plan	—	—	18	—	—	—	—	—	—	(876)	—	—	876	—
Balances as of December 31, 2022	72,960	(13,460)	(122)	$106	$305,100	$(58,548)	$(730)	$646	$(58,632)	$5,975	$2,745,484	$(1,052,623)	$(5,975)	$1,939,435

See accompanying Notes to Condensed Consolidated Financial Statements

WOODWARD, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

(Unaudited)

Note 1. Basis of presentation

The Condensed Consolidated Financial Statements of Woodward, Inc. (“Woodward” or the “Company”) as of December 31, 2022 and for the three-months ended December 31, 2022 and 2021, included herein, have not been audited by an independent registered public accounting firm. These unaudited Condensed Consolidated Financial Statements reflect all normal recurring adjustments that, in the opinion of management, are necessary to present fairly Woodward’s financial position as of December 31, 2022, and the statements of earnings, comprehensive earnings, cash flows, and changes in stockholders’ equity for the periods presented herein. The results of operations for the three-months ended December 31, 2022 and 2021 are not necessarily indicative of the operating results to be expected for other interim periods or for the full fiscal year. Dollar and share amounts contained in these unaudited Condensed Consolidated Financial Statements are in thousands, except per share amounts, unless otherwise noted.

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

Global Business Conditions

We continue to monitor a variety of external issues impacting our business, including the ongoing global supply chain and labor disruptions, rising labor costs, and material inflation, which together have led to a challenging industry-wide operating environment.

Note 2. New accounting standards

From time to time, the Financial Accounting Standards Board (“FASB”) or other standards setting bodies issue new accounting pronouncements. Updates to the FASB Accounting Standards Codification (“ASC”) are communicated through issuance of an Accounting Standards Update (“ASU”).

In the time since the Company filed its most recent Annual Report on Form 10-K for the fiscal year ended September 30, 2022, no new accounting standards have been issued, or are pending issuance, that are expected to have a material impact on the Condensed Consolidated Financial Statements upon adoption.

Note 3. Revenue

The amount of revenue recognized as point in time or over time follows:

	Three-Months Ended December 31, 2022			Three-Months Ended December 31, 2021
	Aerospace	Industrial	Consolidated	Aerospace	Industrial	Consolidated
Point in time	$169,840	$139,839	$309,679	$125,645	$124,992	$250,637
Over time	225,845	83,095	308,940	210,790	80,159	290,949
Total net sales	$395,685	$222,934	$618,619	$336,435	$205,151	$541,586

Accounts Receivable

Accounts receivable consisted of the following:

	December 31, 2022	September 30, 2022
Billed receivables
Trade accounts receivable	$335,010	$359,364
Other (Chinese financial institutions)	7,980	9,405
Total billed receivables	342,990	368,769
Current unbilled receivables (contract assets)	258,266	245,117
Total accounts receivable	601,256	613,886
Less: Allowance for uncollectible amounts	(4,203)	(3,922)
Total accounts receivable, net	$597,053	$609,964

As of December 31, 2022, “Other assets” on the Condensed Consolidated Balance Sheets includes $9,660 of unbilled receivables not expected to be invoiced and collected within a period of twelve months, compared to $6,649 as of September 30, 2022.

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

The allowance for uncollectible amounts and change in expected credit losses for trade accounts receivable and unbilled receivables (contract assets) consisted of the following:

	Three-Months Ended December 31,
	2022	2021
Balance, beginning	$3,922	$3,664
Changes in estimates	344	(218)
Write-offs	(83)	(18)
Other[1]	20	(119)
Balance, ending	$4,203	$3,309

(1)
Includes effects of foreign exchange rate changes during the period.

Contract liabilities

Contract liabilities consisted of the following:

	December 31, 2022		September 30, 2022
	Current	Noncurrent	Current	Noncurrent
Deferred revenue from material rights from GE joint venture formation	$5,852	$233,587	$5,754	$234,516
Deferred revenue from advanced invoicing and/or prepayments from customers	4,509	34	4,120	38
Liability related to customer supplied inventory	13,210	—	12,442	—
Deferred revenue from material rights related to engineering and development funding	5,710	167,989	8,347	161,791
Net contract liabilities	$29,281	$401,610	$30,663	$396,345

Woodward recognized revenue of $8,885 in the three-months ended December 31, 2022 from contract liabilities balances recorded as of October 1, 2022, compared to $8,793 in the three-months ended December 31, 2021 from contract liabilities balances recorded as of October 1, 2021.

Remaining performance obligations

Remaining performance obligations related to the aggregate amount of the total contract transaction price of firm orders for which the performance obligation has not yet been recognized in revenue as of December 31, 2022 was $1,643,697, compared to $1,558,588 as of September 30, 2022, the majority of which relates to Woodward’s Aerospace segment in both periods. Woodward expects to recognize almost all of these remaining performance obligations within two years after December 31, 2022.

Remaining performance obligations related to material rights that have not yet been recognized in revenue as of December 31, 2022 was $475,845, compared to $448,370 as of September 30, 2022, of which $12,811 is expected to be recognized in the remainder of fiscal year 2023, $14,572 is expected to be recognized in fiscal year 2024, and the remaining balance is expected to be recognized thereafter. Woodward expects to recognize revenue from performance obligations related to material rights over the life of the underlying programs, which may be as long as forty years.

Disaggregation of Revenue

Woodward designs, produces, and services reliable, efficient, low-emission, and high-performance energy control products for diverse applications in markets throughout the world. Woodward reports financial results for each of its Aerospace and Industrial reportable segments. Woodward further disaggregates its revenue from contracts with customers by primary market as Woodward believes this best depicts how the nature, amount, timing, and uncertainty of its revenue and cash flows are affected by economic factors.

Revenue by primary market for the Aerospace reportable segment was as follows:

	Three-Months Ended December 31,
	2022	2021
Commercial OEM	$138,875	$104,826
Commercial aftermarket	126,643	86,086
Defense OEM	89,762	105,375
Defense aftermarket	40,405	40,148
Total Aerospace segment net sales	$395,685	$336,435

Revenue by primary market for the Industrial reportable segment was as follows:

	Three-Months Ended December 31,
	2022	2021
Reciprocating engines	$161,377	$158,334
Industrial turbines	61,557	46,817
Total Industrial segment net sales	$222,934	$205,151

The customers who each account for approximately 10% or more of net sales of each of Woodward’s reportable segments are as follows:

	Three-Months Ended December 31, 2022	Three-Months Ended December 31, 2021
Aerospace	Raytheon Technologies, General Electric Company, The Boeing Company	Raytheon Technologies, The Boeing Company, General Electric Company
Industrial	Rolls-Royce PLC, Caterpillar, Inc., Wartsila, General Electric Company	Rolls-Royce PLC, Wartsila

Note 4. Earnings per share

Basic earnings per share is computed by dividing net earnings available to common stockholders by the weighted-average number of shares of common stock outstanding for the period.

Diluted earnings per share reflects the weighted-average number of shares outstanding after consideration of the dilutive effect of stock options and restricted stock.

The following is a reconciliation of net earnings to basic earnings per share and diluted earnings per share:

	Three-Months Ended December 31,
	2022	2021
Numerator:
Net earnings	$29,606	$30,305
Denominator:
Basic shares outstanding	59,667	63,094
Dilutive effect of stock options and restricted stock	1,261	2,005
Diluted shares outstanding	60,928	65,099
Income per common share:
Basic earnings per share	$0.50	$0.48
Diluted earnings per share	$0.49	$0.47

The following stock option grants were outstanding but were excluded from the computation of diluted earnings per share because their inclusion would have been anti-dilutive.

	Three-Months Ended December 31,
	2022	2021
Options	1,598	477
Weighted-average option price	$101.18	$117.63

The weighted-average shares of common stock outstanding for basic and diluted earnings per share included the weighted-average treasury stock shares held for deferred compensation obligations of the following:

	Three-Months Ended December 31,
	2022	2021
Weighted-average treasury stock shares held for deferred compensation obligations	131	168

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

Lease-related assets and liabilities were as follows:

	Classification on the Condensed Consolidated Balance Sheets	December 31, 2022	September 30, 2022
Assets:
Operating lease assets	Other assets	$25,132	$25,144
Finance lease assets	Property, plant and equipment, net	5,226	5,474
Total lease assets		30,358	30,618

Current liabilities:
Operating lease liabilities	Accrued liabilities	4,730	4,587
Finance lease liabilities	Current portion of long-term debt	1,026	856
Noncurrent liabilities:
Operating lease liabilities	Other liabilities	21,183	21,443
Finance lease liabilities	Long-term debt, less current portion	4,222	4,405
Total lease liabilities		$31,161	$31,291

Lease-related expenses were as follows:

	Three-Months Ended December 31,
	2022	2021
Operating lease expense	$1,487	$1,607
Amortization of finance lease assets	256	79
Interest on finance lease liabilities	34	8
Variable lease expense	210	403
Short-term lease expense	57	40
Sublease (income)[1]	—	(192)
Total lease expense	$2,044	$1,945

(1)
Relates to two separate subleases Woodward entered into for a leased manufacturing building in Niles, Illinois, each of which expired during fiscal year 2022.

Lease-related supplemental cash flow information was as follows:

	Three-Months Ended December 31,
	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$1,360	$1,343
Operating cash flows for finance leases	34	8
Financing cash flows for finance leases	99	382
Right-of-use assets obtained in exchange for recorded lease obligations:
Operating leases	411	3,082
Finance leases	27	—

Lessor arrangements

Woodward has assessed its manufacturing contracts and concluded that certain of the contracts for the manufacture of customer products met the criteria to be considered a leasing arrangement (“embedded leases”) with Woodward as the lessor. The specific manufacturing contracts that met the criteria were those that utilized Woodward property, plant, and equipment and which are substantially (more than 90%) dedicated to the manufacturing of the product(s) for a single customer. Woodward has dedicated manufacturing lines with four of its customers representing embedded leases, all of which qualified as operating leases with undefined quantities of future customer purchase commitments.

Although Woodward expects to allocate some portion of future net sales to these customers to embedded lessor arrangements, it cannot provide expected future undiscounted lease payments from property, plant, and equipment leased to customers as of December 31, 2022. If, in the future, customers reduce purchases of related products from Woodward, the Company believes it will derive additional value from the underlying equipment by repurposing its use to support other customer arrangements.

Revenue from contracts with customers that included embedded operating leases, which is included in “Net sales” in the Condensed Consolidated Statements of Earnings, was $1,388 for the three-months ended December 31, 2022, compared to $1,343 for the three-months ended December 31, 2021.

The carrying amount of property, plant, and equipment leased to others through embedded leasing arrangements, included in “Property, plant, and equipment, net” on the Condensed Consolidated Balance Sheets, follows:

	December 31, 2022	September 30, 2022
Property, plant and equipment leased to others through embedded leasing arrangements	$47,283	$44,912
Less accumulated depreciation	(27,238)	(25,508)
Property, plant and equipment leased to others through embedded leasing arrangements, net	$20,045	$19,404

Note 6. Joint venture

In fiscal year 2016, Woodward and General Electric Company (“GE”), acting through its GE Aviation business unit, consummated the formation of a strategic joint venture between Woodward and GE (the “JV”) to develop, manufacture, and support fuel systems for specified existing and all future GE commercial aircraft engines that produce thrust in excess of fifty thousand pounds.

Unamortized deferred revenue from material rights in connection with the JV formation included:

	December 31, 2022	September 30, 2022
Accrued liabilities	$5,852	$5,754
Other liabilities	233,587	234,516

Amortization of the deferred revenue (material right) recognized as an increase to sales was $831 for the three-months ended December 31, 2022, and $936 for the three-months ended December 31, 2021.

Other income related to Woodward’s equity interest in the earnings of the JV was as follows:

	Three-Months Ended December 31,
	2022	2021
Other income	$4,573	$4,675

Cash distributions to Woodward from the JV, recognized in “Other, net” in “Net cash provided by operating activities” on the Condensed Consolidated Statements of Cash Flows, were as follows:

	Three-Months Ended December 31,
	2022	2021
Cash distributions	$4,500	$2,500

Net sales to the JV were as follows:

	Three-Months Ended December 31,
	2022	2021
Net sales[1]	$6,477	$7,274

(1)
Net sales included a reduction of $7,570 for the three-months ended December 31, 2022 related to royalties owed to the JV by Woodward on sales by Woodward directly to third party aftermarket customers, compared to a reduction to sales of $5,946 for the three-months ended December 31, 2021.

The Condensed Consolidated Balance Sheets include “Accounts receivable” related to amounts the JV owed Woodward, “Accounts payable” related to amounts Woodward owed the JV, and “Other assets” related to Woodward’s net investment in the JV, as follows:

	December 31, 2022	September 30, 2022
Accounts receivable	$3,153	$4,172
Accounts payable	2,759	4,069
Other assets	8,255	8,181

Note 7. Financial instruments and fair value measurements

The table below presents information about Woodward’s financial assets that are measured at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques Woodward utilized to determine such fair value as defined by the U.S. GAAP fair value hierarchy.

	At December 31, 2022				At September 30, 2022
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Financial assets:
Investments in term deposits with foreign banks	$38,705	$—	$—	$38,705	$37,605	$—	$—	$37,605
Equity securities	25,205	—	—	25,205	22,800	—	—	22,800
Cross-currency interest rate swaps	—	9,582	—	9,582	—	38,168	—	38,168
Total financial assets	$63,910	$9,582	$—	$73,492	$60,405	$38,168	$—	$98,573

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

Cross-currency interest rate swaps: Woodward holds cross-currency interest rate swaps, which are accounted for at fair value. The swaps in an asset position are included in “Other current assets” and “Other assets,” and swaps in a liability position are included in “Accrued liabilities” and “Other liabilities” in the Condensed Consolidated Balance Sheets. The fair values of Woodward’s cross currency interest rate swaps are determined using a market approach that is based on observable inputs other than quoted market prices, including contract terms, interest rates, currency rates, and other market factors.

Cash, trade accounts receivable, accounts payable, and short-term borrowings are not remeasured to fair value, as the carrying cost of each approximates its respective fair value.

The estimated fair values and carrying costs of other financial instruments that are not required to be remeasured at fair value in the Condensed Consolidated Balance Sheets were as follows:

		At December 31, 2022		At September 30, 2022
	Fair Value Hierarchy Level	Estimated Fair Value	Carrying Cost	Estimated Fair Value	Carrying Cost
Assets:
Notes receivable from municipalities	2	$9,188	$8,638	$9,010	$8,992
Investments in short-term time deposits	2	7,714	7,763	8,026	7,893
Liabilities:
Long-term debt	2	673,405	726,506	646,696	712,054

In connection with certain economic incentives related to Woodward’s development of a second campus in the greater-Rockford, Illinois area for its Aerospace segment and Woodward’s development of a new campus at its corporate headquarters in Fort Collins, Colorado, Woodward received long-term notes from municipalities within the states of Illinois and Colorado. The fair value of the long-term notes was estimated based on a model that discounted future principal and interest payments received at an interest rate available to Woodward at the end of the period for similarly rated municipal notes of similar maturity, which is a level 2 input as defined by the U.S. GAAP fair value hierarchy. The interest rates used to estimate the fair value of the long-term notes were 2.8% at December 31, 2022 and 3.5% at September 30, 2022.

From time to time, certain of Woodward’s foreign subsidiaries will invest excess cash in short-term time deposits with a fixed maturity date of longer than three months but less than one year from the date of the deposit. Woodward believes that the investments are with creditworthy financial institutions. The fair value of the investments in short-term time deposits was estimated based on a model that discounted future principal and interest payments to be received at an interest rate available to the foreign subsidiary entering into the investment for similar short-term time deposits of similar maturity. This was determined to be a level 2 input as defined by the U.S. GAAP fair value hierarchy. The interest rates used to estimate the fair value of the short-term time deposits were 6.2% at December 31, 2022 and 6.1% at September 30, 2022.

The fair value of long-term debt was estimated based on the prices of debt of comparable type and maturity available to Woodward at the end of the period, which is a level 2 input as defined by the U.S. GAAP fair value hierarchy. The weighted-average interest rates used to estimate the fair value of long-term debt were 5.3% at December 31, 2022 and 5.6% at September 30, 2022.

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

The net interest income of the cross-currency interest rate swaps is recorded as a reduction to “Interest expense” in Woodward’s Condensed Consolidated Statements of Earnings. As of December 31, 2022, the total notional value of the 2020 Floating-Rate Cross-Currency Swap and the 2020 Fixed-Rate Cross-Currency Swaps was $7,500 and $400,000, respectively. See Note 7, Financial Instruments and fair value measurements for the related fair value of the derivative instruments as of December 31, 2022.

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

Derivatives instruments in net investment hedging relationships

On September 23, 2016, Woodward and Woodward International Holding B.V., a wholly owned subsidiary of Woodward organized under the laws of The Netherlands (the “BV Subsidiary”), each entered into a note purchase agreement (the “2016 Note Purchase Agreement”) relating to the sale by Woodward and the BV Subsidiary of an aggregate principal amount of €160,000 of senior unsecured notes in a series of private placement transactions. Woodward issued €40,000 aggregate principal amount of Woodward’s Series M Senior Notes due September 23, 2026 (the “Series M Notes”). Woodward designated the Series M Notes as a hedge of a foreign currency exposure of Woodward’s net investment in its Euro denominated functional currency subsidiaries. Related to the Series M Notes, included in foreign currency translation adjustments within total comprehensive (losses) earnings are net foreign exchange losses of $3,625 for the three-months ended December 31, 2022, compared to net foreign exchange gains of $1,071 for the three-months ended December 31, 2021.

Impact of derivative instruments designated as qualifying hedging instruments

The following table discloses the amount of (income) expense recognized in earnings on derivative instruments designated as qualifying hedging instruments:

		Three-months ended December 31,
Derivatives in:	Location	2022	2021
Cross-currency interest rate swap agreement designated as fair value hedges	Selling, general and administrative expenses	$901	$(622)
Cross-currency interest rate swap agreements designated as cash flow hedges	Selling, general and administrative expenses	37,285	(9,453)
		$38,186	$(10,075)

The following table discloses the amount of (gain) loss recognized in accumulated OCI on derivative instruments designated as qualifying hedging instruments:

		Three-months ended December 31,
Derivatives in:	Location	2022	2021
Cross-currency interest rate swap agreement designated as fair value hedges	Selling, general and administrative expenses	$896	$(500)
Cross-currency interest rate swap agreements designated as cash flow hedges	Selling, general and administrative expenses	31,692	(11,869)
		$32,588	$(12,369)

The following table discloses the amount of (gain) loss reclassified from accumulated OCI into earnings on derivative instruments designated as qualifying hedging instruments:

		Three-months ended December 31,
Derivatives in:	Location	2022	2021
Cross-currency interest rate swap agreement designated as fair value hedges	Selling, general and administrative expenses	$901	$(622)
Cross-currency interest rate swap agreements designated as cash flow hedges	Selling, general and administrative expenses	37,285	(9,453)
		$38,186	$(10,075)

The remaining unrecognized gains and losses in Woodward’s Condensed Consolidated Balance Sheets associated with derivative instruments that were previously entered into by Woodward, which are classified in accumulated OCI, were net losses of $741 as of December 31, 2022 and $6,338 as of September 30, 2022.

Note 9. Supplemental statement of cash flows information

	Three-Months Ended December 31,
	2022	2021
Interest paid, net of amounts capitalized	$12,334	$11,244
Income taxes paid	3,725	5,420
Income tax refunds received	322	6,428
Non-cash activities:
Purchases of property, plant and equipment on account	5,821	1,521

Note 10. Acquisitions

On August 2, 2022, we entered into a series of Purchase Agreements with one of our Asia pacific channel partners, PM Control PLC (the “PM Agreements”). Pursuant to the PM Agreements, we agreed to acquire business assets and shares of stock of PM Control PLC and its affiliates (collectively, “PM Control”), for a total consideration (net of a working capital adjustment, excluding cash acquired from the acquisition, and including the settlement of pre‐existing relationships) of $21,421 (the “PM Acquisition”). The PM Acquisition closed on August 31, 2022 (the “PM Closing”), and PM Control PLC became a wholly owned subsidiary of the Company.

ASC Topic 805, “Business Combinations” (“ASC 805”), provides a framework to account for acquisition transactions under U.S. GAAP. The purchase price of PM Control, prepared consistent with the required ASC 805 framework, is allocated as follows:

Cash paid to Sellers	$22,890
Working capital adjustment	(878)
Less acquired cash and restricted cash	(1,341)
Plus settlement of pre-existing relationships	750
Total purchase price	$21,421

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

The following table summarizes, as of August 31, 2022, the estimated fair values of the assets acquired and liabilities assumed at the PM Closing.

Accounts receivable	$4,334
Inventories	2,464
Other current assets	386
Property, plant, and equipment	2,488
Goodwill	8,705
Intangible assets	8,874
Total assets acquired	27,251
Other current liabilities	(2,703)
Deferred income tax liabilities	(1,842)
Other noncurrent liabilities	(1,285)
Total liabilities assumed	(5,830)
Net assets acquired	$21,421

During the first quarter of fiscal year 2023, we made certain measurement period adjustments to the acquired assets and the assumed liabilities due to clarification of information utilized to determine fair value during the measurement period. The measurement period adjustment was related to the PM Control trade name. Management determined that the PM Control trade name would no longer be used after calendar year 2023, thus resulting in a measurement period adjustment of $1,042, which reduced intangible assets and increased goodwill. Additionally, in the first quarter of 2023, a working capital adjustment was made that resulted in a reduction of goodwill of $863.

The fair values assigned to tangible and intangible assets acquired, and liabilities assumed, are based on management’s estimates and assumptions and may be subject to change as additional information is received. Additional information that existed as of the closing date but not known at the time of this filing may become known to the Company during the remainder of the 12-month measurement period. The Company will continue to collect information and re-evaluate these estimates and assumptions quarterly.

The preliminary purchase price allocation resulted in the recognition of $8,705 of goodwill, which is expected to be non‐deductible for tax purposes. The Company has included all the goodwill in its Industrial segment. The goodwill represents the estimated value of potential expansion with new customers, the opportunity to further develop sales opportunities with new customers, and other synergies expected to be achieved through the integration of PM Control with Woodward’s Industrial segment.

A summary of the intangible assets acquired, weighted‐average useful lives, and amortization methods follows:

	Estimated Amounts	Weighted- Average Useful Life	Amortization Method
Intangible assets with finite lives:
Customer relationships and contracts	$8,332	11 years	Straight-line
Trade name	542	15 months	Straight-line
Total	$8,874

Future amortization expense associated with the acquired intangibles for the fiscal year ended September 30, 2023, is expected to be $1,191, $865 for the fiscal year ended September 30, 2024, and $757 for the next three fiscal years ended.

We have not presented pro forma results because the PM Acquisition was not deemed significant at the date of PM Closing.

Note 11. Inventories

	December 31,	September 30,
	2022	2022
Raw materials	$148,862	$126,264
Work in progress	126,281	123,005
Component parts(1)	355,712	329,962
Finished goods	87,400	70,019
Customer supplied inventory	13,210	12,442
On-hand inventory for which control has transferred to the customer	(157,631)	(147,405)
	$573,834	$514,287

(1)
Component parts include items that can be sold separately as finished goods or included in the manufacture of other products.

Note 12. Property, plant, and equipment

	December 31,	September 30,
	2022	2022
Land and land improvements	$85,988	$84,057
Buildings and building improvements	575,954	555,387
Leasehold improvements	20,327	19,392
Machinery and production equipment	789,710	779,514
Computer equipment and software	125,630	122,670
Office furniture and equipment	40,937	39,749
Other	20,259	20,162
Construction in progress	56,332	58,789
	1,715,137	1,679,720
Less accumulated depreciation	(793,472)	(769,248)
Property, plant, and equipment, net	$921,665	$910,472

For the three-months ended December 31, 2022 and 2021, Woodward had depreciation expense as follows:

	Three-Months Ended December 31,
	2022	2021
Depreciation expense	$20,126	$21,033

Note 13. Goodwill

	September 30, 2022	Additions	Effects of Foreign Currency Translation	December 31, 2022
Aerospace	$455,423	$—	$—	$455,423
Industrial	317,136	180	21,181	338,497
Consolidated	$772,559	$180	$21,181	$793,920

On August 31, 2022, Woodward completed the acquisition of PM Control (see Note 10, Acquisitions), which resulted in the recognition of $8,705 in goodwill in the Company’s Industrial segment.

Woodward tests goodwill for impairment during the fourth quarter of each fiscal year and at any time there is an indication that goodwill is more-likely-than-not impaired (commonly referred to as a triggering event). Woodward’s goodwill impairment test in the fourth quarter of fiscal year 2022 resulted in no impairment.

Note 14. Intangible assets, net

	December 31, 2022			September 30, 2022
	Gross Carrying Value	Accumulated Amortization	Net Carrying Amount	Gross Carrying Value	Accumulated Amortization	Net Carrying Amount
Intangible assets with finite lives:
Customer relationships and contracts:
Aerospace	$281,683	$(226,714)	$54,969	$281,683	$(223,565)	$58,118
Industrial	383,398	(76,567)	306,831	352,917	(66,812)	286,105
Total	$665,081	$(303,281)	$361,800	$634,600	$(290,377)	$344,223
Intellectual property:
Aerospace	$—	$—	$—	$—	$—	$—
Industrial	12,413	(12,413)	—	12,361	(12,361)	—
Total	$12,413	$(12,413)	$—	$12,361	$(12,361)	$—
Process technology:
Aerospace	$76,370	$(69,940)	$6,430	$76,370	$(69,471)	$6,899
Industrial	84,310	(29,432)	54,878	78,524	(27,464)	51,060
Total	$160,680	$(99,372)	$61,308	$154,894	$(96,935)	$57,959
Other intangibles:
Aerospace	$—	$—	$—	$—	$—	$—
Industrial	566	(111)	455	1,560	—	1,560
Total	$566	$(111)	$455	$1,560	$—	$1,560
Intangible asset with indefinite life:
Tradename:
Aerospace	$—	$—	$—	$—	$—	$—
Industrial	62,081	—	62,081	56,838	—	56,838
Total	$62,081	$—	$62,081	$56,838	$—	$56,838
Total intangibles:
Aerospace	$358,053	$(296,654)	$61,399	$358,053	$(293,036)	$65,017
Industrial	542,768	(118,523)	424,245	502,200	(106,637)	395,563
Consolidated Total	$900,821	$(415,177)	$485,644	$860,253	$(399,673)	$460,580

Woodward tests the indefinite lived tradename intangible asset for impairment during the fourth quarter of each fiscal year and at any time there is an indication the indefinite lived tradename intangible asset is more-likely-than-not impaired (commonly referred to as a triggering event). Woodward’s impairment test for the indefinite lived tradename intangible asset in the fourth quarter of fiscal year 2022 resulted in no impairment.

For the three-months ended December 31, 2022 and 2021, Woodward recorded amortization expense associated with intangibles of the following:

	Three-Months Ended December 31,
	2022	2021
Amortization expense	$9,178	$9,688

Future amortization expense associated with intangibles is expected to be:

Year Ending September 30:
2023 (remaining)	$27,403
2024	33,012
2025	27,896
2026	27,837
2027	27,765
Thereafter	279,650
$423,563

Note 15. Credit facilities, short-term borrowings and long-term debt

Revolving credit facility

Woodward maintains a $1,000,000 revolving credit facility established under a revolving credit agreement among Woodward, a syndicate of lenders and Wells Fargo Bank, National Association, as administrative agent, which provides for the option to increase available borrowings up to $1,500,000, subject to lenders’ participation (as amended in November 2021, the “Amended and Restated Revolving Credit Agreement”). On October 21, 2022, Woodward amended the Amended and Restated Revolving Credit Agreement (the “Second Amended and Restated Revolving Credit Agreement”) to, among other things, (i) extend the termination date of the revolving loan commitments of all the lenders from June 19, 2024 to October 21, 2027, (ii) remove the covenants restricting investments, acquisitions, dividends, and distributions, and (iii) subject to removal from the Company’s existing note purchase agreements or the termination or maturation of such note purchase agreements, remove the minimum consolidated net worth covenant. Borrowings under the Second Amended and Restated Revolving Credit Agreement can be made by Woodward and certain of its foreign subsidiaries in U.S. dollars or in foreign currencies other than the U.S. dollar and generally bear interest at the Euro Interbank Offered Rate (“Euribor”), Sterling Overnight Index Average (“SONIA”), Tokyo Interbank Offered Rate (“TIBOR”), and Secured Overnight Financing Rate (“SOFR”) base rates plus 0.875% to 1.75%.

Under the Second Amended and Restated Revolving Credit Agreement, there were $109,300 in principal amount of borrowings outstanding as of December 31, 2022 at an effective interest rate of 5.75%. As of December 31, 2022, all of the borrowings outstanding were classified as short-term borrowings based on Woodward's intent and ability to pay this amount in the next twelve months. As of September 30, 2022, there were $66,800 in principal amount of borrowings outstanding under the Amended and Restated Revolving Credit Agreement at an effective interest rate of 4.24%.

Short-term borrowings

Woodward has other foreign lines of credit and foreign overdraft facilities at various financial institutions, which are generally reviewed annually for renewal and are subject to the usual terms and conditions applied by the financial institutions. Pursuant to the terms of the related facility agreements, Woodward’s foreign performance guarantee facilities are limited in use to providing performance guarantees to third parties. There were no borrowings outstanding on Woodward’s foreign lines of credit and foreign overdraft facilities as of December 31, 2022 and September 30, 2022.

Note 16. Accrued liabilities

	December 31, 2022	September 30, 2022
Salaries and other member benefits	$68,830	$75,665
Product warranties and related liabilities(1)	49,526	40,042
Interest payable	4,807	13,481
Accrued retirement benefits	2,869	2,779
Net current contract liabilities	29,281	30,663
Current portion of restructuring charges	—	1,083
Taxes, other than income	17,892	21,159
Other	18,178	21,411
	$191,383	$206,283

(1) Product warranties and related liabilities includes estimates related to product liabilities expected to be fully recoverable from insurance.

Product warranties and related liabilities

Provisions of Woodward’s sales agreements include product warranties customary to these types of agreements. Accruals are established for specifically identified warranty issues and related liabilities for which are probable to result in future costs. Warranty costs are accrued as revenue is recognized on a non-specific basis whenever past experience indicates a normal and predictable pattern exists.

Changes in accrued product warranties and related liabilities were as follows:

	Three-Months Ended December 31,
	2022	2021
Beginning of period	$40,042	$17,481
Additions (reductions), net of recoveries	17,010	(762)
Reductions for settlement	(7,702)	(3,479)
Foreign currency exchange rate changes	176	(37)
End of period	$49,526	$13,203

Restructuring charges

In fiscal year 2022, the Company determined to implement a streamlined Aerospace and Industrial organizational and leadership structure designed to enhance the sales experience for customers, simplify operations, and increase profitability through improved execution. In connection with leadership changes arising from such reorganization, we recorded $1,083 of restructuring charges as nonsegment expenses, which were paid as of December 31, 2022.

In fiscal year 2021, the Company recorded aggregate restructuring charges totaling $5,008 as nonsegment expenses for two separate workforce management actions, one in our hydraulics systems business and one in our engine systems business. In fiscal year 2022, we experienced a challenging operating environment that included the ongoing impact of global supply chain and labor disruptions, along with high inflation, which resulted in changed business conditions compared to when we initially recorded the restructuring charges in fiscal year 2021. We are adapting to the changed business conditions by, among other initiatives, (i) developing and implementing plans to insource select machined components, (ii) redeploying talent and adding indirect resources to our factories to stabilize the production environment, and (iii) determining to retain employees that otherwise would have been impacted by the planned restructuring activities to support a stable workforce and effectively manage through attrition. As such, the previously remaining unpaid accrued restructuring charges, which amounted to $4,503, were no longer needed and were reversed in fiscal year 2022.

The summary of activity in accrued restructuring charges are as follows:

		Period Activity
	Balances as of September 30, 2022	Charges	Payments	Non-cash activity	Balances as of December 31, 2022
Workforce management costs associated with:
Aerospace	$139	$—	$(139)	$—	$—
Industrial	944	—	(944)	—	—
Total	$1,083	$—	$(1,083)	$—	$—

		Period Activity
	Balances as of September 30, 2021	Charges	Payments	Non-cash activity	Balances as of December 31, 2021
Workforce management costs associated with:
Hydraulics Systems Realignment	$3,758	$—	$(505)	$—	$3,253
Engine Systems Realignment	1,250	—	—	—	1,250
Total	$5,008	$—	$(505)	$—	$4,503

Note 17. Other liabilities

	December 31,	September 30,
	2022	2022
Net accrued retirement benefits, less amounts recognized within accrued liabilities	$74,846	$70,168
Total unrecognized tax benefits	7,360	9,757
Noncurrent income taxes payable	14,329	14,329
Deferred economic incentives (1)	6,741	7,029
Noncurrent operating lease liabilities	21,183	21,443
Net noncurrent contract liabilities	401,610	396,345
Other	10,225	10,185
	$536,294	$529,256
(1)
Woodward receives certain economic incentives from various state and local authorities related to capital expansion projects. Such amounts are initially recorded as deferred credits and are being recognized as a reduction to pre-tax expense over the economic lives of the related capital expansion projects.

Note 18. Other (income) expense, net

	Three-Months Ended December 31,
	2022	2021
Equity interest in the earnings of the JV	$(4,573)	$(4,675)
Net loss (gain) on sales of assets and businesses	33	(1,538)
Rent income	(88)	(343)
Net gain on investments in deferred compensation program	(1,191)	(1,075)
Other components of net periodic pension and other postretirement benefit, excluding service cost and interest expense	(2,485)	(2,901)
Other	(86)	(142)
	$(8,390)	$(10,674)

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

The following table sets forth the tax expense and the effective tax rate for Woodward’s earnings before income taxes:

	Three-Months Ended December 31,
	2022	2021
Earnings before income taxes	$31,749	$37,746
Income tax expense	2,143	7,441
Effective tax rate	6.7%	19.7%

The decrease in the effective tax rate for the three-months ended December 31, 2022 compared to the three-months ended December 31, 2021 is primarily attributable to the release of uncertain tax positions, an increase to the Foreign Derived Intangible Income benefit, and an increase in various state income tax credits in the current quarter when compared to the first quarter of fiscal year 2022.

Gross unrecognized tax benefits were $9,846 as of December 31, 2022, and $11,938 as of September 30, 2022. At December 31, 2022, the amount of the liability for unrecognized tax benefits that, if recognized, would impact Woodward’s effective tax rate was $6,275. At this time, Woodward believes it is reasonably possible that the liability for unrecognized tax benefits will decrease by as much as $2,522 in the next twelve months due to the completion of review by tax authorities, lapses of statutes, and the settlement of tax positions. Woodward’s tax expense includes accruals for potential interest and penalties related to unrecognized tax benefits and all other interest and penalties related to tax payments.

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

Note 20. Retirement benefits

Woodward provides various retirement benefits to eligible members of the Company, including contributions to various defined contribution plans, pension benefits associated with defined benefit plans, postretirement medical benefits, and postretirement life insurance benefits. Eligibility requirements and benefit levels vary depending on employee location.

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

The amount of expense associated with defined contribution plans was as follows:

	Three-Months Ended December 31,
	2022	2021
Company costs	$10,102	$10,951

Defined benefit plans

Woodward has defined benefit plans that provide pension benefits for certain retired employees in the United States, the United Kingdom, Japan, and Germany. Woodward also provides other postretirement benefits to its employees including postretirement medical benefits and life insurance benefits. Postretirement medical benefits are provided to certain current and retired employees, their covered dependents, and beneficiaries in the United States. Life insurance benefits are provided to certain retirees in the United States under frozen plans, which are no longer available to current employees. A September 30 measurement date is utilized to value plan assets and obligations for all of Woodward’s defined benefit pension and other postretirement benefit plans.

U.S. GAAP requires that, for obligations outstanding as of September 30, 2022, the funded status reported in interim periods shall be the same asset or liability recognized in the previous year end statement of financial position adjusted for (a) subsequent accruals of net periodic benefit cost that exclude the amortization of amounts previously recognized in other comprehensive income (for example, subsequent accruals of service cost, interest cost, and return on plan assets) and (b) contributions to a funded plan or benefit payments.

The components of the net periodic retirement pension costs recognized are as follows:

	Three-Months Ended December 31,
	United States		Other Countries		Total
	2022	2021	2022	2021	2022	2021
Service cost	$223	$389	$320	$621	$543	$1,010
Interest cost	1,824	1,320	750	426	2,574	1,746
Expected return on plan assets	(2,074)	(2,713)	(551)	(645)	(2,625)	(3,358)
Amortization of:
Net actuarial loss (gain)	73	65	(148)	146	(75)	211
Prior service cost	174	245	5	6	179	251
Net periodic retirement pension (benefit) cost	$220	$(694)	$376	$554	$596	$(140)
Contributions paid	$—	$—	$562	$688	$562	$688

The components of net periodic retirement pension costs other than the service cost and interest cost components are included in the line item “Other (income) expense, net”, and the interest component is included in the line item “Interest expense” in the Condensed Consolidated Statements of Earnings.

The components of the net periodic other postretirement benefit costs recognized are as follows:

	Three-Months Ended December 31,
	2022	2021
Service cost	$—	$—
Interest cost	226	144
Amortization of:
Net actuarial gain	(124)	(24)
Prior service cost	—	—
Net periodic other postretirement cost	$102	$120
Contributions paid	$441	$471

The components of net periodic other postretirement benefit costs other than the service cost and interest cost components are included in the line item “Other (income) expense, net”, and the interest cost component is included in the line item “Interest expense” in the Condensed Consolidated Statements of Earnings.

The amount of cash contributions made to these plans in any year is dependent upon a number of factors, including minimum funding requirements in the jurisdictions in which Woodward operates and arrangements made with trustees of certain foreign plans. As a result, the actual funding in fiscal year 2023 may differ from the current estimate. Woodward estimates its remaining cash contributions in fiscal year 2023 will be as follows:

Retirement pension benefits:
United States	$—
United Kingdom	768
Japan	—
Germany	838
Other postretirement benefits	2,375

Note 21. Stockholders’ equity

Stock repurchase program

In November 2019, the Woodward board of directors (the “Board”) had authorized a program for the repurchase of up to $500,000 of Woodward’s outstanding shares of common stock on the open market or in privately negotiated transactions over a three-year period that was scheduled to expire in November 2022 (the “2019 Authorization”). During the first three months of fiscal year 2022, Woodward repurchased 233 shares of its common stock for $26,742 under the 2019 Authorization.

In January 2022, the Board terminated the 2019 Authorization and concurrently authorized a new program for the repurchase of up to $800,000 of Woodward’s outstanding shares of common stock on the open market or in privately negotiated transactions over a two-year period ending in January 2024 (the “2022 Authorization”). During the first three months of fiscal year 2023, Woodward repurchased 274 shares of its common stock for $26,369 under the 2022 Authorization.

Stock-based compensation

Provisions governing outstanding stock option awards are included in the 2017 Omnibus Incentive Plan, as amended from time to time (the “2017 Plan”) and the 2006 Omnibus Incentive Plan (the “2006 Plan”), as applicable.

The 2017 Plan was first approved by Woodward’s stockholders in January 2017 and is the successor plan to the 2006 Plan. As of September 14, 2016, the effective date of the 2017 Plan, the Board delegated authority to administer the 2017 Plan to the Compensation Committee of the Board, including, but not limited to, the power to determine the recipients of awards and the terms of those awards. On January 26, 2022 and January 25, 2023, Woodward’s stockholders approved an additional 800 and 500 shares, respectively, of Woodward’s common stock to be made available for future grants. Under the 2017 Plan, there were approximately 2,197 shares of Woodward’s common stock available for future grants as of December 31, 2022 and 2,938 shares as of September 30, 2022.

Stock options

Woodward believes that stock options align the interests of its employees and directors with the interests of its stockholders. Stock option awards are granted with an exercise price equal to the market price of Woodward’s stock at the date the grants are awarded, a ten-year term, and generally have a four-year vesting schedule at a rate of 25% per year.

The fair value of options granted is estimated as of the grant date using the Black-Scholes-Merton option-valuation model. Woodward calculates the expected term, which represents the average period of time that stock options granted are expected to be outstanding, based upon historical experience of plan participants. Expected volatility is based on historical volatility using daily stock price observations. The estimated dividend yield is based upon Woodward’s historical dividend practice and the market value of its common stock. The risk-free rate is based on the U.S. treasury yield curve, for periods within the contractual life of the stock option, at the time of grant.

The following is a summary of the activity for stock option awards:

	Three-Months Ended December 31, 2022
	Number of options	Weighted-Average Exercise Price per Share
Beginning balance	5,339	$74.40
Granted	518	83.62
Exercised	(19)	55.47
Forfeited	(2)	97.33
Ending balance	5,836	$75.27

Changes in non-vested stock options were as follows:

	Three-Months Ended December 31, 2022
	Number of options	Weighted-Average Grant Date Fair Value per Share
Beginning balance	1,812	$30.03
Granted	518	33.62
Exercised	(578)	29.69
Forfeited	(1)	36.78
Ending balance	1,751	$30.98

Information about stock options that have vested, or are expected to vest, and are exercisable at December 31, 2022 was as follows:

	Number of options	Weighted-Average Exercise Price	Weighted-Average Remaining Life in Years	Aggregate Intrinsic Value
Options outstanding	5,836	$75.27	5.8	$139,216
Options vested and exercisable	4,085	69.71	4.6	115,759
Options vested and expected to vest	5,749	75.04	5.7	138,324

Restricted stock

During the three-months ended December 31, 2022, Woodward granted 44 restricted stock units (the "RSUs") under its form attraction and retention RSU agreement, which is generally used for new hires and specific retention purposes. The RSUs granted under this program during the three months ended December 31, 2022, have a weighted-average exercise price of $96.30 per unit and are generally scheduled to vest on the third or fourth anniversary of the respective grant dates, subject to continued employment. Also, during the three months ended December 31, 2022, Woodward granted 68 RSUs under its form restricted stock unit agreement, which is generally used for annual grants and promotional awards. The RSUs granted under this program during the three months ended December 31, 2022, have a weighted-average exercise price of $83.64 per unit and are generally scheduled to fully vest on the fourth anniversary of the respective grant dates, subject to continued employment.

Stock-based compensation expense

Woodward recognizes stock-based compensation expense on a straight-line basis over the requisite service period. Pursuant to form stock option agreements and form RSU agreements used by the Company, with terms approved by the administrator of the applicable plan, the requisite service period can be less than the four-year vesting period based on grantee’s retirement eligibility. As such, the recognition of stock-based compensation expense associated with some stock option grants and RSU grants can be accelerated to a period of less than four years, including immediate recognition of stock-based compensation expense on the date of grant.

At December 31, 2022, there was approximately $30,601 of total unrecognized compensation expense related to non-vested stock-based compensation arrangements, including both stock options and RSUs. The pre-vesting forfeiture rates for purposes of determining stock-based compensation expense recognized were estimated to be 0% for members of the Board and 7.3% for all others. The remaining unrecognized compensation cost is expected to be recognized over a weighted-average period of approximately 2.1 years.

Note 22. Commitments and contingencies

Woodward is currently involved in claims, pending or threatened litigation or other legal proceedings, investigations and/or regulatory proceedings arising in the normal course of business, including, among others, those relating to product liability claims, employment matters, worker’s compensation claims, contractual disputes, product warranty claims, and alleged violations of various laws and regulations. Woodward accrues for known individual matters using estimates of the most likely amount of loss where it believes that it is probable the matter will result in a loss when ultimately resolved and such loss is reasonably estimable. Legal costs are expensed as incurred and are classified in “Selling, general and administrative expenses” on the Condensed Consolidated Statements of Earnings.

Woodward is partially self-insured in the United States for healthcare and worker’s compensation up to predetermined amounts, above which third party insurance applies. Management regularly reviews the probable outcome of related claims and proceedings, the expenses expected to be incurred, the availability and limits of the insurance coverage, and the established accruals for liabilities.

While the outcome of pending claims, legal and regulatory proceedings, and investigations cannot be predicted with certainty, management believes that any liabilities that may result from these claims, proceedings, and investigations will not have a material effect on Woodward’s liquidity, financial condition, or results of operations.

Under the Company’s severance and change in control agreements with its current corporate officers (the “Amended and Restated Executive Separation and Change in Control Agreements”), Woodward would be required to pay termination benefits to such officers if such officer’s employment is terminated without Cause (as defined therein). The amount of such benefits would vary depending on whether such termination occurs within a specified period prior to or after a change of control.

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

A summary of consolidated net sales and earnings by segment follows:

	Three-Months Ended December 31,
	2022	2021
Segment external net sales:
Aerospace	$395,685	$336,435
Industrial	222,934	205,151
Total consolidated net sales	$618,619	$541,586
Segment earnings:
Aerospace	$55,434	$51,083
Industrial	11,402	23,693
Nonsegment expenses	(24,311)	(29,365)
Interest expense, net	(10,776)	(7,665)
Consolidated earnings before income taxes	$31,749	$37,746

Segment assets consist of accounts receivable, inventories, property, plant, and equipment, net, goodwill, and other intangibles, net. A summary of consolidated total assets by segment follows:

	December 31, 2022	September 30, 2022
Segment assets:
Aerospace	$1,783,466	$1,773,854
Industrial	1,466,976	1,380,446
Unallocated corporate property, plant and equipment, net	119,690	111,760
Other unallocated assets	524,676	540,386
Consolidated total assets	$3,894,808	$3,806,446

Note 24. Subsequent events

On January 25, 2023, the Board approved a cash dividend of $0.22 per share for the quarter, payable on March 7, 2023, for stockholders of record as of February 21, 2023.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

This Quarterly Report on Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements regarding future events and our future results within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact are statements that are deemed forward-looking statements. These statements are based on current expectations, estimates, forecasts, and projections about the industries in which we operate and the beliefs and assumptions of management. Words such as “anticipate,” “believe,” “estimate,” “seek,” “goal,” “expect,” “forecast,” “intend,” “continue,” “outlook,” “plan,” “project,” “target,” “strive,” “can,” “could,” “may,” “should,” “will,” “would,” variations of such words, and similar expressions are intended to identify such forward-looking statements. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, and other characteristics of future events or circumstances are forward-looking statements. Forward-looking statements may include, among others, statements relating to:

•
the impacts on our business relating to the ongoing global supply chain and labor disruptions, rising labor costs, and material inflation;
•
the effect of economic trends, including rising inflation and global supply chain and labor pressures;
•
the effect of geopolitical events, including the Russia-Ukraine conflict on our business and the markets in which we operate;
•
future sales, earnings, cash flow, uses of cash, and other measures of financial performance, including our ability to accurately forecast such performance;
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

These forward-looking statements are only predictions and are subject to risks, uncertainties and assumptions that are difficult to predict. Factors that could cause actual results and the timing of certain events to differ materially from the forward-looking statements include, but are not limited to risk factors described in Woodward's filings with the Securities and Exchange Commission, including its Annual Report on Form 10-K for the year ended September 30, 2022, which was filed on November 18, 2022, and other risks described in Woodward’s filings with the Securities and Exchange Commission.

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

OVERVIEW

Global Business Conditions

We continue to monitor a variety of external issues impacting our business, including the ongoing global supply chain and labor disruptions, rising labor costs, and material inflation which together have led to a challenging industry-wide operating environment.

During the first three months of fiscal year 2023, we experienced strong demand across most of our end markets; however, our financial performance continued to be adversely affected by these issues as noted above. We are actively implementing strategies to mitigate our supply chain risk, reduce complexity, and improve operational performance to better position us for future success. We also continue to assess the environment and are taking appropriate price actions in response to rising costs. While we have achieved some price realization gains, the timing of many price increases may be delayed due to various pre‐existing contractual arrangements. We remain focused on operational excellence initiatives, talent development, and innovation to help drive the Company forward and create value for our stockholders. We are unable to predict the full extent to which these issues will continue to adversely impact our business, including our operational performance, results of operations, cash flows, financial position, and the achievement of our strategic objectives. Such uncertainty may affect our ability to accurately predict our future performance and forecast our financial results.

We may take further actions with respect to our business operations if we determine such actions are in the best interests of our stockholders, employees, customers, and other stakeholders as appropriate. It is not currently clear what the potential effects of any such actions may have on our business in future periods, including the effects on our customers, employees and prospects, or on our financial results.

The Russia-Ukraine Conflict

In February 2022, in response to the military conflict between Russia and Ukraine, the United States, other North Atlantic Treaty Organization (“NATO”) members, and certain non-member countries announced targeted economic sanctions on Russia and Russian enterprises. The continuation of the conflict may trigger additional economic and other sanctions enacted by the United States, other NATO member states, and other countries. Our sales in Russia during each of the first three months of fiscal years 2023 and 2022 were less than 1% of our total sales. While the impact of any additional bans, sanction programs, and boycotts is uncertain at the current time due to the fluid nature of the military conflict as it continues to unfold, the potential impacts of the conflict have included and could continue to include supply chain and logistics disruptions, volatility in foreign exchange rates and interest rates, inflationary pressures on raw materials and energy, heightened cybersecurity threats, and other impacts.

Operational Highlights

Quarter to Date Highlights

	Three-Months Ended December 31,
	2022	2021
Net sales:
Aerospace segment	$395,685	$336,435
Industrial segment	222,934	205,151
Consolidated net sales	$618,619	$541,586

Earnings:
Aerospace segment	$55,434	$51,083
Segment earnings as a percent of segment net sales	14.0%	15.2%
Industrial segment	$11,402	$23,693
Segment earnings as a percent of segment net sales	5.1%	11.5%
Consolidated net earnings	$29,606	$30,305
Adjusted net earnings	$29,606	$36,291

Effective tax rate	6.7%	19.7%
Adjusted effective tax rate	6.7%	20.6%
Consolidated diluted earnings per share	$0.49	$0.47
Consolidated adjusted diluted earnings per share	$0.49	$0.56

Earnings before interest and taxes ("EBIT")	$42,525	$45,411
Adjusted EBIT	$42,525	$53,393
Earnings before interest, taxes, depreciation, and amortization ("EBITDA")	$71,829	$76,132
Adjusted EBITDA	$71,829	$84,114

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

Liquidity Highlights

Net cash provided by operating activities for the first quarter of fiscal year 2023 was $5,402, compared to $39,290 for the first quarter of fiscal year 2022. The decrease in net cash provided by operating activities in the first quarter of fiscal year 2023 compared to the first quarter of the prior fiscal year is primarily attributable to inventory increases due to production delays caused by supply chain disruptions, increased capital expenditures, and timing of tax payments.

For the first quarter of fiscal year 2023, free cash flow was negative $18,988, compared to free cash flow of $26,167 for the first quarter of fiscal year 2022. We define free cash flow as net cash flow from operating activities less payments for property, plant and equipment. The decrease in free cash flow for the first quarter of fiscal year 2023 as compared to the same period of the prior fiscal year was primarily attributable to increases in inventory due to production delays caused by supply chain disruptions, higher payments for property, plant and equipment, and the timing of tax payments. Adjusted free cash flow, which we define as free cash flow, plus cash payments for costs related to business development activities and restructuring activities, was $27,442 for the first quarter of fiscal year 2022. No adjustments were made to free cash flow for the first quarter of fiscal year 2023. Free cash flow and adjusted free cash flow are non-U.S. GAAP financial measures. A description of these measures as well as a reconciliation of these non-U.S. GAAP financial measures to the most directly comparable U.S. GAAP financial measures can be found under the caption “Non-U.S. GAAP Financial Measures” in this Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations.

At December 31, 2022, we held $99,335 in cash and cash equivalents and had total outstanding debt of $834,420. We have additional borrowing availability of $881,663, net of outstanding letters of credit, under our revolving credit agreement. At December 31, 2022, we also had additional borrowing capacity of $27,483 under various foreign lines of credit and foreign overdraft facilities.

RESULTS OF OPERATIONS

The following table sets forth condensed consolidated statements of earnings data as a percentage of net sales for each period indicated:

	Three-Months Ended
	December 31, 2022	% of Net Sales	December 31, 2021	% of Net Sales
Net sales	$618,619	100%	$541,586	100%
Costs and expenses:
Cost of goods sold	492,663	79.6%	419,151	77.4%
Selling, general, and administrative expenses	63,187	10.2%	62,306	11.5%
Research and development costs	28,634	4.6%	25,392	4.7%
Interest expense	11,142	1.8%	8,306	1.5%
Interest income	(366)	(0.1)%	(641)	(0.1)%
Other (income) expense, net	(8,390)	(1.4)%	(10,674)	(2.0)%
Total costs and expenses	586,870	94.9%	503,840	93.0%
Earnings before income taxes	31,749	5.1%	37,746	7.0%
Income tax expense	2,143	0.3%	7,441	1.4%
Net earnings	$29,606	4.8%	$30,305	5.6%

Other select financial data:

	December 31,	September 30,
	2022	2022
Working capital	$726,341	$772,856
Total debt	834,420	777,416
Total stockholders' equity	1,939,435	1,901,122

Net Sales

Consolidated net sales for the first quarter of fiscal year 2023 increased by $77,033, or 14.2%, compared to the same period of fiscal year 2022.

Details of the changes in consolidated net sales are as follows:

Three-Month Period
Consolidated net sales for the period ended December 31, 2021	$541,586
Aerospace volume	36,980
Industrial volume	29,315
Noncash consideration	(474)
Effects of changes in price and sales mix	30,262
Effects of changes in foreign currency rates	(19,050)
Consolidated net sales for the period ended December 31, 2022	$618,619

The increase in consolidated net sales for the first quarter of fiscal year 2023 as compared to the same period of the prior fiscal year is primarily due to increases in sales volumes in both the Aerospace and Industrial segments, as well as the impact of price increases and a favorable product mix.

In the Aerospace segment, the increase in net sales for the first quarter of fiscal year 2023 as compared to the same period of the prior fiscal year is primarily attributable to an increase in commercial OEM and aftermarket sales driven by continued recovery in passenger traffic and increasing aircraft utilization, partially offset by lower defense OEM sales primarily driven by reduced demand for guided weapons. As of December 31, 2022, Aerospace segment net sales were negatively impacted by approximately $35,000 due to ongoing global supply chain and labor disruptions.

In the Industrial segment, the increase in net sales for the first quarter of fiscal year 2023 as compared to the same period of the prior fiscal year is primarily attributable to higher marine sales from the continued utilization of the in-service fleet and increased industrial turbomachinery sales supporting increasing demand for power generation and process industries, partially offset by unfavorable foreign currency impacts. As of December 31, 2022, Industrial segment net sales were negatively impacted by approximately $60,000 due to ongoing global supply chain and labor disruptions.

Costs and Expenses

Cost of goods sold increased by $73,512 to $492,663, or 79.6% of net sales, for the first quarter of fiscal year 2023, from $419,151, or 77.4% of net sales, for the first quarter of fiscal year 2022. The increase in cost of goods sold as a percentage of net sales in the first quarter of fiscal year 2023 compared to the same period of the prior fiscal year was primarily due to net inflationary impacts on material and labor costs, as well as increases in manufacturing costs related to global supply chain and labor disruptions.

Gross margin (as measured by net sales less cost of goods sold, divided by net sales) was 20.4% for the first quarter of fiscal year 2023, compared to 22.6% for the first quarter of fiscal year 2022. The decrease in gross margin for the first quarter of fiscal year 2023 as compared to the same period of the prior fiscal year is primarily attributable to net inflationary impacts on material and labor costs, as well as increases in manufacturing costs related to global supply chain and labor disruptions.

Selling, general and administrative expenses increased by $881, or 1.4%, to $63,187 for the first quarter of fiscal year 2023, compared to $62,306 for the first quarter of fiscal year 2022. Selling, general, and administrative expenses as a percentage of net sales decreased to 10.2% for the first quarter of fiscal year 2023, compared to 11.5% for the first quarter of fiscal year 2022. The increase in selling, general and administrative expenses for the first quarter of fiscal year 2023 as compared to the same period of the prior fiscal year is primarily due to certain increased expenses relating to inflation and increased headcount.

Research and development costs increased by $3,242, or 12.8%, to $28,634 for the first quarter of fiscal year 2023, as compared to $25,392 for the first quarter of fiscal year 2022. As a percentage of net sales, research and development costs decreased to 4.6% for the first quarter of fiscal year 2023, as compared to 4.7% for the same period of the prior fiscal year. The increase in research and development costs for the first quarter of fiscal year 2023 as compared to the same period of the prior fiscal year is primarily due to variability in the timing of projects and expenses. Our research and development activities extend across almost all of our customer base, and we anticipate ongoing variability in research and development due to the timing of customer business needs on current and future programs.

Interest expense increased by $2,836, or 34.1%, to $11,142 for the first quarter of fiscal year 2023, compared to $8,306 for the first quarter of fiscal year 2022. Interest expense as a percentage of net sales was 1.8% for the first quarter of fiscal year 2023, compared to 1.5% for the first quarter of fiscal year 2022. The increase in interest expense for the first quarter of fiscal year 2023 as compared to the same period of the prior fiscal year is primarily attributable to increased borrowings on the revolving credit facility that occurred during the first quarter of fiscal 2023.

Other income decreased by $2,284 to $8,390 for the first quarter of fiscal year 2023, compared to $10,674 for the first quarter of fiscal year 2022. The decrease in other income for the first quarter of fiscal year 2023 as compared to the same period of the prior fiscal year is primarily attributable to a gain on the sale of assets and businesses in the first quarter of fiscal year 2022 that did not occur during the first quarter of fiscal year 2023.

Income taxes were provided at an effective rate on earnings before income taxes of 6.7% for the first quarter of fiscal year 2023 and 19.7% for the first quarter of fiscal year 2022.

The decrease in the effective tax rate for the three-months ended December 31, 2022 compared to the three-months ended December 31, 2021, is primarily attributable the release of uncertain tax positions, an increase to the Foreign Derived Intangible Income benefit, and an increase in various state income tax credits in the current quarter when compared to the first quarter of fiscal year 2022.

Segment Results

The following table presents sales by segment:

	Three-Months Ended December 31,
	2022		2021
Net sales:
Aerospace	$395,685	64.0%	$336,435	62.1%
Industrial	222,934	36.0%	205,151	37.9%
Consolidated net sales	$618,619	100%	$541,586	100%

The following table presents earnings by segment and reconciles segment earnings to consolidated net earnings:

	Three-Months Ended December 31,
	2022	2021
Aerospace	$55,434	$51,083
Industrial	11,402	23,693
Nonsegment expenses	(24,311)	(29,365)
Interest expense, net	(10,776)	(7,665)
Consolidated earnings before income taxes	31,749	37,746
Income tax expense	(2,143)	(7,441)
Consolidated net earnings	$29,606	$30,305

The following table presents segment earnings as a percent of segment net sales:

	Three-Months Ended December 31,
	2022	2021
Aerospace	14.0%	15.2%
Industrial	5.1%	11.5%

Aerospace

Aerospace segment net sales increased by $59,250, or 17.6%, to $395,685 for the first quarter of fiscal year 2023, compared to $336,435 for the first quarter of fiscal year 2022. The increase in segment net sales in the first quarter of fiscal year 2023 as compared to the same period of the prior fiscal year is primarily due to higher commercial OEM and aftermarket sales, partially offset by the reduced demand for guided weapons. Sales for the first quarter of fiscal year 2023 were also negatively impacted by supply chain disruptions and inefficiencies related to training new members.

Defense OEM sales decreased in the first quarter of fiscal year 2023 as compared to the same period of the prior fiscal year, primarily driven by the reduced demand for guided weapons. Our defense aftermarket sales remained consistent with the same period of the prior fiscal year, primarily driven by global supply chain and labor disruptions. However, with the exception of guided weapons, both defense OEM and aftermarket demand remained stable at elevated levels.

As of the first quarter of fiscal year 2023, Aerospace segment net sales were negatively impacted by approximately $35,000 due to global supply chain and labor disruptions.

Aerospace segment earnings increased by $4,351, or 8.5%, to $55,434 for the first quarter of fiscal year 2023, compared to $51,083 for the first quarter of fiscal year 2022.

The increase in Aerospace segment earnings for the first quarter of fiscal year 2023 as compared to the same period of the prior fiscal year was due to the following:

Three-Month Period
Earnings for the period ended December 31, 2021	$51,083
Sales volume	16,681
Price, inflation and productivity	6,640
Manufacturing costs related to hiring and training	(5,818)
Annual variable incentive compensation costs	(7,666)
Other, net	(5,486)
Earnings for the period ended December 31, 2022	$55,434

The increase in Aerospace segment earnings in the first quarter of fiscal year 2023 as compared to the same period of the prior fiscal year was primarily due to price realization and higher commercial OEM and aftermarket sales, partially offset by net inflationary impacts on material and labor costs, increases in manufacturing costs related to supply chain disruptions, inefficiencies related to training new members, and the return of annual incentive compensation costs. Aerospace segment earnings as a percentage of segment net sales were 14.0% for the first quarter of fiscal year 2023, compared to 15.2% for the first quarter of fiscal year 2022.

Industrial

Industrial segment net sales increased by $17,783, or 8.7%, to $222,934 for the first quarter of fiscal year 2023, compared to $205,151 for the first quarter of fiscal year 2022. The increase in Industrial segment net sales in the first quarter of fiscal year 2023 as compared to the same period of the prior fiscal year was primarily due to higher marine sales from continued utilization of the in-service fleet and increased industrial turbomachinery sales supporting higher demand for power generation and process industries, partially offset by unfavorable foreign currency impacts of $16,666 in the first quarter of fiscal 2023.

As of the first quarter of fiscal year 2023, Industrial segment net sales were negatively impacted by approximately $60,000 due to global supply chain and labor disruptions.

Industrial segment earnings decreased by $12,291, or 51.9%, to $11,402 for the first quarter of fiscal year 2023, compared to $23,693 for the first quarter of fiscal year 2022.

The decrease in Industrial segment earnings for the first quarter of fiscal year 2023 compared to the same periods of the prior fiscal year was due to the following:

Three-Month Period
Earnings for the period ended December 31, 2021	$23,693
Sales volume	12,635
Price, inflation and productivity	(7,088)
Manufacturing costs related to hiring and training	(4,600)
Effects of changes in foreign currency rates	(4,593)
Annual variable incentive compensation costs	(3,964)
Other, net	(4,681)
Earnings for the period ended December 31, 2022	$11,402

The decrease in Industrial segment earnings in the first quarter of fiscal year 2023 was primarily due to net inflationary impacts on material and labor costs, as well as increases in manufacturing costs related to supply chain disruptions and inefficiencies related to training new members, partially offset by higher sales volume and price realization. Industrial segment earnings as a percentage of segment net sales were 5.1% for the first quarter, compared to 11.5% for the first quarter of fiscal year 2022.

Nonsegment

Nonsegment expenses decreased by $5,054 to $24,311 for the first quarter of fiscal year 2023, compared to $29,365 for the first quarter of fiscal year 2022. The decrease in nonsegment expenses for the first quarter of fiscal year 2023 as compared to the first quarter of fiscal year 2022 was primarily due to a non‐recurring matter unrelated to the ongoing operations of the business and certain business development activities, each of which did not occur in the current fiscal year.

LIQUIDITY AND CAPITAL RESOURCES

Historically, we have satisfied our working capital needs, as well as capital expenditures, product development, and other liquidity requirements associated with our operations, with cash flow provided by operating activities and borrowings under our credit facilities. From time to time, we have also issued debt to supplement our cash needs, repay our other indebtedness, or finance our acquisitions. We continue to expect that cash generated from our operating activities, together with borrowings under our revolving credit facility and other borrowing capacity, will be sufficient to fund our continuing operating needs for the foreseeable future.

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

At December 31, 2022, we had total outstanding debt of $834,420 consisting of various series of unsecured notes due between 2023 and 2033 and obligations under our finance leases.

At December 31, 2022, we had $109,300 outstanding on our revolving credit facility, all of which is classified as short-term borrowings based on our intent and ability to repay this amount in the next twelve months. Revolving credit facility and short-term borrowing activity during the three-months ended December 31, 2022 were as follows:

Maximum daily balance during the period	$260,400
Average daily balance during the period	$208,307
Weighted average interest rate on average daily balance	4.95%

At December 31, 2022, we had additional borrowing availability of $881,663 under our revolving credit facility, net of outstanding letters of credit, and additional borrowing availability of $27,483 under various foreign credit facilities.

To our knowledge, we were in compliance with all our debt covenants as of December 31, 2022. See Note 15, Credit facilities, short-term borrowings and long-term debt in the Notes to the Consolidated Financial Statements included in Part II, Item 8 of our most recently filed Form 10-K, for more information about our covenants.

In addition to utilizing our cash resources to fund the working capital needs of our business, we evaluate additional strategic uses of our funds, including the repurchase of our common stock, payment of dividends, significant capital expenditures, consideration of strategic acquisitions, and other potential uses of cash.

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

In November 2019, the Board had authorized a program for the repurchase of up to $500,000 of Woodward’s outstanding shares of common stock on the open market or in privately negotiated transactions over a three-year period that was scheduled to expire in November 2022 (the “2019 Authorization”). During the first three months of fiscal year 2022, we repurchased 233 shares of our common stock for $26,742 under the 2019 Authorization.

In January 2022, the Board terminated the 2019 Authorization and concurrently authorized a program for the repurchase of up to $800,000 of Woodward’s outstanding shares of common stock on the open market or in privately negotiated transactions over a two-year period ending in January 2024 (the “2022 Authorization”). During the first three months of fiscal year 2023, we repurchased 274 shares of our common stock for $26,369 under the 2022 Authorization.

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

Cash Flows

	Three-Months Ended December 31,
	2022	2021
Net cash provided by operating activities	$5,402	$39,290
Net cash (used in) investing activities	(23,475)	(13,115)
Net cash provided by (used in) financing activities	5,877	(46,688)
Effect of exchange rate changes on cash and cash equivalents	3,687	(967)
Net change in cash and cash equivalents	(8,509)	(21,480)
Cash and cash equivalents, including restricted cash, at beginning of year	107,844	448,462
Cash and cash equivalents, including restricted cash, at end of period	$99,335	$426,982

Net cash flows provided by operating activities for the first three months of fiscal year 2023 was $5,402, compared to $39,290 for the same period of fiscal year 2022. The decrease in net cash provided by operating activities in the first three months of fiscal year 2023 as compared to the first three months of the prior fiscal year is primarily attributable to inventory increases due to production delays caused by supply chain disruptions and timing of tax payments.

Net cash flows used in investing activities for the first three months of fiscal year 2023 was $23,475, compared to $13,115 for the same period of fiscal year 2022. The increase in cash flows used in investing activities in the first three months of fiscal year 2023 as compared to the first three months of the prior fiscal year is primarily due to increased payments for property, plant and equipment.

Net cash flows provided by financing activities for the first three months of fiscal year 2023 was $5,877, compared to net cash flows used in financing activities of $46,688 for the same period of fiscal year 2022. The increase in net cash flows provided by financing activities in the first three months of fiscal year 2023 as compared to the first three months of the prior fiscal year is primarily attributable to the change in net debt borrowings, partially offset by a decrease in repurchases of common stock. During the first three months of fiscal year 2023, we had net debt borrowings in the amount of $42,402, while we had net debt payments of $381 in the first three months of fiscal year 2022. During the first three months of fiscal year 2023, we made $26,369 of cash repurchases of common stock, as compared to $39,258 of cash repurchases of common stock during the first three months of fiscal year 2022.

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

Earnings based non‐U.S. GAAP financial measures

Adjusted net earnings is defined by the Company as net earnings excluding, as applicable, (i) a charge in connection with a non-recurring matter unrelated to the ongoing operations of the business, and (ii) costs related to business development activities. The Company believes that these excluded items are short‐term in nature, not directly related to the ongoing operations of the business, and therefore, the exclusion of them illustrates more clearly how the underlying business of Woodward is performing. Management uses adjusted net earnings to evaluate the Company’s performance excluding these infrequent or unusual period expenses that are not necessarily indicative of the Company’s operating performance for the period. Management defines adjusted earnings per share as adjusted net earnings, as defined above, divided by the weighted‐average number of diluted shares of common stock outstanding for the period. Management uses both adjusted net earnings and adjusted earnings per share when comparing operating performance to other periods which may not have similar, infrequent or unusual charges.

The reconciliation of net earnings and earnings per share to adjusted net earnings and adjusted earnings per share, respectively, is shown in the tables below:

	Three-Months Ended December 31,
	2022		2021
	Net Earnings	Earnings Per Share	Net Earnings	Earnings Per Share
Net earnings (U.S. GAAP)	$29,606	$0.49	$30,305	$0.47
Non-U.S. GAAP adjustments:
Non-recurring matter unrelated to the ongoing operations of the business, net of tax	—	—	3,750	0.06
Business development activities, net of tax	—	—	2,236	0.03
Non-U.S. GAAP adjustments	—	—	5,986	0.09
Adjusted net earnings (Non-U.S. GAAP)	$29,606	$0.49	$36,291	$0.56

Management uses EBIT to evaluate Woodward’s performance without financing and tax related considerations, as these elements do not fluctuate with operating results. Management uses EBITDA in evaluating Woodward’s operating performance, making business decisions, including developing budgets, managing expenditures, forecasting future periods, and evaluating capital structure impacts of various strategic scenarios. Securities analysts, investors, and others frequently use EBIT and EBITDA in their evaluation of companies, particularly those with significant property, plant, and equipment, and intangible assets subject to amortization. The Company believes that EBIT and EBITDA are useful measures to the investor when measuring operating performance as they eliminate the impact of financing and tax expenses, which are non-operating expenses and may be driven by factors outside of the Company’s operations, such as changes in tax laws or regulations, and, in the case of EBITDA, the noncash charges associated with depreciation and amortization. Further, as interest from financing, income taxes, depreciation, and amortization can vary dramatically between companies and between periods, management believes that the removal of these items can improve comparability.

Adjusted EBIT and adjusted EBITDA represent further non-U.S. GAAP adjustments to EBIT and EBITDA, in each case adjusted to exclude, as applicable (i) a charge in connection with a non-recurring matter unrelated to the ongoing operations of the business, and (ii) costs related to business development activities. As these charges are infrequent or unusual items that can be variable from period to period and do not fluctuate with operating results, management believes removing these gains and charges from EBIT and EBITDA improves comparability of past, present, and future operating results and provides consistency when comparing EBIT and EBITDA between periods.

EBIT and adjusted EBIT reconciled to net earnings were as follows:

	Three-Months Ended December 31,
	2022	2021
Net earnings (U.S. GAAP)	$29,606	$30,305
Income tax expense	2,143	7,441
Interest expense	11,142	8,306
Interest income	(366)	(641)
EBIT (Non-U.S. GAAP)	42,525	45,411
Non-U.S. GAAP adjustments:
Non-recurring matter unrelated to the ongoing operations of the business	—	5,000
Business development activities	—	2,982
Total non-U.S. GAAP adjustments	—	7,982
Adjusted EBIT (Non-U.S. GAAP)	$42,525	$53,393

EBITDA and adjusted EBITDA reconciled to net earnings were as follows:

	Three-Months Ended December 31,
	2022	2021
Net earnings (U.S. GAAP)	$29,606	$30,305
Income tax expense	2,143	7,441
Interest expense	11,142	8,306
Interest income	(366)	(641)
Amortization of intangible assets	9,178	9,688
Depreciation expense	20,126	21,033
EBITDA (Non-U.S. GAAP)	71,829	76,132
Non-U.S. GAAP adjustments:
Non-recurring matter unrelated to the ongoing operations of the business	—	5,000
Business development activities	—	2,982
Total non-U.S. GAAP adjustments	—	7,982
Adjusted EBITDA (Non-U.S. GAAP)	$71,829	$84,114

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

Cash flow‐based non‐U.S. GAAP financial measures

Management uses free cash flow, which is defined by the Company as net cash flows provided by operating activities less payments for property, plant, and equipment, in reviewing the financial performance of and cash generation by Woodward’s various business groups and evaluating cash levels. We believe free cash flow is a useful measure for investors because it portrays our ability to grow organically and generate cash from our businesses for purposes such as paying interest on our indebtedness, repaying maturing debt, funding business acquisitions, investing in research and development, purchasing our common stock, and paying dividends. In addition, securities analysts, investors, and others frequently use free cash flow in their evaluation of companies. Adjusted free cash flow represents a further non-U.S. GAAP adjustment to free cash flow to exclude the effect of cash paid for business development activities and cash paid for restructuring activities. Management believes that excluding these infrequent or unusual items from free cash flow better portrays our ability to generate cash, as such items are not indicative of the Company’s operating performance for the period.

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

Free cash flow and adjusted free cash flow reconciled to net cash provided by operating activities were as follows:

	Three-Months Ended December 31,
	2022	2021
Net cash provided by operating activities (U.S. GAAP)	$5,402	$39,290
Payments for property, plant and equipment	(24,390)	(13,123)
Free cash flow (Non-U.S. GAAP)	$(18,988)	$26,167
Cash paid for business development activities	—	770
Cash paid for restructuring charges	—	505
Adjusted free cash flow (Non-U.S. GAAP)	$(18,988)	$27,442

CRITICAL ACCOUNTING ESTIMATES

The preparation of financial statements and related disclosures in conformity with U.S. GAAP requires us to make judgments, assumptions, and estimates that affect the amounts reported in the Condensed Consolidated Financial Statements and accompanying notes. Note 1, Operations and summary of significant accounting policies in the Notes to the Consolidated Financial Statements included in Part II, Item 8 of our most recently filed Form 10-K, describes the significant accounting policies and methods used in the preparation of the Consolidated Financial Statements. Our critical accounting estimates, identified in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7 of our most recently filed Form 10-K, include the discussion of estimates used for revenue recognition, inventory valuation, reviews for impairment of goodwill and other indefinitely lived intangible assets, and our provision for income taxes. Such accounting estimates require significant judgments and assumptions to be used in the preparation of the Condensed Consolidated Financial Statements included in this Form 10-Q, and actual results could differ materially from the amounts reported.

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

Chip P. Blankenship, Jr. and Mark D. Hartman evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15 under the Securities Exchange Act of 1934, as amended, or the Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on their evaluations, they concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2022.

There have not been any changes in our internal controls over financial reporting during the quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

Woodward is currently involved in claims, pending or threatened litigation or other legal proceedings, investigations, and/or regulatory proceedings arising in the normal course of business, including, among others, those relating to product liability claims, employment matters, worker’s compensation claims, contractual disputes, product warranty claims, and alleged violations of various laws and regulations. Woodward accrues for known individual matters using estimates of the most likely amount of loss where it believes that it is probable the matter will result in a loss when ultimately resolved and such loss is reasonably estimable.

While the outcome of pending claims, legal and regulatory proceedings, and investigations cannot be predicted with certainty, management believes that any liabilities that may result from these claims, proceedings, and investigations will not have a material effect on Woodward's liquidity, financial condition, or results of operations.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities (In thousands, except for shares and per share amounts)	Total Number of Shares Purchased	Weighted Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares that may yet be Purchased under the Plans or Programs at Period End (1)
October 1, 2022 through October 31, 2022 (2)	436	$91.70	—	$353,959
November 1, 2022 through November 30, 2022 (2)	159,423	96.48	159,138	338,606
December 1, 2022 through December 31, 2022 (2)	114,776	96.00	114,748	327,590

(1)
In January 2022, the Board terminated the 2019 Authorization and concurrently authorized a program for the repurchase of up to $800,000 of Woodward’s outstanding shares of common stock on the open market or in privately negotiated transactions over a two-year period ending in January 2024 (the “2022 Authorization”).
(2)
Under a trust established for the purposes of administering the Woodward Executive Benefit Plan, 436 shares of common stock were acquired in October 2022, 10 shares of common stock were acquired in November 2022, and 28 shares of common stock were acquired in December 2022 on the open market related to the deferral of compensation by certain eligible members of Woodward’s management who irrevocably elected to invest some or all of their deferred compensation in Woodward common stock. In addition, 274 shares of common stock were acquired in November 2022 on the open market related to the reinvestment of dividends for shares of treasury stock held for deferred compensation. Shares owned by the trust, which is a separate legal entity, are included in "Treasury stock held for deferred compensation" in the Condensed Consolidated Balance Sheets.

Item 6. Exhibits

Exhibits filed as part of this Report are listed in the Exhibit Index.

WOODWARD, INC.

EXHIBIT INDEX

	Exhibit Number	Description
*	31.1	Rule 13a-14(a)/15d-14(a) certification of Charles P. Blankenship, Jr.
*	31.2	Rule 13a-14(a)/15d-14(a) certification of Mark D. Hartman
*	32.1	Section 1350 certifications
*	101

The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2022, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Earnings, (iii) Condensed Consolidated Statements of Comprehensive Earnings, (iv) Condensed Consolidated Statements of Cash Flows, (v) Condensed Consolidated Statements of Stockholders’ Equity, and (vi) Notes to Condensed Consolidated Financial Statements.

*	104	Cover page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed as an exhibit to this Report

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WOODWARD, INC.
Date: February 3, 2023	/s/ Charles P. Blankenship, Jr.
Charles P. Blankenship, Jr.
Chairman of the Board, Chief Executive Officer, and President (on behalf of the registrant and as the registrant’s Principal Executive Officer)

Date: February 3, 2023	/s/ Mark D. Hartman
Mark D. Hartman
Chief Financial Officer (on behalf of the registrant and as the registrant’s Principal Financial and Accounting Officer)