Form 10-Q
period 2023-03-31
Woodward, Inc.
filed 2023-05-05
CIK 108312

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Yes ☐ No ☒

As of May 3, 2023, 60,035,492 shares of the registrant’s common stock with a par value of $0.001455 per share were outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

WOODWARD, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(In thousands, except per share amounts)

(Unaudited)

	Three-Months Ended		Six-Months Ended
	March 31,		March 31,
	2023	2022	2023	2022
Net sales	$718,214	$586,839	$1,336,833	$1,128,425
Costs and expenses:
Cost of goods sold	559,149	453,425	1,051,812	872,576
Selling, general and administrative expenses	75,578	44,124	138,765	106,430
Research and development costs	37,777	32,384	66,411	57,776
Restructuring charges	5,172	—	5,172	—
Interest expense	12,845	8,197	23,987	16,503
Interest income	(508)	(500)	(874)	(1,141)
Other (income) expense, net	(12,040)	(4,887)	(20,430)	(15,561)
Total costs and expenses	677,973	532,743	1,264,843	1,036,583
Earnings before income taxes	40,241	54,096	71,990	91,842
Income tax expense	4,730	6,190	6,873	13,631
Net earnings	$35,511	$47,906	$65,117	$78,211

Earnings per share:
Basic earnings per share	$0.59	$0.77	$1.09	$1.24
Diluted earnings per share	$0.58	$0.74	$1.07	$1.21

Weighted Average Common Shares Outstanding:
Basic	59,807	62,550	59,736	62,825
Diluted	61,227	64,618	61,083	64,863

See accompanying Notes to Condensed Consolidated Financial Statements

WOODWARD, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS

(In thousands)

(Unaudited)

	Three-Months Ended		Six-Months Ended
	March 31,		March 31,
	2023	2022	2023	2022
Net earnings	$35,511	$47,906	$65,117	$78,211

Other comprehensive earnings:
Foreign currency translation adjustments	8,495	(4,621)	38,722	(7,059)
Net (loss) gain on foreign currency transactions designated as hedges of net investments in foreign subsidiaries	(807)	673	(4,432)	1,744
Taxes on changes in foreign currency translation adjustments	928	(463)	2,272	(1,449)
Foreign currency translation and transactions adjustments, net of tax	8,616	(4,411)	36,562	(6,764)

Unrealized (loss) gain on fair value adjustment of derivative instruments	(2,096)	12,411	(34,684)	24,780
Reclassification of net realized loss (gain) on derivatives to earnings	7,620	(6,256)	45,806	(16,331)
Taxes on changes in derivative transactions	(221)	(215)	(334)	(295)
Derivative adjustments, net of tax	5,303	5,940	10,788	8,154

Amortization of pension and other postretirement plan:
Net prior service cost	181	251	360	502
Net (gain) loss	(204)	187	(403)	374
Foreign currency exchange rate changes on pension and other postretirement benefit plan liabilities	70	592	511	622
Taxes on changes in pension and other postretirement benefit plan liability adjustments, net of foreign currency exchange rate changes	48	(292)	127	(406)
Pension and other postretirement benefit plan adjustments, net of tax	95	738	595	1,092
Total comprehensive earnings	$49,525	$50,173	$113,062	$80,693

See accompanying Notes to Condensed Consolidated Financial Statements

WOODWARD, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

(Unaudited)

	March 31,	September 30,
	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$129,427	$107,844
Accounts receivable, less allowance for uncollectible amounts of $9,949 and $3,922, respectively	663,419	609,964
Inventories	567,784	514,287
Income taxes receivable	33,287	5,179
Other current assets	76,770	74,695
Total current assets	1,470,687	1,311,969
Property, plant and equipment, net	919,672	910,472
Goodwill	799,147	772,559
Intangible assets, net	483,884	460,580
Deferred income tax assets	25,052	23,447
Other assets	313,091	327,419
Total assets	$4,011,533	$3,806,446
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Short-term debt	$130,500	$66,800
Current portion of long-term debt	75,978	856
Accounts payable	220,386	230,519
Income taxes payable	33,692	34,655
Accrued liabilities	206,388	206,283
Total current liabilities	666,944	539,113
Long-term debt, less current portion	652,119	709,760
Deferred income tax liabilities	138,863	127,195
Other liabilities	541,553	529,256
Total liabilities	1,999,479	1,905,324
Commitments and contingencies (Note 22)
Stockholders' equity:
Preferred stock, par value $0.003 per share, 10,000 shares authorized, no shares issued	—	—
Common stock, par value $0.001455 per share, 150,000 shares authorized, 72,960 shares issued	106	106
Additional paid-in capital	321,441	293,540
Accumulated other comprehensive losses	(44,618)	(92,563)
Deferred compensation	3,319	6,781
Retained earnings	2,767,813	2,727,233
	3,048,061	2,935,097
Treasury stock at cost, 13,022 shares and 13,207 shares, respectively	(1,032,688)	(1,027,194)
Treasury stock held for deferred compensation, at cost, 67 shares and 139 shares, respectively	(3,319)	(6,781)
Total stockholders' equity	2,012,054	1,901,122
Total liabilities and stockholders' equity	$4,011,533	$3,806,446

See accompanying Notes to Condensed Consolidated Financial Statements

WOODWARD, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six-Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net earnings	$65,117	$78,211
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	59,257	61,331
Net loss (gain) on sales of assets and businesses	890	(1,541)
Stock-based compensation	15,538	13,957
Deferred income taxes	545	(55)
Changes in operating assets and liabilities:
Trade accounts receivable	(26,467)	(1,562)
Unbilled receivables (contract assets)	(18,015)	(48,742)
Costs to fulfill a contract	(4,193)	(10,884)
Inventories	(42,408)	(67,263)
Accounts payable and accrued liabilities	5,426	15,454
Contract liabilities	9,769	9,779
Income taxes	(34,886)	(725)
Retirement benefit obligations	(615)	(2,495)
Other	10,192	4,643
Net cash provided by operating activities	40,150	50,108

Cash flows from investing activities:
Payments for purchase of property, plant, and equipment	(44,046)	(24,150)
Proceeds from sale of assets	199	5
Business acquisition, net of cash acquired	878	—
Payments for short-term investments	—	(8)
Proceeds from sales of short-term investments	7,733	11,305
Net cash (used in) investing activities	(35,236)	(12,848)

Cash flows from financing activities:
Cash dividends paid	(24,537)	(22,134)
Proceeds from sales of treasury stock	14,067	19,399
Payments for repurchases of common stock	(26,369)	(273,535)
Borrowings on revolving lines of credit and short-term borrowings	1,031,800	11,500
Payments on revolving lines of credit and short-term borrowings	(968,100)	(11,500)
Payments of debt financing costs	(2,236)	—
Payments of long-term debt and finance lease obligations	(288)	(564)
Net cash provided by (used in) financing activities	24,337	(276,834)
Effect of exchange rate changes on cash and cash equivalents	(7,668)	(533)
Net change in cash and cash equivalents	21,583	(240,107)
Cash and cash equivalents, including restricted cash, at beginning of year	107,844	448,462
Cash and cash equivalents, including restricted cash, at end of period	$129,427	$208,355

See accompanying Notes to Condensed Consolidated Financial Statements

WOODWARD, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

(Unaudited)

	Number of shares			Stockholders' equity
						Accumulated other comprehensive (loss) earnings
	Common stock	Treasury stock	Treasury stock held for deferred compensation	Common stock	Additional paid-in capital	Foreign currency translation adjustments	Unrealized derivative gains (losses)	Minimum retirement benefit liability adjustments	Total accumulated other comprehensive (loss) earnings	Deferred compensation	Retained earnings	Treasury stock at cost	Treasury stock held for deferred compensation	Total stockholders' equity
Balances as of January 1, 2022	72,960	(9,877)	(167)	$106	$274,366	$(35,257)	$(23,383)	$(6,764)	(65,404)	$7,960	$2,620,571	$(606,207)	$(7,960)	$2,223,432
Net earnings	—	—	—	—	—	—	—	—	—	—	47,906	—	—	47,906
Other comprehensive earnings (loss), net of tax	—	—	—	—	—	(4,411)	5,940	738	2,267	—	—	—	—	2,267
Cash dividends paid ($0.1900 per share)	—	—	—	—	—	—	—	—	—	—	(11,887)	—	—	(11,887)
Sales of treasury stock	—	347	—	—	734	—	—	—	—	—	—	15,551	—	16,285
Common shares issued for benefit plans	—	150	—	—	10,601	—	—	—	—	—	—	6,567	—	17,168
Purchase of treasury stock	—	(2,047)	—	—	—	—	—	—	—	—	—	(245,357)	—	(245,357)
Stock-based compensation	—	—	—	—	2,065	—	—	—	—	—	—	—	—	2,065
Purchases/transfers of stock by/to deferred compensation	—	—	(1)	—	—	—	—	—	—	68	—	—	(68)	—
Distribution of stock from deferred compensation plan	—	—	28	—	—	—	—	—	—	(1,350)	—	—	1,350	—
Balances as of March 31, 2022	72,960	(11,427)	(140)	$106	$287,766	$(39,668)	$(17,443)	$(6,026)	$(63,137)	$6,678	$2,656,590	$(829,446)	$(6,678)	$2,051,879

Balances as of January 1, 2023	72,960	(13,460)	(122)	$106	$305,100	$(58,548)	$(730)	$646	(58,632)	$5,975	$2,745,484	$(1,052,623)	$(5,975)	$1,939,435
Net earnings	—	—	—	—	—	—	—	—	—	—	35,511	—	—	35,511
Other comprehensive earnings (loss), net of tax	—	—	—	—	—	8,616	5,303	95	14,014	—	—	—	—	14,014
Cash dividends paid ($0.2200 per share)	—	—	—	—	—	—	—	—	—	—	(13,182)	—	—	(13,182)
Sales of treasury stock	—	251	—	—	1,259	—	—	—	—	—	—	11,488	—	12,747
Common shares issued for benefit plans	—	187	—	—	10,860	—	—	—	—	—	—	8,447	—	19,307
Stock-based compensation	—	—	—	—	4,222	—	—	—	—	—	—	—	—	4,222
Purchases/transfers of stock by/to deferred compensation	—	—	—	—	—	—	—	—	—	42	—	—	(42)	—
Distribution of stock from deferred compensation plan	—	—	55	—	—	—	—	—	—	(2,698)	—	—	2,698	—
Balances as of March 31, 2023	72,960	(13,022)	(67)	$106	$321,441	$(49,932)	$4,573	$741	$(44,618)	$3,319	$2,767,813	$(1,032,688)	$(3,319)	$2,012,054
See accompanying Notes to Condensed Consolidated Financial Statements

WOODWARD, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

(Unaudited)

	Number of shares			Stockholders' equity
						Accumulated other comprehensive (loss) earnings
	Common stock	Treasury stock	Treasury stock held for deferred compensation	Common stock	Additional paid-in capital	Foreign currency translation adjustments	Unrealized derivative gains (losses)	Minimum retirement benefit liability adjustments	Total accumulated other comprehensive (loss) earnings	Deferred compensation	Retained earnings	Treasury stock at cost	Treasury stock held for deferred compensation	Total stockholders' equity

Balances as of September 30, 2021	72,960	(9,702)	(167)	$106	$261,735	$(32,904)	$(25,597)	$(7,118)	$(65,619)	$7,949	$2,600,513	$(581,954)	$(7,949)	$2,214,781
Net earnings	—	—	—	—	—	—	—	—	—	—	78,211	—	—	78,211
Other comprehensive earnings (loss), net of tax	—	—	—	—	—	(6,764)	8,154	1,092	2,482	—	—	—	—	2,482
Cash dividends paid ($0.3525 per share)	—	—	—	—	—	—	—	—	—	—	(22,134)	—	—	(22,134)
Sales of treasury stock	—	405	—	—	1,473	—	—	—	—	—	—	18,040	—	19,513
Common shares issued for benefit plans	—	150	—	—	10,601	—	—	—	—	—	—	6,567	—	17,168
Purchase of treasury stock	—	(2,280)	—	—	—	—	—	—	—	—	—	(272,099)	—	(272,099)
Stock-based compensation	—	—	—	—	13,957	—	—	—	—	—	—	—	—	13,957
Purchases/transfers of stock by/to deferred compensation	—	—	(2)	—	—	—	—	—	—	115	—	—	(115)	—
Distribution of stock from deferred compensation plan	—	—	29	—	—	—	—	—	—	(1,386)	—	—	1,386	—
Balances as of March 31, 2022	72,960	(11,427)	(140)	$106	$287,766	$(39,668)	$(17,443)	$(6,026)	$(63,137)	$6,678	$2,656,590	$(829,446)	$(6,678)	$2,051,879

Balances as of September 30, 2022	72,960	(13,207)	(139)	$106	$293,540	$(86,494)	$(6,215)	$146	$(92,563)	$6,781	$2,727,233	$(1,027,194)	$(6,781)	$1,901,122
Net earnings	—	—	—	—	—	—	—	—	—	—	65,117	—	—	65,117
Other comprehensive earnings (loss), net of tax	—	—	—	—	—	36,562	10,788	595	47,945	—	—	—	—	47,945
Cash dividends paid ($0.4100 per share)	—	—	—	—	—	—	—	—	—	—	(24,537)	—	—	(24,537)
Sales of treasury stock	—	270	—	—	1,420	—	—	—	—	—	—	12,351	—	13,771
Common shares issued for benefit plans	—	189	—	—	10,943	—	—	—	—	—	—	8,524	—	19,467
Purchase of treasury stock	—	(274)	—	—	—	—	—	—	—	—	—	(26,369)	—	(26,369)
Stock-based compensation	—	—	—	—	15,538	—	—	—	—	—	—	—	—	15,538
Purchases/transfers of stock by/to deferred compensation	—	—	(1)	—	—	—	—	—	—	112	—	—	(112)	—
Distribution of stock from deferred compensation plan	—	—	73	—	—	—	—	—	—	(3,574)	—	—	3,574	—
Balances as of March 31, 2023	72,960	(13,022)	(67)	$106	$321,441	$(49,932)	$4,573	$741	$(44,618)	$3,319	$2,767,813	$(1,032,688)	$(3,319)	$2,012,054

See accompanying Notes to Condensed Consolidated Financial Statements

WOODWARD, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

(Unaudited)

Note 1. Basis of presentation

The Condensed Consolidated Financial Statements of Woodward, Inc. (“Woodward” or the “Company”) as of March 31, 2023 and for the three and six-months ended March 31, 2023 and 2022, included herein, have not been audited by an independent registered public accounting firm. These unaudited Condensed Consolidated Financial Statements reflect all normal recurring adjustments that, in the opinion of management, are necessary to present fairly Woodward’s financial position as of March 31, 2023, and the statements of earnings, comprehensive earnings, cash flows, and changes in stockholders’ equity for the periods presented herein. The results of operations for the three and six-months ended March 31, 2023 and 2022 are not necessarily indicative of the operating results to be expected for other interim periods or for the full fiscal year. Dollar and share amounts contained in these unaudited Condensed Consolidated Financial Statements are in thousands, except per share amounts, unless otherwise noted.

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

Note 3. Revenue

The amount of revenue recognized as point in time or over time follows:

	Three-Months Ended March 31, 2023			Three-Months Ended March 31, 2022
	Aerospace	Industrial	Consolidated	Aerospace	Industrial	Consolidated
Point in time	$188,248	$177,660	$365,908	$148,244	$122,219	$270,463
Over time	248,769	103,537	352,306	224,513	91,863	316,376
Total net sales	$437,017	$281,197	$718,214	$372,757	$214,082	$586,839

	Six-Months Ended March 31, 2023			Six-Months Ended March 31, 2022
	Aerospace	Industrial	Consolidated	Aerospace	Industrial	Consolidated
Point in time	$358,088	$317,499	$675,587	$273,889	$247,211	$521,100
Over time	474,614	186,632	661,246	435,303	172,022	607,325
Total net sales	$832,702	$504,131	$1,336,833	$709,192	$419,233	$1,128,425

Accounts Receivable

Accounts receivable consisted of the following:

	March 31, 2023	September 30, 2022
Billed receivables
Trade accounts receivable	$405,246	$359,364
Other (Chinese financial institutions)	3,654	9,405
Total billed receivables	408,900	368,769
Current unbilled receivables (contract assets)	264,468	245,117
Total accounts receivable	673,368	613,886
Less: Allowance for uncollectible amounts	(9,949)	(3,922)
Total accounts receivable, net	$663,419	$609,964

As of March 31, 2023, “Other assets” on the Condensed Consolidated Balance Sheets includes $9,558 of unbilled receivables not expected to be invoiced and collected within a period of twelve months, compared to $6,649 as of September 30, 2022.

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

The allowance for uncollectible amounts and change in expected credit losses for trade accounts receivable and unbilled receivables (contract assets) consisted of the following:

	Three-Months Ended March 31,		Six-Months Ended March 31,
	2023	2022	2023	2022
Balance, beginning	$4,203	$3,309	$3,922	$3,664
Changes in estimates	6,042	192	6,470	427
Write-offs	(247)	(26)	(330)	(43)
Other[1]	(49)	(334)	(113)	(907)
Balance, ending	$9,949	$3,141	$9,949	$3,141
(1)
Includes effects of foreign exchange rate changes during the period.

Contract liabilities

Contract liabilities consisted of the following:

	March 31, 2023		September 30, 2022
	Current	Noncurrent	Current	Noncurrent
Deferred revenue from material rights from GE joint venture formation	$5,950	$237,179	$5,754	$234,516
Deferred revenue from advanced invoicing and/or prepayments from customers	3,570	63	4,120	38
Liability related to customer supplied inventory	14,779	—	12,442	—
Deferred revenue from material rights related to engineering and development funding	5,249	172,020	8,347	161,791
Net contract liabilities	$29,548	$409,262	$30,663	$396,345

Woodward recognized revenue of $5,299 in the three-months and $14,184 in the six-months ended March 31, 2023 from contract liabilities balances recorded as of October 1, 2022, compared to $4,426 in the three-months ended and $13,219 in the six-months ended March 31, 2022 from contract liabilities balances recorded as of October 1, 2021.

Remaining performance obligations

Remaining performance obligations related to the aggregate amount of the total contract transaction price of firm orders for which the performance obligation has not yet been recognized in revenue as of March 31, 2023 was $1,916,470, compared to $1,558,588 as of September 30, 2022, the majority of which relates to Woodward’s Aerospace segment in both periods. Woodward expects to recognize almost all of these remaining performance obligations within two years after March 31, 2023.

Remaining performance obligations related to material rights that have not yet been recognized in revenue as of March 31, 2023 was $474,767, compared to $448,370 as of September 30, 2022, of which $6,876 is expected to be recognized in the remainder of fiscal year 2023, $14,985 is expected to be recognized in fiscal year 2024, and the remaining balance is expected to be recognized thereafter. Woodward expects to recognize revenue from performance obligations related to material rights over the life of the underlying programs, which may be as long as forty years.

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

Revenue by primary market for the Aerospace reportable segment was as follows:

	Three-Months Ended March 31,		Six-Months Ended March 31,
	2023	2022	2023	2022
Commercial OEM	$159,271	$122,889	$298,146	$227,715
Commercial aftermarket	139,445	108,554	266,088	194,640
Defense OEM	87,807	97,812	177,569	203,187
Defense aftermarket	50,494	43,502	90,899	83,650
Total Aerospace segment net sales	$437,017	$372,757	$832,702	$709,192

Revenue by primary market for the Industrial reportable segment was as follows:

	Three-Months Ended March 31,		Six-Months Ended March 31,
	2023	2022	2023	2022
Reciprocating engines	$209,238	$156,663	$370,615	$314,997
Industrial turbines	71,959	57,419	133,516	104,236
Total Industrial segment net sales	$281,197	$214,082	$504,131	$419,233

The customers who each account for approximately 10% or more of net sales of each of Woodward’s reportable segments are as follows:

	Three-Months Ended March 31, 2023	Three-Months Ended March 31, 2022
Aerospace	Raytheon Technologies, General Electric Company, The Boeing Company	Raytheon Technologies, The Boeing Company, General Electric Company
Industrial	Rolls-Royce PLC, Caterpillar, Inc.	Rolls-Royce PLC, Caterpillar, Inc., Wartsila

	Six-Months Ended March 31, 2023	Six-Months Ended March 31, 2022
Aerospace	Raytheon Technologies, General Electric, The Boeing Company	Raytheon Technologies, The Boeing Company, General Electric Company
Industrial	Rolls-Royce PLC, Caterpillar, Inc., Wartsila	Rolls-Royce PLC, Wartsila

Note 4. Earnings per share

Basic earnings per share is computed by dividing net earnings available to common stockholders by the weighted-average number of shares of common stock outstanding for the period.

Diluted earnings per share reflects the weighted-average number of shares outstanding after consideration of the dilutive effect of stock options and restricted stock.

The following is a reconciliation of net earnings to basic earnings per share and diluted earnings per share:

	Three-Months Ended March 31,		Six-Months Ended March 31,
	2023	2022	2023	2022
Numerator:
Net earnings	$35,511	$47,906	$65,117	$78,211
Denominator:
Basic shares outstanding	59,807	62,550	59,736	62,825
Dilutive effect of stock options and restricted stock	1,420	2,068	1,347	2,038
Diluted shares outstanding	61,227	64,618	61,083	64,863
Income per common share:
Basic earnings per share	$0.59	$0.77	$1.09	$1.24
Diluted earnings per share	$0.58	$0.74	$1.07	$1.21

The following stock option grants were outstanding but were excluded from the computation of diluted earnings per share because their inclusion would have been anti-dilutive.

	Three-Months Ended March 31,		Six-Months Ended March 31,
	2023	2022	2023	2022
Options	1,560	464	1,592	466
Weighted-average option price	$102.01	$117.92	$101.95	$117.95

The weighted-average shares of common stock outstanding for basic and diluted earnings per share included the weighted-average treasury stock shares held for deferred compensation obligations of the following:

	Three-Months Ended March 31,		Six-Months Ended March 31,
	2023	2022	2023	2022
Weighted-average treasury stock shares held for deferred compensation obligations	94	153	109	158

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

Lease-related assets and liabilities were as follows:

	Classification on the Condensed Consolidated Balance Sheets	March 31, 2023	September 30, 2022
Assets:
Operating lease	Other assets	$24,363	$25,144
Finance lease	Property, plant and equipment, net	5,263	5,474
Total lease assets		29,626	30,618

Current liabilities:
Operating lease	Accrued liabilities	4,686	4,587
Finance lease	Current portion of long-term debt	978	856
Noncurrent liabilities:
Operating lease	Other liabilities	20,863	21,443
Finance lease	Long-term debt, less current portion	3,960	4,405
Total lease liabilities		$30,487	$31,291

Lease-related expenses were as follows:

	Three-Months Ended March 31,		Six-Months Ended March 31,
	2023	2022	2023	2022
Operating lease expense	$1,586	$1,653	$3,073	$3,260
Amortization of finance lease assets	156	95	412	174
Interest on finance lease liabilities	40	8	74	16
Variable lease expense	245	203	455	606
Short-term lease expense	51	50	108	90
Sublease (income)[1]	—	—	—	(192)
Total lease expense	$2,078	$2,009	$4,122	$3,954
(1)
Relates to two separate subleases Woodward entered into for a leased manufacturing building in Niles, Illinois, each of which expired during fiscal year 2022.

Lease-related supplemental cash flow information was as follows:

	Six-Months Ended March 31,
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$2,621	$2,776
Operating cash flows for finance leases	74	16
Financing cash flows for finance leases	284	574
Right-of-use assets obtained in exchange for recorded lease obligations:
Operating leases	714	7,999
Finance leases	43	1,260

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

Although Woodward expects to allocate some portion of future net sales to these customers to embedded lessor arrangements, it cannot provide expected future undiscounted lease payments from property, plant, and equipment leased to customers as of March 31, 2023. If, in the future, customers reduce purchases of related products from Woodward, the Company believes it will derive additional value from the underlying equipment by repurposing its use to support other customer arrangements.

Revenue from contracts with customers that included embedded operating leases, which is included in “Net sales” in the Condensed Consolidated Statements of Earnings, was $1,398 for the three-months and $2,786 for the six-months ended March 31, 2023, compared to $1,323 for the three-months and $2,666 for the six-months ended March 31, 2022.

The carrying amount of property, plant, and equipment leased to others through embedded leasing arrangements, included in “Property, plant, and equipment, net” on the Condensed Consolidated Balance Sheets, follows:

	March 31, 2023	September 30, 2022
Property, plant and equipment leased through embedded leasing arrangements	$47,391	$44,912
Less accumulated depreciation	(28,195)	(25,508)
Property, plant and equipment leased through embedded leasing arrangements, net	$19,196	$19,404

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

Unamortized deferred revenue from material rights in connection with the JV formation included:

	March 31, 2023	September 30, 2022
Accrued liabilities	$5,950	$5,754
Other liabilities	237,179	234,516

Amortization of the deferred revenue (material right) recognized as an increase to sales was $1,203 for the three-months and $2,034 for the six-months ended March 31, 2023, and $791 for the three-months and $1,727 for the six-months ended March 31, 2022.

As part of the JV formation, GE pays contingent consideration to Woodward consisting of fifteen annual payments of $4,894 per year, which began in the second quarter of fiscal year 2017, subject to certain claw-back conditions. Woodward received its annual payments of $4,894 during the three-months ended March 31, 2023 and 2022, which were recorded as deferred income and included in “Net cash provided by operating activities” on the Condensed Consolidated Statements of Cash Flows.

Other income related to Woodward’s equity interest in the earnings of the JV was as follows:

	Three-Months Ended March 31,		Six-Months Ended March 31,
	2023	2022	2023	2022
Other income	$8,468	$4,140	$13,041	$8,815

Cash distributions to Woodward from the JV, recognized in “Other, net” in “Net cash provided by operating activities” on the Condensed Consolidated Statements of Cash Flows, were as follows:

	Three-Months Ended March 31,		Six-Months Ended March 31,
	2023	2022	2023	2022
Cash distributions	$5,500	$6,500	$10,000	$9,000

Net sales to the JV were as follows:

	Three-Months Ended March 31,		Six-Months Ended March 31,
	2023	2022	2023	2022
Net sales[1]	$7,320	$5,273	$13,797	$12,547
(1)
Net sales included a reduction of $12,888 for the three-months and $20,458 for the six-months ended March 31, 2023 related to royalties owed to the JV by Woodward on sales by Woodward directly to third party aftermarket customers, compared to a reduction to sales of $7,200 for the three-months and $13,146 for the six-months ended March 31, 2022.

The Condensed Consolidated Balance Sheets include “Accounts receivable” related to amounts the JV owed Woodward, “Accounts payable” related to amounts Woodward owed the JV, and “Other assets” related to Woodward’s net investment in the JV, as follows:

	March 31, 2023	September 30, 2022
Accounts receivable	$4,427	$4,172
Accounts payable	4,155	4,069
Other assets	11,223	8,181

Note 7. Financial instruments and fair value measurements

The table below presents information about Woodward’s financial assets that are measured at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques Woodward utilized to determine such fair value as defined by the U.S. GAAP fair value hierarchy.

	At March 31, 2023				At September 30, 2022
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Financial assets:
Investments in term deposits with foreign banks	$41,909	$—	$—	$41,909	$37,605	$—	$—	$37,605
Equity securities	26,171	—	—	26,171	22,800	—	—	22,800
Cross-currency interest rate swaps	—	7,546	—	7,546	—	38,168	—	38,168
Total financial assets	$68,080	$7,546	$—	$75,626	$60,405	$38,168	$—	$98,573

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

The estimated fair values and carrying costs of other financial instruments that are not required to be remeasured at fair value in the Condensed Consolidated Balance Sheets were as follows:

		At March 31, 2023		At September 30, 2022
	Fair Value Hierarchy Level	Estimated Fair Value	Carrying Cost	Estimated Fair Value	Carrying Cost
Assets:
Notes receivable from municipalities	2	$8,992	$8,716	$9,010	$8,992
Investments in short-term time deposits	2	101	102	8,026	7,893
Liabilities:
Long-term debt	2	678,164	729,410	646,696	712,054

In connection with certain economic incentives related to Woodward’s development of a second campus in the greater-Rockford, Illinois area for its Aerospace segment and Woodward’s development of a new campus at its corporate headquarters in Fort Collins, Colorado, Woodward received long-term notes from municipalities within the states of Illinois and Colorado. The fair value of the long-term notes was estimated based on a model that discounted future principal and interest payments received at an interest rate available to Woodward at the end of the period for similarly rated municipal notes of similar maturity, which is a level 2 input as defined by the U.S. GAAP fair value hierarchy. The interest rates used to estimate the fair value of the long-term notes were 2.4% at March 31, 2023 and 3.5% at September 30, 2022.

From time to time, certain of Woodward’s foreign subsidiaries will invest excess cash in short-term time deposits with a fixed maturity date of longer than three months but less than one year from the date of the deposit. Woodward believes that the investments are with creditworthy financial institutions. The fair value of the investments in short-term time deposits was estimated based on a model that discounted future principal and interest payments to be received at an interest rate available to the foreign subsidiary entering into the investment for similar short-term time deposits of similar maturity. This was determined to be a level 2 input as defined by the U.S. GAAP fair value hierarchy. The interest rates used to estimate the fair value of the short-term time deposits were 6.3% at March 31, 2023 and 6.1% at September 30, 2022.

The fair value of long-term debt was estimated based on the prices of debt of comparable type and maturity available to Woodward at the end of the period, which is a level 2 input as defined by the U.S. GAAP fair value hierarchy. The weighted-average interest rates used to estimate the fair value of long-term debt were 5.3% at March 31, 2023 and 5.6% at September 30, 2022.

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

The net interest income of the cross-currency interest rate swaps is recorded as a reduction to “Interest expense” in Woodward’s Condensed Consolidated Statements of Earnings. As of March 31, 2023, the total notional value of the 2020 Floating-Rate Cross-Currency Swap and the 2020 Fixed-Rate Cross-Currency Swaps was $3,750 and $400,000, respectively. See Note 7, Financial Instruments and fair value measurements for the related fair value of the derivative instruments as of March 31, 2023.

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

Derivatives instruments in net investment hedging relationships

On September 23, 2016, Woodward and Woodward International Holding B.V., a wholly owned subsidiary of Woodward organized under the laws of The Netherlands (the “BV Subsidiary”), each entered into a note purchase agreement (the “2016 Note Purchase Agreement”) relating to the sale by Woodward and the BV Subsidiary of an aggregate principal amount of €160,000 of senior unsecured notes in a series of private placement transactions. Woodward issued €40,000 aggregate principal amount of Woodward’s Series M Senior Notes due September 23, 2026 (the “Series M Notes”). Woodward designated the Series M Notes as a hedge of a foreign currency exposure of Woodward’s net investment in its Euro denominated functional currency subsidiaries. Related to the Series M Notes, included in foreign currency translation adjustments within total comprehensive (losses) earnings are net foreign exchange losses of $807 for the three-months and $4,432 for the six-months ended March 31, 2023, compared to net foreign exchange gains of $673 for the three-months and $1,744 for the six-months ended March 31, 2022.

Impact of derivative instruments designated as qualifying hedging instruments

The following table discloses the amount of (income) expense recognized in earnings on derivative instruments designated as qualifying hedging instruments:

		Three-months ended March 31,		Six-months ended March 31,
Derivatives in:	Location	2023	2022	2023	2022
Cross-currency interest rate swap agreement designated as fair value hedges	Selling, general and administrative expenses	$36	$(297)	$937	$(919)
Cross-currency interest rate swap agreements designated as cash flow hedges	Selling, general and administrative expenses	7,584	(5,959)	44,869	(15,412)
		$7,620	$(6,256)	$45,806	$(16,331)

The following table discloses the amount of (gain) loss recognized in accumulated OCI on derivative instruments designated as qualifying hedging instruments:

		Three-months ended March 31,		Six-months ended March 31,
Derivatives in:	Location	2023	2022	2023	2022
Cross-currency interest rate swap agreement designated as fair value hedges	Selling, general and administrative expenses	$21	$(557)	917	$(1,057)
Cross-currency interest rate swap agreements designated as cash flow hedges	Selling, general and administrative expenses	2,075	(11,854)	33,767	(23,723)
		$2,096	$(12,411)	$34,684	$(24,780)

The following table discloses the amount of (gain) loss reclassified from accumulated OCI into earnings on derivative instruments designated as qualifying hedging instruments:

		Three-months ended March 31,		Six-months ended March 31,
Derivatives in:	Location	2023	2022	2023	2022
Cross-currency interest rate swap agreement designated as fair value hedges	Selling, general and administrative expenses	$36	$(297)	$937	$(919)
Cross-currency interest rate swap agreements designated as cash flow hedges	Selling, general and administrative expenses	7,584	(5,959)	44,869	(15,412)
		$7,620	$(6,256)	$45,806	$(16,331)

The remaining unrecognized gains and losses in Woodward’s Condensed Consolidated Balance Sheets associated with derivative instruments that were previously entered into by Woodward, which are classified in accumulated OCI, were net gains of $4,783 as of March 31, 2023 and losses of $6,338 as of September 30, 2022.

Note 9. Supplemental statement of cash flows information

	Six-Months Ended March 31,
	2023	2022
Interest paid, net of amounts capitalized	$17,689	$12,458
Income taxes paid	44,589	20,914
Income tax refunds received	1,392	6,517
Non-cash activities:
Purchases of property, plant and equipment on account	3,743	1,072
Common shares issued from treasury to settle benefit obligations	19,467	17,168
Purchases of treasury stock on account	—	11,080

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

We have not presented pro forma results because the PM Acquisition was not deemed significant at the date of PM Closing.

Note 11. Inventories

	March 31, 2023	September 30, 2022
Raw materials	$146,695	$126,264
Work in progress	130,962	123,005
Component parts(1)	343,456	329,962
Finished goods	89,392	70,019
Customer supplied inventory	14,779	12,442
On-hand inventory for which control has transferred to the customer	(157,500)	(147,405)
	$567,784	$514,287
(1)
Component parts include items that can be sold separately as finished goods or included in the manufacture of other products.

Note 12. Property, plant, and equipment

	March 31, 2023	September 30, 2022
Land and land improvements	$86,174	$84,057
Buildings and building improvements	582,574	555,387
Leasehold improvements	20,814	19,392
Machinery and production equipment	795,173	779,514
Computer equipment and software	119,439	122,670
Office furniture and equipment	41,513	39,749
Other	20,152	20,162
Construction in progress	60,818	58,789
	1,726,657	1,679,720
Less accumulated depreciation	(806,985)	(769,248)
Property, plant, and equipment, net	$919,672	$910,472

For the three and six-months ended March 31, 2023 and 2022, Woodward had depreciation expense as follows:

	Three-Months Ended March 31,		Six-Months Ended March 31,
	2023	2022	2023	2022
Depreciation expense	$20,535	$21,023	$40,661	$42,056

Note 13. Goodwill

	September 30, 2022	Additions	Effects of Foreign Currency Translation	March 31, 2023
Aerospace	$455,423	$—	$—	$455,423
Industrial	317,136	180	26,408	343,724
Consolidated	$772,559	$180	$26,408	$799,147

Woodward tests goodwill for impairment during the fourth quarter of each fiscal year and at any time there is an indication that goodwill is more-likely-than-not impaired (commonly referred to as a triggering event). Woodward’s goodwill impairment test in the fourth quarter of fiscal year 2022 resulted in no impairment.

Note 14. Intangible assets, net

	March 31, 2023			September 30, 2022
	Gross Carrying Value	Accumulated Amortization	Net Carrying Amount	Gross Carrying Value	Accumulated Amortization	Net Carrying Amount
Intangible assets with finite lives:
Customer relationships and contracts:
Aerospace	$281,683	$(229,858)	$51,825	$281,683	$(223,565)	$58,118
Industrial	390,123	(82,639)	307,484	352,917	(66,812)	286,105
Total	$671,806	$(312,497)	$359,309	$634,600	$(290,377)	$344,223
Intellectual property:
Aerospace	$—	$—	$—	$—	$—	$—
Industrial	12,428	(12,428)	—	12,361	(12,361)	—
Total	$12,428	$(12,428)	$—	$12,361	$(12,361)	$—
Process technology:
Aerospace	$76,370	$(70,410)	$5,960	$76,370	$(69,471)	$6,899
Industrial	85,596	(30,543)	55,053	78,524	(27,464)	51,060
Total	$161,966	$(100,953)	$61,013	$154,894	$(96,935)	$57,959
Other intangibles:
Aerospace	$—	$—	$—	$—	$—	$—
Industrial	571	(255)	316	1,560	—	1,560
Total	$571	$(255)	$316	$1,560	$—	$1,560
Intangible asset with indefinite life:
Tradename:
Aerospace	$—	$—	$—	$—	$—	$—
Industrial	63,246	—	63,246	56,838	—	56,838
Total	$63,246	$—	$63,246	$56,838	$—	$56,838
Total intangibles:
Aerospace	$358,053	$(300,268)	$57,785	$358,053	$(293,036)	$65,017
Industrial	551,964	(125,865)	426,099	502,200	(106,637)	395,563
Consolidated Total	$910,017	$(426,133)	$483,884	$860,253	$(399,673)	$460,580

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

For the three and six-months ended March 31, 2023 and 2022, Woodward recorded amortization expense associated with intangibles of the following:

	Three-Months Ended March 31,		Six-Months Ended March 31,
	2023	2022	2023	2022
Amortization expense	$9,418	$9,587	$18,596	$19,275

Future amortization expense associated with intangibles is expected to be:

Year Ending September 30:
2023 (remaining)	$19,075
2024	33,282
2025	28,132
2026	28,073
2027	28,020
Thereafter	284,056
$420,638

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

Under the Second Amended and Restated Revolving Credit Agreement, there were $130,500 in principal amount of borrowings outstanding as of March 31, 2023 at an effective interest rate of 5.88%. As of March 31, 2023, all of the borrowings outstanding were classified as short-term borrowings based on Woodward's intent and ability to pay this amount in the next twelve months. As of September 30, 2022, there were $66,800 in principal amount of borrowings outstanding under the Amended and Restated Revolving Credit Agreement at an effective interest rate of 4.24%.

Short-term borrowings

Woodward has other foreign lines of credit and foreign overdraft facilities at various financial institutions, which are generally reviewed annually for renewal and are subject to the usual terms and conditions applied by the financial institutions. Pursuant to the terms of the related facility agreements, Woodward’s foreign performance guarantee facilities are limited in use to providing performance guarantees to third parties. There were no borrowings outstanding on Woodward’s foreign lines of credit and foreign overdraft facilities as of March 31, 2023 and September 30, 2022.

Debt issuance costs

In connection with the Second Amended and Restated Revolving Credit Agreement, Woodward incurred $2,236 in debt issuance costs, which are deferred and are being amortized using the straight-line method over the life of the agreement. As of March 31, 2023, Woodward also had $1,046 of deferred debt issuance costs remaining that were incurred in connection with the Amended and Restated Credit Agreement, which have been combined with the deferred debt issuance costs associated with the Second Amended and Restated Revolving Credit Agreement and are being amortized using the straight-line method over the life of the Second Amended and Restated Revolving Credit Agreement. Unamortized debt issuance costs of $1,313 associated with these revolving credit agreements as of March 31, 2023 and $1,046 as of September 30, 2022 were recorded as “Other current assets” and “Other assets” in the Condensed Consolidated Balance Sheets. Amortization of debt issuance costs is included in operating activities in the Condensed Consolidated Statements of Cash Flows.

Note 16. Accrued liabilities

	March 31, 2023	September 30, 2022
Salaries and other member benefits	$70,768	$75,665
Product warranties and related liabilities(1)	46,492	40,042
Interest payable	13,599	13,481
Accrued retirement benefits	2,889	2,779
Net current contract liabilities	29,548	30,663
Current portion of restructuring charges	2,336	1,083
Taxes, other than income	18,273	21,159
Other	22,483	21,411
	$206,388	$206,283
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

Changes in accrued product warranties and related liabilities were as follows:

	Three-Months Ended March 31,		Six-Months Ended March 31,
	2023	2022	2023	2022
Beginning of period	$49,526	$13,203	$40,042	$17,481
Additions, net of recoveries	3,413	984	20,423	222
Reductions for settlement	(6,501)	(1,190)	(14,203)	(4,669)
Foreign currency exchange rate changes	54	(13)	230	(50)
End of period	$46,492	$12,984	$46,492	$12,984

Restructuring charges

During the second quarter of fiscal year 2023, the Company committed to a cost reduction plan ("Cost Reduction Plan") to better align the cost structure and recorded $5,172 of restructuring charges. The charges recognized under the Cost Reduction Plan consist of workforce management costs primarily related to aligning the cost structure of the Company’s Industrial segment with the current market conditions. All of the restructuring charges were recorded as nonsegment expenses and are expected to be paid within twelve months.

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

The summary of activity in accrued restructuring charges are as follows:

		Period Activity
	Balances as of September 30, 2022	Charges	Payments	Non-cash activity	Balances as of March 31, 2023
Workforce management costs associated with:
Cost reduction plan	$—	$5,172	$(2,836)	$—	$2,336
Aerospace	139	—	(139)	—	—
Industrial	944	—	(944)	—	—
Total	$1,083	$5,172	$(3,919)	$—	$2,336

		Period Activity
	Balances as of September 30, 2021	Charges	Payments	Non-cash activity	Balances as of March 31, 2022
Workforce management costs associated with:
Hydraulics Systems Realignment	$3,758	$—	$(505)	$—	$3,253
Engine Systems Realignment	1,250	—	—	—	1,250
Total	$5,008	$—	$(505)	$—	$4,503

Note 17. Other liabilities

	March 31, 2023	September 30, 2022
Net accrued retirement benefits, less amounts recognized within accrued liabilities	$76,616	$70,168
Total unrecognized tax benefits	7,672	9,757
Noncurrent income taxes payable	10,714	14,329
Deferred economic incentives (1)	6,451	7,029
Noncurrent operating lease liabilities	20,863	21,443
Net noncurrent contract liabilities	409,262	396,345
Other	9,975	10,185
	$541,553	$529,256
(1)
Woodward receives certain economic incentives from various state and local authorities related to capital expansion projects. Such amounts are initially recorded as deferred credits and are being recognized as a reduction to pre-tax expense over the economic lives of the related capital expansion projects.

Note 18. Other (income) expense, net

	Three-Months Ended March 31,		Six-Months Ended March 31,
	2023	2022	2023	2022
Equity interest in the earnings of the JV	$(8,468)	$(4,140)	$(13,041)	$(8,815)
Net loss (gain) on sales of assets and businesses	857	(3)	890	(1,541)
Rent income	(93)	(69)	(181)	(412)
Net (gain) loss on investments in deferred compensation program	(1,679)	2,451	(2,870)	1,376
Other components of net periodic pension and other postretirement benefit, excluding service cost and interest expense	(2,675)	(2,935)	(5,160)	(5,836)
Other	18	(191)	(68)	(333)
	$(12,040)	$(4,887)	$(20,430)	$(15,561)

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

The following table sets forth the tax expense and the effective tax rate for Woodward’s earnings before income taxes:

	Three-Months Ended March 31,		Six-Months Ended March 31,
	2023	2022	2023	2022
Earnings before income taxes	$40,241	$54,096	$71,990	$91,842
Income tax expense	4,730	6,190	6,873	13,631
Effective tax rate	11.8%	11.4%	9.5%	14.8%

The increase in the effective tax rate for the three-months ended March 31, 2023 compared to the three-months ended March 31, 2022 is primarily attributable to a smaller stock-based compensation tax benefit, primarily offset by larger state income tax credits and Foreign Derived Intangible Income benefit.

The decrease in the effective tax rate for the six-months ended March 31, 2023 compared to the six-months ended March 31, 2022 is primarily attributable to the release of uncertain tax positions, larger state income tax credits, and a larger Foreign Derived Intangible Income benefit, partially offset by a smaller stock-based compensation tax benefit.

Gross unrecognized tax benefits were $10,102 as of March 31, 2023, and $11,938 as of September 30, 2022. At March 31, 2023, the amount of the liability for unrecognized tax benefits that, if recognized, would impact Woodward’s effective tax rate was $6,470. At this time, Woodward believes it is reasonably possible that the liability for unrecognized tax benefits will decrease by as much as $2,522 in the next twelve months due to the completion of review by tax authorities, lapses of statutes, and the settlement of tax positions. Woodward’s tax expense includes accruals for potential interest and penalties related to unrecognized tax benefits and all other interest and penalties related to tax payments.

Woodward’s tax returns are subject to audits by U.S. federal, state, and foreign tax authorities, and these audits are at various stages of completion at any given time. Reviews of tax matters by authorities and lapses of the applicable statutes of limitation may result in changes to tax expense. Generally, Woodward’s fiscal years remaining open to examination for U.S. Federal income taxes include fiscal years 2019 and thereafter. Woodward’s fiscal years remaining open to examination for significant U.S. state income tax jurisdictions include fiscal years 2018 and thereafter. Woodward’s fiscal years remaining open to examination in significant foreign jurisdictions include 2017 and thereafter.

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

Woodward’s U.S. employees receive an annual contribution of Woodward stock, equal to 5% of their eligible prior year wages, to their personal Woodward Retirement Savings Plan accounts. Woodward fulfilled its annual Woodward stock contribution obligation using shares held in treasury stock by issuing a total of 187 shares of common stock for a value of $19,307 in the second quarter of fiscal year 2023, compared to a total of 150 shares of common stock for a value of $17,168 in the second quarter of fiscal year 2022.

The amount of expense associated with defined contribution plans was as follows:

	Three-Months Ended March 31,		Six-Months Ended March 31,
	2023	2022	2023	2022
Company costs	$11,838	$9,499	$21,940	$20,450

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

The components of the net periodic retirement pension costs recognized are as follows:

	Three-Months Ended March 31,
	United States		Other Countries		Total
	2023	2022	2023	2022	2023	2022
Service cost	$224	$388	$332	$609	$556	$997
Interest cost	1,825	1,321	778	422	2,603	1,743
Expected return on plan assets	(2,075)	(2,714)	(573)	(640)	(2,648)	(3,354)
Amortization of:
Net actuarial loss (gain)	73	64	(153)	146	(80)	210
Prior service cost	175	245	6	6	181	251
Net periodic retirement pension cost (benefit)	$222	$(696)	$390	$543	$612	$(153)
Contributions paid	$—	$—	$736	$811	$736	$811

	Six-Months Ended March 31,
	United States		Other Countries		Total
	2023	2022	2023	2022	2023	2022
Service cost	$447	$777	$652	$1,230	$1,099	$2,007
Interest cost	3,649	2,641	1,528	848	5,177	3,489
Expected return on plan assets	(4,149)	(5,427)	(1,124)	(1,285)	(5,273)	(6,712)
Amortization of:
Net actuarial loss (gain)	146	129	(301)	292	(155)	421
Prior service cost	349	490	11	12	360	502
Net periodic retirement pension cost (benefit)	$442	$(1,390)	$766	$1,097	$1,208	$(293)
Contributions paid	$—	$—	$1,298	$1,499	$1,298	$1,499

The components of net periodic retirement pension costs other than the service cost and interest cost components are included in the line item “Other (income) expense, net”, and the interest component is included in the line item “Interest expense” in the Condensed Consolidated Statements of Earnings.

The components of the net periodic other postretirement benefit costs recognized are as follows:

	Three-Months Ended March 31,		Six-Months Ended March 31,
	2023	2022	2023	2022
Service cost	$—	$—	$—	$—
Interest cost	226	145	452	289
Amortization of:
Net actuarial gain	(124)	(23)	(248)	(47)
Prior service cost	—	—	—	—
Net periodic other postretirement cost	$102	$122	$204	$242
Contributions paid	$444	$457	$885	$928

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

Retirement pension benefits:
United States	$—
United Kingdom	481
Japan	—
Germany	401
Other postretirement benefits	1,931

Note 21. Stockholders’ equity

Stock repurchase program

In November 2019, the Woodward board of directors (the “Board”) had authorized a program for the repurchase of up to $500,000 of Woodward’s outstanding shares of common stock on the open market or in privately negotiated transactions over a three-year period that was scheduled to expire in November 2022 (the “2019 Authorization”). During the first six months of fiscal year 2022, Woodward repurchased 233 shares of its common stock for $26,742 under the 2019 Authorization.

In January 2022, the Board terminated the 2019 Authorization and concurrently authorized a new program for the repurchase of up to $800,000 of Woodward’s outstanding shares of common stock on the open market or in privately negotiated transactions over a two-year period ending in January 2024 (the “2022 Authorization”). During the first six months of fiscal year 2023, Woodward repurchased 274 shares of its common stock for $26,369 under the 2022 Authorization, compared to 2,047 shares of its common stock for $245,357 during the first six months of fiscal year 2022.

Stock-based compensation

Provisions governing outstanding stock option awards are included in the 2017 Omnibus Incentive Plan, as amended from time to time (the “2017 Plan”) and the 2006 Omnibus Incentive Plan (the “2006 Plan”), as applicable.

The 2017 Plan was first approved by Woodward’s stockholders in January 2017 and is the successor plan to the 2006 Plan. As of September 14, 2016, the effective date of the 2017 Plan, the Board delegated authority to administer the 2017 Plan to the Compensation Committee of the Board, including, but not limited to, the power to determine the recipients of awards and the terms of those awards. On January 26, 2022 and January 25, 2023, Woodward’s stockholders approved an additional 800 and 500 shares, respectively, of Woodward’s common stock to be made available for future grants. Under the 2017 Plan, there were approximately 2,709 shares of Woodward’s common stock available for future grants as of March 31, 2023 and 2,938 shares as of September 30, 2022.

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

The following is a summary of the activity for stock option awards:

	Three-Months Ended March 31, 2023		Six-Months Ended March 31, 2023
	Number of options	Weighted-Average Exercise Price per Share	Number of options	Weighted-Average Exercise Price per Share
Beginning balance	5,836	$75.27	5,339	$74.40
Granted	4	100.49	522	83.76
Exercised	(251)	50.82	(270)	51.14
Forfeited	(15)	90.71	(17)	91.90
Ending balance	5,574	$76.35	5,574	$76.35

Changes in non-vested stock options were as follows:

	Three-Months Ended March 31, 2023		Six-Months Ended March 31, 2023
	Number of options	Weighted-Average Grant Date Fair Value per Share	Number of options	Weighted-Average Grant Date Fair Value Per Share
Beginning balance	1,751	$30.98	1,812	$30.03
Granted	4	40.23	522	33.67
Exercised	(65)	22.13	(642)	29.07
Forfeited	(15)	32.89	(17)	33.23
Ending balance	1,675	$31.39	1,675	$31.39

Information about stock options that have vested, or are expected to vest, and are exercisable at March 31, 2023 was as follows:

	Number of options	Weighted-Average Exercise Price	Weighted-Average Remaining Life in Years	Aggregate Intrinsic Value
Options outstanding	5,574	$76.35	5.6	$130,942
Options vested and exercisable	3,899	71.14	4.5	107,908
Options vested and expected to vest	5,503	76.16	5.6	130,216

Restricted stock

The Company has granted restricted stock units (“RSUs”) to certain employees under its form attraction and retention RSU agreement, which is generally used for new hires and specific retention purposes, and under its form RSU agreement, which is generally used for annual grants and promotional awards. The RSUs granted under these programs are generally scheduled to fully vest on the third or fourth anniversary of the respective grant dates, subject to continued employment.

A summary of the activity for restricted stock units for the three and six-months ended March 31, 2023:

	Three-Months Ended March 31, 2023		Six-Months Ended March 31, 2023
	Number of options	Weighted-Average Grant Date Fair Value	Number of options	Weighted-Average Grant Date Fair Value
Beginning balance	171	$91.96	59	$98.29
Granted	1	100.55	113	88.91
Forfeited	(1)	83.24	(1)	83.24
Ending balance	171	$92.19	171	$92.19

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

In connection with an executive separation and release agreement entered into by the Company, Woodward recognized an additional $1,265 of stock compensation expense, before tax, during the three-months ended March 31, 2023.

At March 31, 2023, there was approximately $26,750 of total unrecognized compensation expense related to non-vested stock-based compensation arrangements, including both stock options and RSUs. The pre-vesting forfeiture rates for purposes of determining stock-based compensation expense recognized were estimated to be 0.0% for members of the Board and 7.3% for all others. The remaining unrecognized compensation cost is expected to be recognized over a weighted-average period of approximately 1.8 years.

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

Under the Company’s severance and change in control agreements with its current corporate officers (the “Amended and Restated Executive Separation and Change in Control Agreements”), Woodward would be required to pay termination benefits to any such officer if such officer’s employment is terminated without Cause (as defined therein). The amount of such benefits would vary depending on whether such termination occurs within a specified period prior to or after a change of control.

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

A summary of consolidated net sales and earnings by segment follows:

	Three-Months Ended March 31,		Six-Months Ended March 31,
	2023	2022	2023	2022
Segment external net sales:
Aerospace	$437,017	$372,757	$832,702	$709,192
Industrial	281,197	214,082	504,131	419,233
Total consolidated net sales	$718,214	$586,839	$1,336,833	$1,128,425
Segment earnings:
Aerospace	$73,314	$59,809	$128,748	$110,892
Industrial	37,571	17,234	48,973	40,927
Nonsegment expenses	(58,307)	(15,250)	(82,618)	(44,615)
Interest expense, net	(12,337)	(7,697)	(23,113)	(15,362)
Consolidated earnings before income taxes	$40,241	$54,096	$71,990	$91,842

Segment assets consist of accounts receivable, inventories, property, plant, and equipment, net, goodwill, and other intangibles, net. A summary of consolidated total assets by segment follows:

	March 31, 2023	September 30, 2022
Segment assets:
Aerospace	$1,817,510	$1,773,854
Industrial	1,510,413	1,380,446
Unallocated corporate property, plant and equipment, net	106,055	111,760
Other unallocated assets	577,555	540,386
Consolidated total assets	$4,011,533	$3,806,446

Note 24. Subsequent events

On April 26, 2023, the Board approved a cash dividend of $0.22 per share for the quarter, payable on June 5, 2023, for stockholders of record as of May 22, 2023.

On May 2, 2023, The Compensation Committee of the Board of Directors of the Company (the “Compensation Committee”) extended, for an additional 12-month period, the relocation benefits previously approved for Charles P. Blankenship, Jr., the Company’s Chairman and Chief Executive Officer.

Effective upon Mr. Blankenship’s appointment as CEO on May 9, 2022, and in order to accommodate a transition period for Mr. Blankenship and his family to relocate to the Fort Collins, Colorado area, the Compensation Committee previously authorized certain limited relocation benefits to Mr. Blankenship, which included the reimbursement of his commute between his current state of residence and Fort Collins, Colorado, as well as temporary housing, in each case for up to 12 months from his employment start date (the “Relocation Benefits”). To enable Mr. Blankenship to remain focused on his responsibilities to the Company, without increased distraction associated with a relocation process that has been delayed due to circumstances beyond Mr. Blankenship’s control, the Compensation Committee authorized an extension of the Relocation Benefits, which will now expire on May 9, 2024.

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

These forward-looking statements are only predictions and are subject to risks, uncertainties and assumptions that are difficult to predict. Factors that could cause actual results and the timing of certain events to differ materially from the forward-looking statements include, but are not limited to, risk factors described in Woodward's filings with the Securities and Exchange Commission, including its Annual Report on Form 10-K for the year ended September 30, 2022, which was filed on November 18, 2022, and other risks described in Woodward’s filings with the Securities and Exchange Commission.

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

OVERVIEW

Global Business Conditions

We continue to monitor a variety of external issues impacting our business, including the ongoing global supply chain and labor disruptions, rising labor costs, and material inflation which together have led to a challenging industry-wide operating environment. We remain focused on operational excellence initiatives, talent development, and innovation. We are unable to predict the full extent to which these issues will continue to adversely impact our business, including our operational performance, results of operations, cash flows, financial position, and the achievement of our strategic objectives. Such uncertainty may affect our ability to accurately predict our future performance and forecast our financial results.

During the first half of fiscal year 2023, we experienced continued robust demand for our products and services across aerospace and industrial markets; however, our financial performance continued to be adversely affected by the issues noted above. We are actively implementing strategies to mitigate our supply chain risk, reduce complexity, increase efficiency, and improve operational performance to better position us for future success. We remain focused on delivering further operational improvements to drive value for our shareholders. We also continue to assess the environment and are taking appropriate price actions in response to rising costs, we are executing multiple work streams to capture prices that better reflect the value we deliver.

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

Operational Highlights

Quarter and Year to Date Highlights

	Three-Months Ended March 31,		Six-Months Ended March 31,
	2023	2022	2023	2022
Net sales:
Aerospace segment	$437,017	$372,757	$832,702	$709,192
Industrial segment	281,197	214,082	504,131	419,233
Consolidated net sales	$718,214	$586,839	$1,336,833	$1,128,425

Earnings:
Aerospace segment	$73,314	$59,809	$128,748	$110,892
Segment earnings as a percent of segment net sales	16.8%	16.0%	15.5%	15.6%
Industrial segment	$37,571	$17,234	$48,973	$40,927
Segment earnings as a percent of segment net sales	13.4%	8.1%	9.7%	9.8%
Consolidated net earnings	$35,511	$47,906	$65,117	$78,211
Adjusted net earnings	$61,719	$46,610	$91,325	$82,901

Effective tax rate	11.8%	11.4%	9.5%	14.8%
Adjusted effective tax rate	17.8%	11.0%	14.5%	15.5%
Consolidated diluted earnings per share	$0.58	$0.74	$1.07	$1.21
Consolidated adjusted diluted earnings per share	$1.01	$0.72	$1.50	$1.28

Earnings before interest and taxes ("EBIT")	$52,578	$61,793	$95,103	$107,204
Adjusted EBIT	$87,454	$60,065	$129,979	$113,458
Earnings before interest, taxes, depreciation, and amortization ("EBITDA")	$82,531	$92,403	$154,360	$168,535
Adjusted EBITDA	$117,407	$90,675	$189,236	$174,789

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

Liquidity Highlights

Net cash provided by operating activities for the first half of fiscal year 2023 was $40,150, compared to $50,108 for the first half of fiscal year 2022. The decrease in net cash provided by operating activities in the first half of fiscal year 2023 compared to the first half of the prior fiscal year is primarily attributable to the timing of tax payments and working capital increases to support this year's anticipated growth.

For the first half of fiscal year 2023, free cash flow was negative $3,896, compared to free cash flow of $25,958 for the first half of fiscal year 2022. We define free cash flow as net cash flow from operating activities less payments for property, plant and equipment. The decrease in free cash flow for the first half of fiscal year 2023 as compared to the same period of the prior fiscal year was primarily due to increased capital expenditures. Adjusted free cash flow, which we define as free cash flow plus cash payments for costs related to business development activities and restructuring charges, was negative $1,060 for the first half of fiscal year 2023, compared to $27,233 for the first half of fiscal year 2022. Free cash flow and adjusted free cash flow are non-U.S. GAAP financial measures. A description of these measures as well as a reconciliation of these non-U.S. GAAP financial measures to the most directly comparable U.S. GAAP financial measures can be found under the caption “Non-U.S. GAAP Financial Measures” in this Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations.

At March 31, 2023, we held $129,427 in cash and cash equivalents and had total outstanding debt of $858,597. We have additional borrowing availability of $860,721, net of outstanding letters of credit, under our revolving credit agreement. At March 31, 2023, we also had additional borrowing capacity of $27,460 under various foreign lines of credit and foreign overdraft facilities.

RESULTS OF OPERATIONS

The following table sets forth condensed consolidated statements of earnings data as a percentage of net sales for each period indicated:

	Three-Months Ended				Six-Months Ended
	March 31, 2023	% of Net Sales	March 31, 2022	% of Net Sales	March 31, 2023	% of Net Sales	March 31, 2022	% of Net Sales
Net sales	$718,214	100%	$586,839	100%	$1,336,833	100%	$1,128,425	100%
Costs and expenses:
Cost of goods sold	559,149	77.9%	453,425	77.3%	1,051,812	78.7%	872,576	77.3%
Selling, general, and administrative expenses	75,578	10.5%	44,124	7.5%	138,765	10.4%	106,430	9.4%
Research and development costs	37,777	5.3%	32,384	5.5%	66,411	5.0%	57,776	5.1%
Restructuring charges	5,172	0.7%	—	0.0%	5,172	0.4%	—	0.0%
Interest expense	12,845	1.8%	8,197	1.4%	23,987	1.8%	16,503	1.5%
Interest income	(508)	(0.1)%	(500)	(0.1)%	(874)	(0.1)%	(1,141)	(0.1)%
Other (income) expense, net	(12,040)	(1.7)%	(4,887)	(0.8)%	(20,430)	(1.5)%	(15,561)	(1.4)%
Total costs and expenses	677,973	94.4%	532,743	90.8%	1,264,843	94.6%	1,036,583	91.9%
Earnings before income taxes	40,241	5.6%	54,096	9.2%	71,990	5.4%	91,842	8.1%
Income tax expense	4,730	0.7%	6,190	1.1%	6,873	0.5%	13,631	1.2%
Net earnings	$35,511	4.9%	$47,906	8.2%	$65,117	4.9%	$78,211	6.9%

Other select financial data:

	March 31, 2023	September 30, 2022
Working capital	$803,743	$772,856
Total debt	858,597	777,416
Total stockholders' equity	2,012,054	1,901,122

Net Sales

Consolidated net sales for the second quarter of fiscal year 2023 increased by $131,375, or 22.4%, compared to the same period of fiscal year 2022. Consolidated net sales for the first half of fiscal year 2023 increased by $208,408, or 18.5%, compared to the same period of fiscal year 2022.

Details of the changes in consolidated net sales are as follows:

	Three-Month Period	Six-Month Period
Consolidated net sales for the period ended March 31, 2022	$586,839	$1,128,425
Aerospace volume	41,747	78,727
Industrial volume	67,438	96,753
Noncash consideration	(3,883)	(4,357)
Effects of changes in price	39,882	70,144
Effects of changes in foreign currency rates	(13,809)	(32,859)
Consolidated net sales for the period ended March 31, 2023	$718,214	$1,336,833
In the Aerospace segment, the increase in net sales for the second quarter and first half of fiscal year 2023 as compared to the same periods of the prior fiscal year is primarily attributable to an increase in commercial OEM and aftermarket sales driven by continued recovery in passenger traffic, increasing aircraft utilization, and price realization, partially offset by lower defense OEM sales primarily driven by reduced demand for guided weapons.

In the Industrial segment, the increase in net sales for the second quarter and first half of fiscal year 2023 as compared to the same periods of the prior fiscal year is primarily attributable to volume increases across all markets, partially offset by unfavorable foreign currency impacts.

In recent quarters, we disclosed the dollar value impact of ongoing global supply chain and labor disruptions on segment net sales in our Aerospace and Industrial segments. We now are experiencing stabilization in our supply chain and labor force, and as a result, we have begun to gradually reduce our late deliveries. Because supply chain and labor disruptions are no longer creating material quarterly variability on our results, we do not intend to continue providing this measure, as it is no longer meaningful.

Costs and Expenses

Cost of goods sold increased by $105,724 to $559,149, or 77.9% of net sales, for the second quarter of fiscal year 2023, from $453,425, or 77.3% of net sales, for the second quarter of fiscal year 2022. Cost of goods sold increased by $179,236 to $1,051,812, or 78.7% of net sales, for the first half of fiscal year 2023, from $872,576, or 77.3% of net sales, for the first half of fiscal year 2022. The increase in cost of goods sold as a percentage of net sales in the second quarter and first half of fiscal year 2023 compared to the same periods of the prior fiscal year was primarily due to higher sales volume, net inflationary impacts on material and labor costs, as well as increases in manufacturing costs related to global supply chain and labor disruptions.

Gross margin (as measured by net sales less cost of goods sold, divided by net sales) was 22.1% for the second quarter of fiscal year 2023 and 21.3% for the first half of fiscal year 2023, compared to 22.7% for both the second quarter and the first half of fiscal year 2022. The decrease in gross margin for the second quarter and first half of fiscal year 2023 as compared to the same periods of the prior fiscal year is primarily attributable to higher sales volume, net inflationary impacts on material and labor costs, increases in manufacturing costs related to global supply chain and labor disruptions, as well as non-recurring, specific charges for excess and obsolete inventory and product rationalization.

Selling, general and administrative expenses increased by $31,454, or 71.3%, to $75,578 for the second quarter of fiscal year 2023, compared to $44,124 for the second quarter of fiscal year 2022. Selling, general, and administrative expenses as a percentage of net sales increased to 10.5% for the second quarter of fiscal year 2023, compared to 7.5% for the second quarter of fiscal year 2022. Selling, general, and administrative expenses increased by $32,335, or 30.4%, to $138,765 for the first half of fiscal year 2023, compared to $106,430 for the first half of fiscal year 2022. Selling, general, and administrative expenses as a percentage of net sales increased to 10.4% for the first half of fiscal year 2023, compared to 9.4% for the first half of fiscal year 2022. The increase in selling, general and administrative expenses for the second quarter and first half of fiscal year 2023 as compared to the same periods of the prior fiscal year is primarily due to increased annual variable incentive compensation costs, a non-recurring charge related to customer collections, and a product rationalization charge related to the write-off of an asset, which in each case did not occur in the prior fiscal periods.

Research and development costs increased by $5,393, or 16.7%, to $37,777 for the second quarter of fiscal year 2023, as compared to $32,384 for the second quarter of fiscal year 2022. The increase in research and development costs for the second quarter of fiscal year 2023 as compared to the same period of the prior fiscal year is primarily due to variability in the timing of projects and expenses. As a percentage of net sales, research and development costs decreased to 5.3% for the second quarter of fiscal year 2023, as compared to 5.5% for the same period of the prior fiscal year.

Research and development costs increased by $8,635, or 14.9%, to $66,411 for the first half of fiscal year 2023, as compared to $57,776 for the first half of fiscal year 2022. The increase in research and development costs, for the first half of fiscal year 2023 as compared to the same period of the prior fiscal year is primarily due to variability in the timing of projects and expenses. As a percentage of net sales, research and development costs decreased slightly to 5.0% for the first half of fiscal year 2023, as compared to 5.1% for the first half of fiscal year 2022.

Our research and development activities extend across almost all of our customer base, and we anticipate ongoing variability in research and development costs due to the timing of customer business needs on current and future programs.

Restructuring charges of $5,172 recognized in the second quarter of fiscal year 2023 primarily related to workforce management to better align the cost structure with the current market conditions. All of the restructuring charges recorded in fiscal year 2023 were recorded as nonsegment expenses and there were no such restructuring charges recorded in fiscal year 2022.

Interest expense increased by $4,648, or 56.7%, to $12,845 for the second quarter of fiscal year 2023, compared to $8,197 for the second quarter of fiscal year 2022. Interest expense as a percentage of net sales was 1.8% for the second quarter of fiscal year 2023, compared to 1.4% for the second quarter of fiscal year 2022. Interest expense increased by $7,484, or 45.3%, to $23,987 for the first half of fiscal year 2023, compared to $16,503 for the first half of fiscal year 2022. Interest expense as a percentage of net sales was 1.8% for the first half of fiscal year 2023, compared to 1.5% for the first half of fiscal year 2022. The increase in interest expense for the second quarter and first half of fiscal year 2023 as compared to the same periods of the prior fiscal year is primarily attributable to increased borrowings on the revolving credit facility that occurred during the second quarter and first half of fiscal 2023.

Other income increased by $7,153 to $12,040 for the second quarter of fiscal year 2023, compared to $4,887 for the second quarter of fiscal year 2022. Other income increased by $4,869 to $20,430 for the first half of fiscal year 2023, compared to $15,561 for the first half of fiscal year 2022. The increase in other income for the second quarter and first half of fiscal year 2023 as compared to the same periods of the prior fiscal year is primarily attributable to increased earnings in the joint venture and a gain on investments in our deferred compensation program, whereas a loss on investments were recognized in the prior fiscal year.

Income taxes were provided at an effective rate on earnings before income taxes of 11.8% for the second quarter and 9.5% for the first half of fiscal year 2023, and 11.4% for the second quarter and 14.8% for the first half of fiscal year 2022. The increase in the effective tax rate for the second quarter compared to the same period of the prior year is primarily attributable to a smaller stock-based compensation tax benefit, partially offset by larger state income tax credits and Foreign Derived Intangible Income benefit. The decrease in the effective tax rate for the first half of fiscal year 2023 compared to the same period of the prior year is primarily attributable to the release of uncertain tax positions, larger state income tax credits, and a larger Foreign Derived Intangible Income benefit, partially offset by a smaller stock-based compensation tax benefit.

Segment Results

The following table presents sales by segment:

	Three-Months Ended March 31,				Six-Months Ended March 31,
	2023		2022		2023		2022
Net sales:
Aerospace	$437,017	60.8%	$372,757	63.5%	$832,702	62.3%	$709,192	62.8%
Industrial	281,197	39.2%	214,082	36.5%	504,131	37.7%	419,233	37.2%
Consolidated net sales	$718,214	100%	$586,839	100%	$1,336,833	100%	$1,128,425	100%

The following table presents earnings by segment and reconciles segment earnings to consolidated net earnings:

	Three-Months Ended March 31,		Six-Months Ended March 31,
	2023	2022	2023	2022
Aerospace	$73,314	$59,809	$128,748	$110,892
Industrial	37,571	17,234	48,973	40,927
Nonsegment expenses	(58,307)	(15,250)	(82,618)	(44,615)
Interest expense, net	(12,337)	(7,697)	(23,113)	(15,362)
Consolidated earnings before income taxes	40,241	54,096	71,990	91,842
Income tax expense	(4,730)	(6,190)	(6,873)	(13,631)
Consolidated net earnings	$35,511	$47,906	$65,117	$78,211

The following table presents segment earnings as a percent of segment net sales:

	Three-Months Ended March 31,		Six-Months Ended March 31,
	2023	2022	2023	2022
Aerospace	16.8%	16.0%	15.5%	15.6%
Industrial	13.4%	8.1%	9.7%	9.8%

Aerospace

Aerospace segment net sales increased by $64,260, or 17.2%, to $437,017 for the second quarter of fiscal year 2023, compared to $372,757 for the second quarter of fiscal year 2022. Aerospace segment net sales increased by $123,510, or 17.4%, to $832,702 for the first half of fiscal year 2023, compared to $709,192 for the first half of fiscal year 2022. The increase in Aerospace segment net sales in the second quarter and first half of fiscal year 2023 as compared to the same periods of the prior fiscal year is primarily due to higher commercial OEM and aftermarket sales as well as price realization, partially offset by the reduced demand for guided weapons.

Defense OEM sales decreased in the second quarter and first half of fiscal year 2023 as compared to the same periods of the prior fiscal year, primarily driven by the reduced demand for guided weapons. However, with the exception of guided weapons, defense OEM demand remained stable at elevated levels. Our defense aftermarket sales increased in the second quarter and first half of fiscal year 2023 compared to the same period of the prior fiscal year, primarily driven by increased defense budgets resulting in operations and maintenance upgrades.

Aerospace segment earnings increased by $13,505, or 22.6%, to $73,314 for the second quarter of fiscal year 2023, compared to $59,809 for the second quarter of fiscal year 2022. Aerospace segment earnings increased by $17,856, or 16.1%, to $128,748 for the first half of fiscal year 2023, compared to $110,892 for the first half of fiscal year 2022.

The increase in Aerospace segment earnings for the second quarter and first half of fiscal year 2023 as compared to the same periods of the prior fiscal year was due to the following:

	Three-Month Period	Six-Month Period
Earnings for the period ended March 31, 2022	$59,809	$110,892
Sales volume	17,591	34,272
Price, sales mix, inflation and productivity	7,171	13,811
Manufacturing costs related to hiring and training	(5,196)	(11,014)
Annual variable incentive compensation costs	(4,586)	(12,252)
Other, net	(1,475)	(6,961)
Earnings for the period ended March 31, 2023	$73,314	$128,748

Aerospace segment earnings as a percentage of segment net sales were 16.8% for the second quarter and 15.5% for the first half of fiscal year 2023, compared to 16.0% for the second quarter and 15.6% for the first half of fiscal year 2022.

Industrial

Industrial segment net sales increased by $67,115, or 31.4%, to $281,197 for the second quarter of fiscal year 2023, compared to $214,082 for the second quarter of fiscal year 2022. Industrial segment net sales increased by $84,898, or 20.3%, to $504,131 for the first half of fiscal year 2023, compared to $419,233 for the first half of fiscal year 2022. The increase in Industrial segment net sales in the second quarter and first half of fiscal year 2023 as compared to the same periods of the prior fiscal year was primarily attributable to volume increases across all markets, partially offset by unfavorable foreign currency impacts of $11,426 in the second quarter and $28,092 in the first half of fiscal year 2023.

Industrial segment earnings increased by $20,337, or 118.0%, to $37,571 for the second quarter of fiscal year 2023, compared to $17,234 for the second quarter of fiscal year 2022. Segment earnings increased by $8,046, or 19.7%, to $48,973 for the first half of fiscal year 2023, compared to $40,927 for the first half of fiscal year 2022.

The increase in Industrial segment earnings for the second quarter and first half of fiscal year 2023 compared to the same periods of the prior fiscal year was due to the following:

	Three-Month Period	Six-Month Period
Earnings for the period ended March 31, 2022	$17,234	$40,927
Sales volume	30,104	42,739
Price, sales mix, inflation and productivity	3,242	(3,846)
Manufacturing costs related to hiring and training	(5,600)	(10,193)
Effects of changes in foreign currency rates	(3,356)	(7,956)
Annual variable incentive compensation costs	(3,687)	(7,651)
Other, net	(366)	(5,047)
Earnings for the period ended March 31, 2023	$37,571	$48,973

Industrial segment earnings as a percentage of segment net sales were 13.4% for the second quarter and 9.7% for the first half of fiscal year 2023, compared to 8.1% for the second quarter and 9.8% for the first half of fiscal year 2022.

Nonsegment

Nonsegment expenses increased by $43,057 to $58,307 for the second quarter of fiscal year 2023, compared to $15,250 for the second quarter of fiscal year 2022. Nonsegment expenses increased by $38,003 to $82,618 for the first half of fiscal year 2023, compared to $44,615 for the first half of fiscal year 2022. Nonsegment expenses for the second quarter and first half of fiscal year 2023 included a specific charge for excess and obsolete inventory of $11,995, a product rationalization charge of $10,504, a restructuring charge of $5,172, a non-recurring charge related to customer collections of $4,997, and certain non-restructuring separation costs of $2,208. Excluding these charges from 2023, nonsegment expenses increased by $8,181 and $3,127 in the second quarter and first half of fiscal year 2023, respectively, compared to the second quarter and first half of fiscal year 2022.

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

At March 31, 2023, we had total outstanding debt of $858,597 consisting of various series of unsecured notes due between 2023 and 2033 and obligations under our finance leases.

At March 31, 2023, we had $130,500 outstanding on our revolving credit facility, all of which is classified as short-term borrowings based on our intent and ability to repay this amount in the next twelve months. Revolving credit facility and short-term borrowing activity during the six-months ended March 31, 2023 were as follows:

Maximum daily balance during the period	$317,800
Average daily balance during the period	$241,014
Weighted average interest rate on average daily balance	5.41%

At March 31, 2023, we had additional borrowing availability of $860,721 under our revolving credit facility, net of outstanding letters of credit, and additional borrowing availability of $27,460 under various foreign credit facilities.

To our knowledge, we were in compliance with all our debt covenants as of March 31, 2023. See Note 15, Credit facilities, short-term borrowings and long-term debt in the Notes to the Consolidated Financial Statements included in Part II, Item 8 of our most recently filed Form 10-K, for more information about our covenants.

In addition to utilizing our cash resources to fund the working capital needs of our business, we evaluate additional strategic uses of our funds, including the repurchase of our common stock, payment of dividends, significant capital expenditures, consideration of strategic acquisitions, and other potential uses of cash.

From time to time, the Company enters into various factoring agreements with third-party financial institutions to sell certain of its receivables. Factoring activity resulted in an increase of approximately $1,569 in cash provided by operating activities during the six-months ended March 31, 2023, compared to an increase in cash provided by operating activities of approximately $25,759 during the six-months ended March 31, 2022.

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

In November 2019, the Board had authorized a program for the repurchase of up to $500,000 of Woodward’s outstanding shares of common stock on the open market or in privately negotiated transactions over a three-year period that was scheduled to expire in November 2022 (the “2019 Authorization”). During the first half of fiscal year 2022, we repurchased 233 shares of our common stock for $26,742 under the 2019 Authorization. We repurchased no shares under the 2019 Authorization during the first half of fiscal year 2023.

In January 2022, the Board terminated the 2019 Authorization and concurrently authorized a program for the repurchase of up to $800,000 of Woodward’s outstanding shares of common stock on the open market or in privately negotiated transactions over a two-year period ending in January 2024 (the “2022 Authorization”). During the first half of fiscal year 2023, we repurchased 274 shares of our common stock for $26,369 under the 2022 Authorization, as compared to 2,047 shares of our common stock for $245,357 under the 2022 Authorization during the first half of fiscal year 2022.

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

Cash Flows

	Six-Months Ended March 31,
	2023	2022
Net cash provided by operating activities	$40,150	$50,108
Net cash (used in) investing activities	(35,236)	(12,848)
Net cash provided by (used in) financing activities	24,337	(276,834)
Effect of exchange rate changes on cash and cash equivalents	(7,668)	(533)
Net change in cash and cash equivalents	21,583	(240,107)
Cash and cash equivalents, including restricted cash, at beginning of year	107,844	448,462
Cash and cash equivalents, including restricted cash, at end of period	$129,427	$208,355

Net cash flows provided by operating activities for the first half of fiscal year 2023 was $40,150, compared to $50,108 for the same period of fiscal year 2022. The decrease in net cash provided by operating activities in the first half of fiscal year 2023 as compared to the first half of the prior fiscal year is primarily attributable to timing of tax payments and working capital increases to support this year's anticipated growth.

Net cash flows used in investing activities for the first half of fiscal year 2023 was $35,236, compared to $12,848 for the same period of fiscal year 2022. The increase in cash flows used in investing activities in the first half of fiscal year 2023 as compared to the first half of the prior fiscal year is primarily due to increased payments for property, plant and equipment.

Net cash flows provided by financing activities for the first half of fiscal year 2023 was $24,337, compared to net cash flows used in financing activities of $276,834 for the same period of fiscal year 2022. The increase in net cash flows provided by financing activities in the first half of fiscal year 2023 as compared to the first half of the prior fiscal year is primarily attributable to the change in net debt borrowings, partially offset by a decrease in repurchases of common stock. During the first half of fiscal year 2023, we had net debt borrowings in the amount of $63,412, while we had net debt payments of $564 in the first half of fiscal year 2022. During the first half of fiscal year 2023, we made $26,369 of cash repurchases of common stock, as compared to $273,535 of cash repurchases of common stock during the first half of fiscal year 2022.

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

Earnings based non‐U.S. GAAP financial measures

Adjusted net earnings is defined by the Company as net earnings excluding, as applicable, (i) a specific charge for excess and obsolete inventory, (ii) product rationalization, (iii) a restructuring charge, (iv) a non-recurring charge related to customer collections, (v) certain non-restructuring separation costs, (vi) a charge and partial reversal in connection with a non-recurring matter unrelated to the ongoing operations of the business, and (vii) costs related to business development activities. The product rationalization adjustment pertains to a non-recurring write-off of inventory and assets related to the elimination of certain product lines. The specific charge for excess and obsolete inventory pertains to a non-recurring process change that resulted in the identification and write down of certain excess inventory unrelated to product rationalization. The non-recurring charge related to customer collections pertains to a discrete process issue that was identified and corrected. The Company believes that these excluded items are short‐term in nature, not directly related to the ongoing operations of the business, and therefore, the exclusion of them illustrates more clearly how the underlying business of Woodward is performing. Management uses adjusted net earnings to evaluate the Company’s performance excluding these infrequent or unusual period expenses that are not necessarily indicative of the Company’s operating performance for the period. Management defines adjusted earnings per share as adjusted net earnings, as defined above, divided by the weighted‐average number of diluted shares of common stock outstanding for the period. Management uses both adjusted net earnings and adjusted earnings per share when comparing operating performance to other periods which may not have similar, infrequent or unusual charges.

The reconciliation of net earnings and earnings per share to adjusted net earnings and adjusted earnings per share, respectively, is shown in the tables below:

	Three-Months Ended March 31,
	2023		2022
	Net Earnings	Earnings Per Share	Net Earnings	Earnings Per Share
Net earnings (U.S. GAAP)	$35,511	$0.58	$47,906	$0.74
Non-U.S. GAAP adjustments, net of tax:
Specific charge for excess and obsolete inventory	9,016	0.15	—	—
Product rationalization	7,896	0.13	—	—
Restructuring charge	3,874	0.06	—	—
Non-recurring charge related to customer collections	3,761	0.06	—	—
Certain non-restructuring separation costs	1,661	0.03	—	—
Non-recurring matter unrelated to the ongoing operations of the business	—	—	(1,296)	(0.02)
Business development activities	—	—	—	—
Non-U.S. GAAP adjustments	26,208	0.43	(1,296)	(0.02)
Adjusted net earnings (Non-U.S. GAAP)	$61,719	$1.01	$46,610	$0.72

	Six-Months Ended March 31,
	2023		2022
	Net Earnings	Earnings Per Share	Net Earnings	Earnings Per Share
Earnings per share (U.S. GAAP)	$65,117	$1.07	$78,211	$1.21
Non-U.S. GAAP adjustments, net of tax:
Specific charge for excess and obsolete inventory	9,016	0.15	—	—
Product rationalization	7,896	0.13	—	—
Restructuring charge	3,874	0.06	—	—
Non-recurring charge related to customer collections	3,761	0.06	—	—
Certain non-restructuring separation costs	1,661	0.03	—	—
Non-recurring matter unrelated to the ongoing operations of the business	—	—	2,454	0.04
Business development activities	—	—	2,236	0.03
Total non-U.S. GAAP adjustments	26,208	0.43	4,690	0.07
Adjusted earnings per share (Non-U.S. GAAP)	$91,325	$1.50	$82,901	$1.28

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

Adjusted EBIT and adjusted EBITDA represent further non-U.S. GAAP adjustments to EBIT and EBITDA, in each case adjusted to exclude, as applicable, (i) a specific charge for excess and obsolete inventory, (ii) product rationalization, (iii) a restructuring charge, (iv) a non-recurring charge related to customer collections, (v) certain non-restructuring separation costs, (vi) a charge and partial reversal in connection with a non-recurring matter unrelated to the ongoing operations of the business, and (vii) costs related to business development activities. The product rationalization adjustment pertains to a non-recurring write-off of inventory and assets related to the elimination of certain product lines. The specific charge for excess and obsolete inventory pertains to a non-recurring process change that resulted in the identification and write down of certain excess inventory unrelated to product rationalization. The non-recurring charge related to customer collections pertains to a discrete process issue that was identified and corrected. As these charges are infrequent or unusual items that can be variable from period to period and do not fluctuate with operating results, management believes removing these gains and charges from EBIT and EBITDA improves comparability of past, present, and future operating results and provides consistency when comparing EBIT and EBITDA between periods.

EBIT and adjusted EBIT reconciled to net earnings were as follows:

	Three-Months Ended March 31,		Six-Months Ended March 31,
	2023	2022	2023	2022
Net earnings (U.S. GAAP)	$35,511	$47,906	$65,117	$78,211
Income tax expense	4,730	6,190	6,873	13,631
Interest expense	12,845	8,197	23,987	16,503
Interest income	(508)	(500)	(874)	(1,141)
EBIT (Non-U.S. GAAP)	52,578	61,793	95,103	107,204
Non-U.S. GAAP adjustments:
Specific charge for excess and obsolete inventory	11,995	—	11,995	—
Product rationalization	10,504	—	10,504	—
Restructuring charge	5,172	—	5,172	—
Non-recurring charge related to customer collections	4,997	—	4,997	—
Certain non-restructuring separation costs	2,208	—	2,208	—
Non-recurring matter unrelated to the ongoing operations of the business	—	(1,728)	—	3,272
Business development activities	—	—	—	2,982
Total non-U.S. GAAP adjustments	34,876	(1,728)	34,876	6,254
Adjusted EBIT (Non-U.S. GAAP)	$87,454	$60,065	$129,979	$113,458

EBITDA and adjusted EBITDA reconciled to net earnings were as follows:

	Three-Months Ended March 31,		Six-Months Ended March 31,
	2023	2022	2023	2022
Net earnings (U.S. GAAP)	$35,511	$47,906	$65,117	$78,211
Income tax expense	4,730	6,190	6,873	13,631
Interest expense	12,845	8,197	23,987	16,503
Interest income	(508)	(500)	(874)	(1,141)
Amortization of intangible assets	9,418	9,587	18,596	19,275
Depreciation expense	20,535	21,023	40,661	42,056
EBITDA (Non-U.S. GAAP)	82,531	92,403	154,360	168,535
Non-U.S. GAAP adjustments:
Specific charge for excess and obsolete inventory	11,995	—	11,995	—
Product rationalization	10,504	—	10,504	—
Restructuring charge	5,172	—	5,172	—
Non-recurring charge related to customer collections	4,997	—	4,997	—
Certain non-restructuring separation costs	2,208	—	2,208	—
Non-recurring matter unrelated to the ongoing operations of the business	—	(1,728)	—	3,272
Business development activities	—	—	—	2,982
Total non-U.S. GAAP adjustments	34,876	(1,728)	34,876	6,254
Adjusted EBITDA (Non-U.S. GAAP)	$117,407	$90,675	$189,236	$174,789

The use of these non-U.S. GAAP financial measures is not intended to be considered in isolation of, or as a substitute for, the financial information prepared and presented in accordance with U.S. GAAP. As adjusted net earnings, adjusted net earnings per share, adjusted effective tax rate, EBIT, adjusted EBIT, EBITDA, and adjusted EBITDA exclude certain financial information compared with net earnings, the most directly comparable U.S. GAAP financial measure, users of this financial information should consider the information that is excluded. Our calculations of adjusted net earnings, adjusted net earnings per share, adjusted effective tax rate, EBIT, adjusted EBIT, EBITDA, and adjusted EBITDA may differ from similarly titled measures used by other companies, limiting their usefulness as comparative measures.

Cash flow‐based non‐U.S. GAAP financial measures

Management uses free cash flow, which is defined by the Company as net cash flows provided by operating activities less payments for property, plant, and equipment, in reviewing the financial performance of and cash generation by Woodward’s various business groups and evaluating cash levels. We believe free cash flow is a useful measure for investors because it portrays our ability to grow organically and generate cash from our businesses for purposes such as paying interest on our indebtedness, repaying maturing debt, funding business acquisitions, purchasing our common stock, paying dividends, and investing in additional research and development. In addition, securities analysts, investors, and others frequently use free cash flow in their evaluation of companies. Adjusted free cash flow represents a further non-U.S. GAAP adjustment to free cash flow to exclude the effect of cash paid for business development activities and restructuring activities. Management believes that excluding these infrequent or unusual items from free cash flow better portrays our ability to generate cash, as such items are not indicative of the Company’s operating performance for the period.

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

Free cash flow and adjusted free cash flow reconciled to net cash provided by operating activities were as follows:

	Six-Months Ended March 31,
	2023	2022
Net cash provided by operating activities (U.S. GAAP)	$40,150	$50,108
Payments for property, plant and equipment	(44,046)	(24,150)
Free cash flow (Non-U.S. GAAP)	$(3,896)	$25,958
Cash paid for business development activities	—	770
Cash paid for restructuring charges	2,836	505
Adjusted free cash flow (Non-U.S. GAAP)	$(1,060)	$27,233

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

Chip P. Blankenship, Jr. and Mark D. Hartman evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15 under the Securities Exchange Act of 1934, as amended, or the Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on their evaluations, they concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2023.

There have not been any changes in our internal controls over financial reporting during the quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities (In thousands, except for shares and per share amounts)	Total Number of Shares Purchased	Weighted Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares that may yet be Purchased under the Plans or Programs at Period End (1)
January 1, 2023 through January 31, 2023 (2)	191	$102.26	—	$327,590
February 1, 2023 through February 28, 2023 (2)	226	99.00	—	327,590
March 1, 2023 through March 31, 2023 (2)	—	—	—	327,590

(1)
In January 2022, the Board terminated the 2019 Authorization and concurrently authorized a program for the repurchase of up to $800,000 of Woodward’s outstanding shares of common stock on the open market or in privately negotiated transactions over a two-year period ending in January 2024 (the “2022 Authorization”).
(2)
Under a trust established for the purposes of administering the Woodward Executive Benefit Plan, 191 shares of common stock were acquired in January 2023, no shares of common stock were acquired in February 2023, and no shares of common stock were acquired in March 2023 on the open market related to the deferral of compensation by certain eligible members of Woodward’s management who irrevocably elected to invest some or all of their deferred compensation in Woodward common stock. In addition, 226 shares of common stock were acquired in February 2023 on the open market related to the reinvestment of dividends for shares of treasury stock held for deferred compensation. Shares owned by the trust, which is a separate legal entity, are included in "Treasury stock held for deferred compensation" in the Condensed Consolidated Balance Sheets.

Item 6. Exhibits

Exhibits filed as part of this Report are listed in the Exhibit Index.

WOODWARD, INC.

EXHIBIT INDEX

	Exhibit Number	Description
*	31.1	Rule 13a-14(a)/15d-14(a) certification of Charles P. Blankenship, Jr.
*	31.2	Rule 13a-14(a)/15d-14(a) certification of Mark D. Hartman
*	32.1	Section 1350 certifications
*	101

The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Earnings, (iii) Condensed Consolidated Statements of Comprehensive Earnings, (iv) Condensed Consolidated Statements of Cash Flows, (v) Condensed Consolidated Statements of Stockholders’ Equity, and (vi) Notes to Condensed Consolidated Financial Statements.

*	104	Cover page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed as an exhibit to this Report

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WOODWARD, INC.
Date: May 5, 2023	/s/ Charles P. Blankenship, Jr.
Charles P. Blankenship, Jr.
Chairman of the Board, Chief Executive Officer, and President (on behalf of the registrant and as the registrant’s Principal Executive Officer)

Date: May 5, 2023	/s/ Mark D. Hartman
Mark D. Hartman
Chief Financial Officer (on behalf of the registrant and as the registrant’s Principal Financial and Accounting Officer)