Form 10-Q
period 2023-06-30
Woodward, Inc.
filed 2023-08-04
CIK 108312

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

or

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

Yes ☐ No ☒

As of August 3, 2023, 60,417,600 shares of the registrant’s common stock with a par value of $0.001455 per share were outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

WOODWARD, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Net sales	$800,663	$614,332	$2,137,496	$1,742,757
Costs and expenses:
Cost of goods sold	596,251	480,403	1,649,473	1,352,979
Selling, general and administrative expenses	64,983	46,490	203,748	152,920
Research and development costs	35,033	32,224	100,034	90,000
Restructuring charges	—	—	5,172	—
Interest expense	12,175	8,533	36,162	25,036
Interest income	(516)	(353)	(1,390)	(1,494)
Other (income) expense, net	(13,001)	(3,252)	(33,431)	(18,813)
Total costs and expenses	694,925	564,045	1,959,768	1,600,628
Earnings before income taxes	105,738	50,287	177,728	142,129
Income tax expense	21,139	10,841	28,012	24,472
Net earnings	$84,599	$39,446	$149,716	$117,657

Earnings per share:
Basic earnings per share	$1.41	$0.65	$2.50	$1.90
Diluted earnings per share	$1.37	$0.64	$2.44	$1.84

Weighted Average Common Shares Outstanding:
Basic	60,056	60,506	59,843	62,052
Diluted	61,591	62,088	61,250	63,937

See accompanying Notes to Condensed Consolidated Financial Statements

WOODWARD, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS

(In thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Net earnings	$84,599	$39,446	$149,716	$117,657

Other comprehensive earnings:
Foreign currency translation adjustments	(5,654)	(27,648)	33,068	(34,707)
Net gain (loss) on foreign currency transactions designated as hedges of net investments in foreign subsidiaries	139	2,887	(4,293)	4,631
Taxes on changes in foreign currency translation adjustments	(353)	(2,424)	1,919	(3,873)
Foreign currency translation and transactions adjustments, net of tax	(5,868)	(27,185)	30,694	(33,949)

Unrealized (loss) gain on fair value adjustment of derivative instruments	(9,389)	34,207	(44,073)	58,987
Reclassification of net realized loss (gain) on derivatives to earnings	(1,429)	(26,968)	44,377	(43,299)
Taxes on changes in derivative transactions	433	(254)	99	(549)
Derivative adjustments, net of tax	(10,385)	6,985	403	15,139

Amortization of pension and other postretirement plan:
Net prior service cost	179	252	539	754
Net (gain) loss	(212)	177	(615)	551
Foreign currency exchange rate changes on pension and other postretirement benefit plan liabilities	(116)	1,834	395	2,456
Taxes on changes in pension and other postretirement benefit plan liability adjustments, net of foreign currency exchange rate changes	92	(668)	219	(1,074)
Pension and other postretirement benefit plan adjustments, net of tax	(57)	1,595	538	2,687
Total comprehensive earnings	$68,289	$20,841	$181,351	$101,534

See accompanying Notes to Condensed Consolidated Financial Statements

WOODWARD, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

(Unaudited)

	June 30,	September 30,
	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$114,107	$107,844
Accounts receivable, less allowance for uncollectible amounts of $8,700 and $3,922, respectively	732,805	609,964
Inventories	531,834	514,287
Income taxes receivable	37,973	5,179
Other current assets	73,758	74,695
Total current assets	1,490,477	1,311,969
Property, plant and equipment, net	910,544	910,472
Goodwill	798,575	772,559
Intangible assets, net	472,894	460,580
Deferred income tax assets	25,133	23,447
Other assets	311,940	327,419
Total assets	$4,009,563	$3,806,446
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Short-term debt	$23,500	$66,800
Current portion of long-term debt	75,914	856
Accounts payable	223,091	230,519
Income taxes payable	43,220	34,655
Accrued liabilities	220,934	206,283
Total current liabilities	586,659	539,113
Long-term debt, less current portion	651,443	709,760
Deferred income tax liabilities	138,180	127,195
Other liabilities	547,491	529,256
Total liabilities	1,923,773	1,905,324
Commitments and contingencies (Note 22)
Stockholders' equity:
Preferred stock, par value $0.003 per share, 10,000 shares authorized, no shares issued	—	—
Common stock, par value $0.001455 per share, 150,000 shares authorized, 72,960 shares issued	106	106
Additional paid-in capital	326,712	293,540
Accumulated other comprehensive losses	(60,928)	(92,563)
Deferred compensation	2,817	6,781
Retained earnings	2,839,187	2,727,233
	3,107,894	2,935,097
Treasury stock at cost, 12,754 shares and 13,207 shares, respectively	(1,019,287)	(1,027,194)
Treasury stock held for deferred compensation, at cost, 56 shares and, 139 shares, respectively	(2,817)	(6,781)
Total stockholders' equity	2,085,790	1,901,122
Total liabilities and stockholders' equity	$4,009,563	$3,806,446

See accompanying Notes to Condensed Consolidated Financial Statements

WOODWARD, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net earnings	$149,716	$117,657
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	89,301	91,258
Net loss (gain) on sales of assets and businesses	672	(1,545)
Stock-based compensation	19,369	17,136
Deferred income taxes	545	(56)
Changes in operating assets and liabilities:
Trade accounts receivable	(69,628)	(6,745)
Unbilled receivables (contract assets)	(49,890)	(64,892)
Costs to fulfill a contract	(9,279)	(13,541)
Inventories	(7,443)	(93,818)
Accounts payable and accrued liabilities	23,303	36,117
Contract liabilities	15,229	8,420
Income taxes	(29,635)	5,277
Retirement benefit obligations	(779)	(3,442)
Other	24,149	(5,810)
Net cash provided by operating activities	155,630	86,016

Cash flows from investing activities:
Payments for purchase of property, plant, and equipment	(57,142)	(37,105)
Proceeds from sale of assets	477	4
Proceeds from sale of the renewable power systems business and other related business	—	6,000
Business acquisition, net of cash acquired	878	—
Payments for short-term investments	(6,109)	(9,619)
Proceeds from sales of short-term investments	7,692	11,305
Net cash (used in) investing activities	(54,204)	(29,415)

Cash flows from financing activities:
Cash dividends paid	(37,762)	(33,572)
Proceeds from sales of treasury stock	26,888	20,283
Payments for repurchases of common stock	(26,369)	(440,233)
Borrowings on revolving lines of credit and short-term borrowings	1,538,900	477,400
Payments on revolving lines of credit and short-term borrowings	(1,582,200)	(428,200)
Payments of debt financing costs	(2,236)	—
Payments of long-term debt and finance lease obligations	(536)	(644)
Net cash (used in) financing activities	(83,315)	(404,966)
Effect of exchange rate changes on cash and cash equivalents	(11,848)	(396)
Net change in cash and cash equivalents	6,263	(348,761)
Cash and cash equivalents, including restricted cash, at beginning of year	107,844	448,462
Cash and cash equivalents, including restricted cash, at end of period	$114,107	$99,701

See accompanying Notes to Condensed Consolidated Financial Statements

WOODWARD, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

(Unaudited)

	Number of shares			Stockholders' equity
						Accumulated other comprehensive (loss) earnings
	Common stock	Treasury stock	Treasury stock held for deferred compensation	Common stock	Additional paid-in capital	Foreign currency translation adjustments	Unrealized derivative gains (losses)	Minimum retirement benefit liability adjustments	Total accumulated other comprehensive (loss) earnings	Deferred compensation	Retained earnings	Treasury stock at cost	Treasury stock held for deferred compensation	Total stockholders' equity
Balances as of April 1, 2022	72,960	(11,427)	(140)	$106	$287,766	$(39,668)	$(17,443)	$(6,026)	$(63,137)	$6,678	$2,656,590	$(829,446)	$(6,678)	$2,051,879
Net earnings	—	—	—	—	—	—	—	—	—	—	39,446	—	—	39,446
Other comprehensive earnings (loss), net of tax	—	—	—	—	—	(27,185)	6,985	1,595	(18,605)	—	—	—	—	(18,605)
Cash dividends paid ($0.1900 per share)	—	—	—	—	—	—	—	—	—	—	(11,438)	—	—	(11,438)
Sales of treasury stock	—	18	—	—	(45)	—	—	—	—	—	—	815	—	770
Purchase of treasury stock	—	(1,394)	—	—	—	—	—	—	—	—	—	(155,618)	—	(155,618)
Stock-based compensation	—	—	—	—	3,179	—	—	—	—	—	—	—	—	3,179
Purchases/transfers of stock by/to deferred compensation	—	—	(1)	—	—	—	—	—	—	68	—	—	(68)	—
Distribution of stock from deferred compensation plan	—	—	1	—	—	—	—	—	—	15	—	—	(15)	—
Balances as of June 30, 2022	72,960	(12,803)	(140)	$106	$290,900	$(66,853)	$(10,458)	$(4,431)	$(81,742)	$6,761	$2,684,598	$(984,249)	$(6,761)	$1,909,613

Balances as of April 1, 2023	72,960	(13,022)	(67)	$106	$321,441	$(49,932)	$4,573	$741	$(44,618)	$3,319	$2,767,813	$(1,032,688)	$(3,319)	$2,012,054
Net earnings	—	—	—	—	—	—	—	—	—	—	84,599	—	—	84,599
Other comprehensive earnings (loss), net of tax	—	—	—	—	—	(5,868)	(10,385)	(57)	(16,310)	—	—	—	—	(16,310)
Cash dividends paid ($0.2200 per share)	—	—	—	—	—	—	—	—	—	—	(13,225)	—	—	(13,225)
Sales of treasury stock	—	268	—	—	1,440	—	—	—	—	—	—	13,401	—	14,841
Stock-based compensation	—	—	—	—	3,831	—	—	—	—	—	—	—	—	3,831
Purchases/transfers of stock by/to deferred compensation	—	—	—	—	—	—	—	—	—	34	—	—	(34)	—
Distribution of stock from deferred compensation plan	—	—	11	—	—	—	—	—	—	(536)	—	—	536	—
Balances as of June 30, 2023	72,960	(12,754)	(56)	$106	$326,712	$(55,800)	$(5,812)	$684	$(60,928)	$2,817	$2,839,187	$(1,019,287)	$(2,817)	$2,085,790

See accompanying Notes to Condensed Consolidated Financial Statements

WOODWARD, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

(Unaudited)

	Number of shares			Stockholders' equity
						Accumulated other comprehensive (loss) earnings
	Common stock	Treasury stock	Treasury stock held for deferred compensation	Common stock	Additional paid-in capital	Foreign currency translation adjustments	Unrealized derivative gains (losses)	Minimum retirement benefit liability adjustments	Total accumulated other comprehensive (loss) earnings	Deferred compensation	Retained earnings	Treasury stock at cost	Treasury stock held for deferred compensation	Total stockholders' equity

Balances as of September 30, 2021	72,960	(9,702)	(167)	$106	$261,735	$(32,904)	$(25,597)	$(7,118)	(65,619)	$7,949	$2,600,513	$(581,954)	$(7,949)	$2,214,781
Net earnings	—	—	—	—	—	—	—	—	—	—	117,657	—	—	117,657
Other comprehensive earnings (loss), net of tax	—	—	—	—	—	(33,949)	15,139	2,687	(16,123)	—	—	—	—	(16,123)
Cash dividends paid ($0.5425 per share)	—	—	—	—	—	—	—	—	—	—	(33,572)	—	—	(33,572)
Sales of treasury stock	—	423	—	—	1,428	—	—	—	—	—	—	18,855	—	20,283
Common shares issued for benefit plans	—	150	—	—	10,601	—	—	—	—	—	—	6,567	—	17,168
Purchase of treasury stock	—	(3,674)	—	—	—	—	—	—	—	—	—	(427,717)	—	(427,717)
Stock-based compensation	—	—	—	—	17,136	—	—	—	—	—	—	—	—	17,136
Purchases/transfers of stock by/to deferred compensation	—	—	(2)	—	—	—	—	—	—	183	—	—	(183)	—
Distribution of stock from deferred compensation plan	—	—	29	—	—	—	—	—	—	(1,371)	—	—	1,371	—
Balances as of June 30, 2022	72,960	(12,803)	(140)	$106	$290,900	$(66,853)	$(10,458)	$(4,431)	$(81,742)	$6,761	$2,684,598	$(984,249)	$(6,761)	$1,909,613

Balances as of September 30, 2022	72,960	(13,207)	(139)	$106	$293,540	$(86,494)	$(6,215)	$146	$(92,563)	$6,781	$2,727,233	$(1,027,194)	$(6,781)	$1,901,122
Net earnings	—	—	—	—	—	—	—	—	—	—	149,716	—	—	149,716
Other comprehensive earnings (loss), net of tax	—	—	—	—	—	30,694	403	538	31,635	—	—	—	—	31,635
Cash dividends paid ($0.6300 per share)	—	—	—	—	—	—	—	—	—	—	(37,762)	—	—	(37,762)
Sales of treasury stock	—	538	—	—	2,860	—	—	—	—	—	—	25,752	—	28,612
Common shares issued for benefit plans	—	189	—	—	10,943	—	—	—	—	—	—	8,524	—	19,467
Purchase of treasury stock	—	(274)	—	—	—	—	—	—	—	—	—	(26,369)	—	(26,369)
Stock-based compensation	—	—	—	—	19,369	—	—	—	—	—	—	—	—	19,369
Purchases/transfers of stock by/to deferred compensation	—	—	(1)	—	—	—	—	—	—	146	—	—	(146)	—
Distribution of stock from deferred compensation plan	—	—	84	—	—	—	—	—	—	(4,110)	—	—	4,110	—
Balances as of June 30, 2023	72,960	(12,754)	(56)	$106	$326,712	$(55,800)	$(5,812)	$684	$(60,928)	$2,817	$2,839,187	$(1,019,287)	$(2,817)	$2,085,790
See accompanying Notes to Condensed Consolidated Financial Statements

WOODWARD, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

(Unaudited)

Note 1. Basis of presentation

The Condensed Consolidated Financial Statements of Woodward, Inc. (“Woodward” or the “Company”) as of June 30, 2023 and for the three and nine months ended June 30, 2023 and 2022, included herein, have not been audited by an independent registered public accounting firm. These unaudited Condensed Consolidated Financial Statements reflect all normal recurring adjustments that, in the opinion of management, are necessary to present fairly Woodward’s financial position as of June 30, 2023, and the statements of earnings, comprehensive earnings, cash flows, and changes in stockholders’ equity for the periods presented herein. The results of operations for the three and nine months ended June 30, 2023 and 2022 are not necessarily indicative of the operating results to be expected for other interim periods or for the full fiscal year. Dollar and share amounts contained in these unaudited Condensed Consolidated Financial Statements are in thousands, except per share amounts, unless otherwise noted.

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

Note 3. Revenue

The amount of revenue recognized as point in time or over time follows:

	Three Months Ended June 30, 2023			Three Months Ended June 30, 2022
	Aerospace	Industrial	Consolidated	Aerospace	Industrial	Consolidated
Point in time	$194,807	$208,597	$403,404	$154,323	$119,808	$274,131
Over time	285,724	111,535	397,259	247,389	92,812	340,201
Total net sales	$480,531	$320,132	$800,663	$401,712	$212,620	$614,332

	Nine Months Ended June 30, 2023			Nine Months Ended June 30, 2022
	Aerospace	Industrial	Consolidated	Aerospace	Industrial	Consolidated
Point in time	$552,895	$526,096	$1,078,991	$428,212	$367,019	$795,231
Over time	760,338	298,167	1,058,505	682,692	264,834	947,526
Total net sales	$1,313,233	$824,263	$2,137,496	$1,110,904	$631,853	$1,742,757

Accounts Receivable

Accounts receivable consisted of the following:

	June 30, 2023	September 30, 2022
Billed receivables
Trade accounts receivable	$408,601	$359,364
Other (Chinese financial institutions)	38,098	9,405
Total billed receivables	446,699	368,769
Current unbilled receivables (contract assets)	294,806	245,117
Total accounts receivable	741,505	613,886
Less: Allowance for uncollectible amounts	(8,700)	(3,922)
Total accounts receivable, net	$732,805	$609,964

As of June 30, 2023, “Other assets” on the Condensed Consolidated Balance Sheets includes $10,099 of unbilled receivables not expected to be invoiced and collected within a period of twelve months, compared to $6,649 as of September 30, 2022.

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

The allowance for uncollectible amounts and change in expected credit losses for trade accounts receivable and unbilled receivables (contract assets) consisted of the following:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2023	2022	2023	2022
Balance, beginning	$9,949	$3,141	$3,922	$3,664
Changes in estimates	77	356	6,463	783
Write-offs	(1,271)	—	(1,601)	(43)
Other[1]	(55)	(454)	(84)	(1,361)
Balance, ending	$8,700	$3,043	$8,700	$3,043
(1)
Includes effects of foreign exchange rate changes during the period.

Contract liabilities

Contract liabilities consisted of the following:

	June 30, 2023		September 30, 2022
	Current	Noncurrent	Current	Noncurrent
Deferred revenue from material rights from GE joint venture formation	$6,049	$235,686	$5,754	$234,516
Deferred revenue from advanced invoicing and/or prepayments from customers	4,771	3,277	4,120	38
Liability related to customer supplied inventory	12,841	—	12,442	—
Deferred revenue from material rights related to engineering and development funding	7,906	173,645	8,347	161,791
Net contract liabilities	$31,567	$412,608	$30,663	$396,345

Woodward recognized revenue of $4,645 in the three months and $18,829 in the nine months ended June 30, 2023 from contract liabilities balances recorded as of October 1, 2022, compared to $5,140 in the three months ended and $18,359 in the nine months ended June 30, 2022 from contract liabilities balances recorded as of October 1, 2021.

Remaining performance obligations

Remaining performance obligations related to the aggregate amount of the total contract transaction price of firm orders for which the performance obligation has not yet been recognized in revenue as of June 30, 2023 was $2,120,096, compared to $1,558,588 as of September 30, 2022, the majority of which relates to Woodward’s Aerospace segment in both periods. Woodward expects to recognize almost all of these remaining performance obligations within two years after June 30, 2023.

Remaining performance obligations related to material rights that have not yet been recognized in revenue as of June 30, 2023 was $481,417, compared to $448,370 as of September 30, 2022, of which $4,594 is expected to be recognized in the remainder of fiscal year 2023, $15,510 is expected to be recognized in fiscal year 2024, and the remaining balance is expected to be recognized thereafter. Woodward expects to recognize revenue from performance obligations related to material rights over the life of the underlying programs, which may be as long as forty years.

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

Revenue by primary market for the Aerospace reportable segment was as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2023	2022	2023	2022
Commercial OEM	$186,173	$131,968	$484,319	$359,683
Commercial aftermarket	139,518	108,695	405,606	303,335
Defense OEM	101,008	115,205	278,577	318,392
Defense aftermarket	53,832	45,844	144,731	129,494
Total Aerospace segment net sales	$480,531	$401,712	$1,313,233	$1,110,904

Revenue by primary market for the Industrial reportable segment was as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2023	2022	2023	2022
Reciprocating engines	$242,040	$154,090	$612,655	$469,087
Industrial turbines	78,092	58,530	211,608	162,766
Total Industrial segment net sales	$320,132	$212,620	$824,263	$631,853

The customers who each account for approximately 10% or more of net sales of each of Woodward’s reportable segments are as follows:

	Three Months Ended June 30, 2023	Three Months Ended June 30, 2022
Aerospace	Raytheon Technologies, General Electric Company, The Boeing Company	The Boeing Company, Raytheon Technologies, General Electric Company
Industrial	Weichai Westport, Rolls-Royce PLC, Caterpillar, Inc.	Rolls-Royce PLC, Wartsila, Caterpillar, Inc.

	Nine Months Ended June 30, 2023	Nine Months Ended June 30, 2022
Aerospace	Raytheon Technologies, General Electric Company, The Boeing Company	Raytheon Technologies, The Boeing Company, General Electric Company
Industrial	Rolls-Royce PLC, Caterpillar, Inc.	Rolls-Royce PLC, Wartsila, Caterpillar, Inc.

Note 4. Earnings per share

Basic earnings per share is computed by dividing net earnings available to common stockholders by the weighted-average number of shares of common stock outstanding for the period.

Diluted earnings per share reflects the weighted-average number of shares outstanding after consideration of the dilutive effect of stock options and restricted stock.

The following is a reconciliation of net earnings to basic earnings per share and diluted earnings per share:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2023	2022	2023	2022
Numerator:
Net earnings	$84,599	$39,446	$149,716	$117,657
Denominator:
Basic shares outstanding	60,056	60,506	59,843	62,052
Dilutive effect of stock options and restricted stock	1,535	1,582	1,407	1,885
Diluted shares outstanding	61,591	62,088	61,250	63,937
Income per common share:
Basic earnings per share	$1.41	$0.65	$2.50	$1.90
Diluted earnings per share	$1.37	$0.64	$2.44	$1.84

The following stock option grants were outstanding but were excluded from the computation of diluted earnings per share because their inclusion would have been anti-dilutive:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2023	2022	2023	2022
Options	564	1,048	1,554	479
Weighted-average option price	$114.70	$110.49	$102.06	$117.45

The weighted-average shares of common stock outstanding for basic and diluted earnings per share included the weighted-average treasury stock shares held for deferred compensation obligations of the following:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2023	2022	2023	2022
Weighted-average treasury stock shares held for deferred compensation obligations	62	140	96	154

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

Lease-related assets and liabilities were as follows:

	Classification on the Condensed Consolidated Balance Sheets	June 30, 2023	September 30, 2022
Assets:
Operating lease	Other assets	$25,100	$25,144
Finance lease	Property, plant and equipment, net	4,396	5,474
Total lease assets		$29,496	$30,618

Current liabilities:
Operating lease	Accrued liabilities	$4,764	$4,587
Finance lease	Current portion of long-term debt	914	856
Noncurrent liabilities:
Operating lease	Other liabilities	20,924	21,443
Finance lease	Long-term debt, less current portion	3,770	4,405
Total lease liabilities		$30,372	$31,291

Lease-related expenses were as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2023	2022	2023	2022
Operating lease expense	$1,563	$1,549	$4,636	$4,809
Amortization of finance lease assets	251	116	663	290
Interest on finance lease liabilities	43	14	117	30
Variable lease expense	225	226	680	832
Short-term lease expense	44	44	152	134
Sublease (income)[1]	—	—	—	(192)
Total lease expense	$2,126	$1,949	$6,248	$5,903
(1)
Relates to two separate subleases Woodward entered into for a leased manufacturing building in Niles, Illinois, each of which expired during fiscal year 2022.

Lease-related supplemental cash flow information was as follows:

	Nine Months Ended June 30,
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$3,879	$4,136
Operating cash flows for finance leases	117	30
Financing cash flows for finance leases	535	690
Right-of-use assets obtained in exchange for recorded lease obligations:
Operating leases	1,841	9,997
Finance leases	48	1,260

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

Although Woodward expects to allocate some portion of future net sales to these customers to embedded lessor arrangements, it cannot provide expected future undiscounted lease payments from property, plant, and equipment leased to customers as of June 30, 2023. If, in the future, customers reduce purchases of related products from Woodward, the Company believes it will derive additional value from the underlying equipment by repurposing its use to support other customer arrangements.

Revenue from contracts with customers that included embedded operating leases, which is included in “Net sales” in the Condensed Consolidated Statements of Earnings, was $1,466 for the three months and $4,252 for the nine months ended June 30, 2023, compared to $1,303 for the three months and $3,969 for the nine months ended June 30, 2022.

The carrying amount of property, plant, and equipment leased to others through embedded leasing arrangements, included in “Property, plant, and equipment, net” on the Condensed Consolidated Balance Sheets, follows:

	June 30, 2023	September 30, 2022
Property, plant and equipment leased through embedded leasing arrangements	$46,916	$44,912
Less accumulated depreciation	(28,249)	(25,508)
Property, plant and equipment leased through embedded leasing arrangements, net	$18,667	$19,404

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

Unamortized deferred revenue from material rights in connection with the JV formation included:

	June 30, 2023	September 30, 2022
Accrued liabilities	$6,049	$5,754
Other liabilities	235,686	234,516

Amortization of the deferred revenue (material right) recognized as an increase to sales was $1,395 for the three months and $3,429 for the nine months ended June 30, 2023, and $905 for the three months and $2,632 for the nine months ended June 30, 2022.

As part of the JV formation, GE pays contingent consideration to Woodward consisting of fifteen annual payments of $4,894 per year, which began in the third quarter of fiscal year 2017, subject to certain claw-back conditions. Woodward received its annual payments of $4,894 during the three months ended March 31, 2023 and 2022, which were recorded as deferred income and included in “Net cash provided by operating activities” on the Condensed Consolidated Statements of Cash Flows.

Other income related to Woodward’s equity interest in the earnings of the JV was as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2023	2022	2023	2022
Other income	$8,836	$3,860	$21,877	$12,675

Cash distributions to Woodward from the JV, recognized in “Other, net” in “Net cash provided by operating activities” on the Condensed Consolidated Statements of Cash Flows, were as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2023	2022	2023	2022
Cash distributions	$9,000	$4,000	$19,000	$13,000

Net sales to the JV were as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2023	2022	2023	2022
Net sales[1]	$11,568	$6,698	$25,365	$19,245
(1)
Net sales included a reduction of $14,396 for the three months and $34,854 for the nine months ended June 30, 2023 related to royalties owed to the JV by Woodward on sales by Woodward directly to third party aftermarket customers, compared to a reduction to sales of $7,912 for the three months and $21,058 for the nine months ended June 30, 2022.

The Condensed Consolidated Balance Sheets include “Accounts receivable” related to amounts the JV owed Woodward, “Accounts payable” related to amounts Woodward owed the JV, and “Other assets” related to Woodward’s net investment in the JV, as follows:

	June 30, 2023	September 30, 2022
Accounts receivable	$6,756	$4,172
Accounts payable	5,092	4,069
Other assets	11,059	8,181

Note 7. Financial instruments and fair value measurements

The table below presents information about Woodward’s financial assets that are measured at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques Woodward utilized to determine such fair value as defined by the U.S. GAAP fair value hierarchy.

	At June 30, 2023				At September 30, 2022
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Financial assets:
Investments in term deposits with foreign banks	$28,313	$—	$—	$28,313	$37,605	$—	$—	$37,605
Equity securities	26,549	—	—	26,549	22,800	—	—	22,800
Cross-currency interest rate swaps	—	—	—	—	—	38,168	—	38,168
Total financial assets	$54,862	$—	$—	$54,862	$60,405	$38,168	$—	$98,573

Financial liabilities:
Cross-currency interest rate swaps	$—	$1,987	$—	$1,987	$—	$—	$—	$—
Total financial liabilities	$—	$1,987	$—	$1,987	$—	$—	$—	$—

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

The estimated fair values and carrying costs of other financial instruments that are not required to be remeasured at fair value in the Condensed Consolidated Balance Sheets were as follows:

		At June 30, 2023		At September 30, 2022
	Fair Value Hierarchy Level	Estimated Fair Value	Carrying Cost	Estimated Fair Value	Carrying Cost
Assets:
Notes receivable from municipalities	2	$8,974	$8,794	$9,010	$8,992
Investments in short-term time deposits	2	6,159	6,189	8,026	7,893
Liabilities:
Long-term debt	2	674,844	728,590	646,696	712,054

In connection with certain economic incentives related to Woodward’s development of a second campus in the greater-Rockford, Illinois area for its Aerospace segment and Woodward’s development of a new campus at its corporate headquarters in Fort Collins, Colorado, Woodward received long-term notes from municipalities within the states of Illinois and Colorado. The fair value of the long-term notes was estimated based on a model that discounted future principal and interest payments received at an interest rate available to Woodward at the end of the period for similarly rated municipal notes of similar maturity, which is a level 2 input as defined by the U.S. GAAP fair value hierarchy. The interest rates used to estimate the fair value of the long-term notes were 2.7% at June 30, 2023 and 3.5% at September 30, 2022.

From time to time, certain of Woodward’s foreign subsidiaries will invest excess cash in short-term time deposits with a fixed maturity date of longer than three months but less than one year from the date of the deposit. Woodward believes that the investments are with creditworthy financial institutions. The fair value of the investments in short-term time deposits was estimated based on a model that discounted future principal and interest payments to be received at an interest rate available to the foreign subsidiary entering into the investment for similar short-term time deposits of similar maturity. This was determined to be a level 2 input as defined by the U.S. GAAP fair value hierarchy. The interest rates used to estimate the fair value of the short-term time deposits were 7.0% at June 30, 2023 and 6.1% at September 30, 2022.

The fair value of long-term debt was estimated based on the prices of debt of comparable type and maturity available to Woodward at the end of the period, which is a level 2 input as defined by the U.S. GAAP fair value hierarchy. The weighted-average interest rates used to estimate the fair value of long-term debt were 5.6% at June 30, 2023 and September 30, 2022.

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

The net interest income of the cross-currency interest rate swaps is recorded as a reduction to “Interest expense” in Woodward’s Condensed Consolidated Statements of Earnings. The 2020 Floating-Rate Cross-Currency Swap expired on May 31, 2023 and, as such, is no longer recorded on the Condensed Consolidated Balance Sheets. During the nine months ended June 30, 2023, $63 was reclassified from Accumulated other comprehensive losses to interest expense on the Condensed Consolidated Statement of Earnings. As of June 30, 2023, the total notional value of the 2020 Fixed-Rate Cross-Currency Swaps was $400,000. See Note 7, Financial Instruments and fair value measurements for the related fair value of the derivative instruments as of June 30, 2023.

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

Derivatives instruments in net investment hedging relationships

On September 23, 2016, Woodward and Woodward International Holding B.V., a wholly owned subsidiary of Woodward organized under the laws of The Netherlands (the “BV Subsidiary”), each entered into a note purchase agreement (the “2016 Note Purchase Agreement”) relating to the sale by Woodward and the BV Subsidiary of an aggregate principal amount of €160,000 of senior unsecured notes in a series of private placement transactions. Woodward issued €40,000 aggregate principal amount of Woodward’s Series M Senior Notes due September 23, 2026 (the “Series M Notes”). Woodward designated the Series M Notes as a hedge of a foreign currency exposure of Woodward’s net investment in its Euro denominated functional currency subsidiaries. Related to the Series M Notes, included in foreign currency translation adjustments within total comprehensive (losses) earnings are net foreign exchange gains of $139 for the three months and net foreign exchange losses of $4,293 for the nine months ended June 30, 2023, compared to net foreign exchange gains of $2,887 for the three months and $4,631 for the nine months ended June 30, 2022.

Impact of derivative instruments designated as qualifying hedging instruments

The following table discloses the amount of (income) expense recognized in earnings on derivative instruments designated as qualifying hedging instruments:

		Three months ended June 30,		Nine months ended June 30,
Derivatives in:	Location	2023	2022	2023	2022
Cross-currency interest rate swap agreement designated as fair value hedges	Selling, general and administrative expenses	$2	$(1,087)	$939	$(2,006)
Cross-currency interest rate swap agreements designated as cash flow hedges	Selling, general and administrative expenses	(1,431)	(25,881)	43,438	(41,293)
		$(1,429)	$(26,968)	$44,377	$(43,299)

The following table discloses the amount of (gain) loss recognized in accumulated OCI on derivative instruments designated as qualifying hedging instruments:

		Three months ended June 30,		Nine months ended June 30,
Derivatives in:	Location	2023	2022	2023	2022
Cross-currency interest rate swap agreement designated as fair value hedges	Selling, general and administrative expenses	$(42)	$(903)	$875	$(1,960)
Cross-currency interest rate swap agreements designated as cash flow hedges	Selling, general and administrative expenses	9,431	(33,304)	43,198	(57,027)
		$9,389	$(34,207)	$44,073	$(58,987)

The following table discloses the amount of (gain) loss reclassified from accumulated OCI into earnings on derivative instruments designated as qualifying hedging instruments:

		Three months ended June 30,		Nine months ended June 30,
Derivatives in:	Location	2023	2022	2023	2022
Cross-currency interest rate swap agreement designated as fair value hedges	Selling, general and administrative expenses	$2	$(1,087)	$939	$(2,006)
Cross-currency interest rate swap agreements designated as cash flow hedges	Selling, general and administrative expenses	(1,431)	(25,881)	43,438	(41,293)
		$(1,429)	$(26,968)	$44,377	$(43,299)

The remaining unrecognized gains and losses in Woodward’s Condensed Consolidated Balance Sheets associated with derivative instruments that were previously entered into by Woodward, which are classified in accumulated OCI, were net losses of $6,034 as of June 30, 2023 and $6,338 as of September 30, 2022.

Note 9. Supplemental statement of cash flows information

	Nine Months Ended June 30,
	2023	2022
Interest paid, net of amounts capitalized	$31,116	$23,509
Income taxes paid	60,334	25,625
Income tax refunds received	1,459	7,240
Non-cash activities:
Purchases of property, plant and equipment on account	2,612	4,386
Common shares issued from treasury to settle benefit obligations	19,467	17,168

Note 10. Acquisitions

On August 2, 2022, we entered into a series of Purchase Agreements with one of our Asia pacific channel partners, PM Control PLC (the “PM Agreements”). Pursuant to the PM Agreements, we agreed to acquire business assets and shares of stock of PM Control PLC and its affiliates (collectively, “PM Control”), for a total consideration (net of a working capital adjustment, excluding cash acquired from the acquisition, and including the settlement of pre‐existing relationships) of

$21,421 (the “PM Acquisition”). The PM Acquisition closed on August 31, 2022 (the “PM Closing”), and PM Control PLC became a wholly owned subsidiary of the Company at that time.

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

The allocation of the purchase price to the assets acquired and liabilities assumed was finalized as of June 30, 2023 using the purchase method of accounting in accordance with ASC 805. Assets acquired and liabilities assumed in the transaction were recorded at their acquisition date fair values, while transaction costs associated with the acquisition were expensed as incurred. Woodward’s allocation was based on an evaluation of the appropriate fair values and represents management’s best estimate.

The following table summarizes, which is final as of June 30, 2023, the estimated fair values of the assets acquired and liabilities assumed at the PM Closing:

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

The final purchase price allocation resulted in the recognition of $8,705 of goodwill, which is expected to be non‐deductible for tax purposes. The Company has included all the goodwill in its Industrial segment. The goodwill represents the estimated value of potential expansion with new customers, the opportunity to further develop sales opportunities with new customers, and other synergies expected to be achieved through the integration of PM Control with Woodward’s Industrial segment.

A summary of the intangible assets acquired, weighted‐average useful lives, and amortization methods follows:

	Estimated Amounts	Weighted- Average Useful Life	Amortization Method
Intangible assets with finite lives:
Customer relationships and contracts	$8,332	11 years	Straight-line
Trade name	542	15 months	Straight-line
Total	$8,874

Future amortization expense associated with the acquired intangibles for the fiscal year ended September 30, 2023, is expected to be $1,191, $865 for the fiscal year ended September 30, 2024, and $757 for the next three fiscal years ended September 30, 2025, 2026, and 2027.

We have not presented pro forma results because the PM Acquisition was not deemed significant at the date of PM Closing.
Note 11. Inventories

	June 30, 2023	September 30, 2022
Raw materials	$145,513	$126,264
Work in progress	129,080	123,005
Component parts(1)	337,004	329,962
Finished goods	80,194	70,019
Customer supplied inventory	12,841	12,442
On-hand inventory for which control has transferred to the customer	(172,798)	(147,405)
	$531,834	$514,287
(1)
Component parts include items that can be sold separately as finished goods or included in the manufacture of other products.

Note 12. Property, plant, and equipment

	June 30, 2023	September 30, 2022
Land and land improvements	$86,213	$84,057
Buildings and building improvements	588,298	555,387
Leasehold improvements	20,488	19,392
Machinery and production equipment	802,907	779,514
Computer equipment and software	119,484	122,670
Office furniture and equipment	41,838	39,749
Other	20,125	20,162
Construction in progress	53,741	58,789
	1,733,094	1,679,720
Less accumulated depreciation	(822,550)	(769,248)
Property, plant, and equipment, net	$910,544	$910,472

Woodward had depreciation expense as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2023	2022	2023	2022
Depreciation expense	$20,551	$20,618	$61,212	$62,674

Note 13. Goodwill

	September 30, 2022	Additions	Effects of Foreign Currency Translation	June 30, 2023
Aerospace	$455,423	$—	$—	$455,423
Industrial	317,136	180	25,836	343,152
Consolidated	$772,559	$180	$25,836	$798,575

Woodward tests goodwill for impairment during the fourth quarter of each fiscal year and at any time there is an indication that goodwill is more-likely-than-not impaired (commonly referred to as a triggering event). Woodward’s goodwill impairment test in the fourth quarter of fiscal year 2022 resulted in no impairment.

Note 14. Intangible assets, net

	June 30, 2023			September 30, 2022
	Gross Carrying Value	Accumulated Amortization	Net Carrying Amount	Gross Carrying Value	Accumulated Amortization	Net Carrying Amount
Intangible assets with finite lives:
Customer relationships and contracts:
Aerospace	$281,683	$(233,002)	$48,681	$281,683	$(223,565)	$58,118
Industrial	388,771	(87,293)	301,478	352,917	(66,812)	286,105
Total	$670,454	$(320,295)	$350,159	$634,600	$(290,377)	$344,223
Intellectual property:
Aerospace	$—	$—	$—	$—	$—	$—
Industrial	11,794	(11,794)	—	12,361	(12,361)	—
Total	$11,794	$(11,794)	$—	$12,361	$(12,361)	$—
Process technology:
Aerospace	$76,370	$(70,880)	$5,490	$76,370	$(69,471)	$6,899
Industrial	85,370	(31,335)	54,035	78,524	(27,464)	51,060
Total	$161,740	$(102,215)	$59,525	$154,894	$(96,935)	$57,959
Other intangibles:
Aerospace	$—	$—	$—	$—	$—	$—
Industrial	561	(392)	169	1,560	—	1,560
Total	$561	$(392)	$169	$1,560	$—	$1,560
Intangible asset with indefinite life:
Trade name:
Aerospace	$—	$—	$—	$—	$—	$—
Industrial	63,041	—	63,041	56,838	—	56,838
Total	$63,041	$—	$63,041	$56,838	$—	$56,838
Total intangibles:
Aerospace	$358,053	$(303,882)	$54,171	$358,053	$(293,036)	$65,017
Industrial	549,537	(130,814)	418,723	502,200	(106,637)	395,563
Consolidated Total	$907,590	$(434,696)	$472,894	$860,253	$(399,673)	$460,580

Woodward tests the indefinite lived trade name intangible asset for impairment during the fourth quarter of each fiscal year and at any time there is an indication the indefinite lived trade name intangible asset is more-likely-than-not impaired (commonly referred to as a triggering event). Woodward’s impairment test for the indefinite lived trade name intangible asset in the fourth quarter of fiscal year 2022 resulted in no impairment.

Woodward recorded amortization expense associated with intangibles of the following:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2023	2022	2023	2022
Amortization expense	$9,493	$9,309	$28,089	$28,584

Future amortization expense associated with intangibles is expected to be:

Year Ending September 30:
2023 (remaining)	$10,019
2024	32,919
2025	27,806
2026	27,745
2027	27,670
Thereafter	283,694
$409,853

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

Under the Second Amended and Restated Revolving Credit Agreement, there were $23,500 in principal amount of borrowings outstanding as of June 30, 2023 at an effective interest rate of 6.33%. As of June 30, 2023, all of the borrowings outstanding were classified as short-term borrowings based on Woodward's intent and ability to pay this amount in the next twelve months. As of September 30, 2022, there were $66,800 in principal amount of borrowings outstanding under the Amended and Restated Revolving Credit Agreement at an effective interest rate of 4.24%.

Short-term borrowings

Woodward has other foreign lines of credit and foreign overdraft facilities at various financial institutions, which are generally reviewed annually for renewal and are subject to the usual terms and conditions applied by the financial institutions. Pursuant to the terms of the related facility agreements, Woodward’s foreign performance guarantee facilities are limited in use to providing performance guarantees to third parties. There were no borrowings outstanding on Woodward’s foreign lines of credit and foreign overdraft facilities as of June 30, 2023 and September 30, 2022.

Debt issuance costs

In connection with the Second Amended and Restated Revolving Credit Agreement, Woodward incurred $2,236 in debt issuance costs, which are deferred and are being amortized using the straight-line method over the life of the agreement. As of June 30, 2023, Woodward also had $1,046 of deferred debt issuance costs remaining that were incurred in connection with the Amended and Restated Credit Agreement, which have been combined with the deferred debt issuance costs associated with the Second Amended and Restated Revolving Credit Agreement and are being amortized using the straight-line method over the life of the Second Amended and Restated Revolving Credit Agreement. Unamortized debt issuance costs of $1,233 associated with these revolving credit agreements as of June 30, 2023 and $1,046 as of September 30, 2022 were recorded as “Other current assets” and “Other assets” in the Condensed Consolidated Balance Sheets. Amortization of debt issuance costs is included in operating activities in the Condensed Consolidated Statements of Cash Flows.

Note 16. Accrued liabilities

	June 30, 2023	September 30, 2022
Salaries and other member benefits	$95,752	$75,665
Product warranties and related liabilities(1)	39,424	40,042
Interest payable	4,955	13,481
Accrued retirement benefits	2,886	2,779
Net current contract liabilities	31,567	30,663
Current portion of restructuring charges	1,566	1,083
Taxes, other than income	17,913	21,159
Other	26,871	21,411
	$220,934	$206,283
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

Changes in accrued product warranties and related liabilities were as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2023	2022	2023	2022
Beginning of period	$46,492	$12,984	$40,042	$17,481
Additions, net of recoveries	2,424	3,021	22,847	3,243
Reductions for settlement	(9,433)	(1,239)	(23,636)	(5,908)
Foreign currency exchange rate changes	(59)	(121)	171	(171)
End of period	$39,424	$14,645	$39,424	$14,645

Restructuring charges

During the second quarter of fiscal year 2023, the Company committed to a cost reduction plan ("Cost Reduction Plan") to better align the cost structure, and recorded $5,172 of restructuring charges. The charges recognized under the Cost Reduction Plan consist of workforce management costs primarily related to aligning the cost structure of the Company’s Industrial segment with the current market conditions. All of the restructuring charges were recorded as nonsegment expenses and are expected to be paid within twelve months.

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

In fiscal year 2021, the Company recorded aggregate restructuring charges totaling $5,008 as nonsegment expenses for two separate workforce management actions, one in our hydraulics systems business and one in our engine systems business. In fiscal year 2022, we experienced a challenging operating environment that included the ongoing impact of global supply chain and labor disruptions, along with high inflation, which resulted in changed business conditions compared to when we initially recorded the restructuring charges in fiscal year 2021. We adapted to the changed business conditions by, among other initiatives, (i) developing and implementing plans to insource select machined components, (ii) redeploying talent and adding indirect resources to our factories to stabilize the production environment, and (iii) determining to retain employees who otherwise would have been impacted by the planned restructuring activities to support a stable workforce and effectively manage through attrition. As such, the previously remaining unpaid accrued restructuring charges, which amounted to $4,503, were no longer needed and were reversed in fiscal year 2022.

The summary of activity in accrued restructuring charges are as follows:

		Period Activity
	Balances as of September 30, 2022	Charges	Payments	Non-cash activity	Balances as of June 30, 2023
Workforce management costs associated with:
Cost reduction plan	$—	$5,172	$(3,594)	$(12)	$1,566
Aerospace	139	—	(139)	—	—
Industrial	944	—	(944)	—	—
Total	$1,083	$5,172	$(4,677)	$(12)	$1,566

		Period Activity
	Balances as of September 30, 2021	Charges	Payments	Non-cash activity	Balances as of June 30, 2022
Workforce management costs associated with:
Hydraulics Systems Realignment	$3,758	$—	$(505)	$—	$3,253
Engine Systems Realignment	1,250	—	—	—	1,250
Total	$5,008	$—	$(505)	$—	$4,503

Note 17. Other liabilities

	June 30, 2023	September 30, 2022
Net accrued retirement benefits, less amounts recognized within accrued liabilities	$76,839	$70,168
Total unrecognized tax benefits	8,156	9,757
Noncurrent income taxes payable	10,714	14,329
Deferred economic incentives (1)	6,100	7,029
Noncurrent operating lease liabilities	20,924	21,443
Net noncurrent contract liabilities	412,608	396,345
Other	12,150	10,185
	$547,491	$529,256
(1)
Woodward receives certain economic incentives from various state and local authorities related to capital expansion projects. Such amounts are initially recorded as deferred credits and are being recognized as a reduction to pre-tax expense over the economic lives of the related capital expansion projects.

Note 18. Other (income) expense, net

	Three Months Ended June 30,		Nine Months Ended June 30,
	2023	2022	2023	2022
Equity interest in the earnings of the JV	$(8,836)	$(3,860)	$(21,877)	$(12,675)
Net (gain) loss on sales of assets and businesses	(218)	(4)	672	(1,545)
Rent income	(92)	(168)	(273)	(580)
Net (gain) loss on investments in deferred compensation program	(1,257)	3,840	(4,127)	5,216
Other components of net periodic pension and other postretirement benefit, excluding service cost and interest expense	(2,521)	(2,884)	(7,681)	(8,720)
Other	(77)	(176)	(145)	(509)
	$(13,001)	$(3,252)	$(33,431)	$(18,813)

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

The following table sets forth the tax expense and the effective tax rate for Woodward’s earnings before income taxes:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2023	2022	2023	2022
Earnings before income taxes	$105,738	$50,287	$177,728	$142,129
Income tax expense	21,139	10,841	28,012	24,472
Effective tax rate	20.0%	21.6%	15.8%	17.2%

The decrease in the effective tax rate for the three months ended June 30, 2023 compared to the three months ended June 30, 2022 is primarily attributable to a larger stock-based compensation tax benefit in the quarter and larger state income tax credits.

The decrease in the effective tax rate for the nine months ended June 30, 2023 compared to the nine months ended June 30, 2022 is primarily attributable to the release of uncertain tax positions and larger state income tax credits, partially offset by a smaller year-to-date stock-based compensation tax benefit.

Gross unrecognized tax benefits were $10,533 as of June 30, 2023, and $11,938 as of September 30, 2022. At June 30, 2023, the amount of the liability for unrecognized tax benefits that, if recognized, would impact Woodward’s effective tax rate was $6,781. At this time, Woodward believes it is reasonably possible that the liability for unrecognized tax benefits will decrease by as much as $2,522 in the next twelve months due to the completion of review by tax authorities, lapses of statutes, and the settlement of tax positions. Woodward’s tax expense includes accruals for potential interest and penalties related to unrecognized tax benefits and all other interest and penalties related to tax payments.

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

The amount of expense associated with defined contribution plans was as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2023	2022	2023	2022
Company costs	$11,602	$10,132	$33,542	$30,582

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

The components of the net periodic retirement pension costs recognized are as follows:

	Three Months Ended June 30,
	United States		Other Countries		Total
	2023	2022	2023	2022	2023	2022
Service cost	$223	$389	$344	$573	$567	$962
Interest cost	1,824	1,320	805	395	2,629	1,715
Expected return on plan assets	(2,074)	(2,713)	(586)	(596)	(2,660)	(3,309)
Amortization of:
Net actuarial loss (gain)	73	65	(161)	136	(88)	201
Prior service cost	174	246	5	6	179	252
Net periodic retirement pension cost (benefit)	$220	$(693)	$407	$514	$627	$(179)
Contributions paid	$—	$—	$470	$434	$470	$434

	Nine Months Ended June 30,
	United States		Other Countries		Total
	2023	2022	2023	2022	2023	2022
Service cost	$670	$1,166	$996	$1,803	$1,666	$2,969
Interest cost	5,473	3,961	2,333	1,243	7,806	5,204
Expected return on plan assets	(6,223)	(8,140)	(1,710)	(1,881)	(7,933)	(10,021)
Amortization of:
Net actuarial loss (gain)	219	194	(462)	428	(243)	622
Prior service cost	523	736	16	18	539	754
Net periodic retirement pension cost (benefit)	$662	$(2,083)	$1,173	$1,611	$1,835	$(472)
Contributions paid	$—	$—	$1,763	$1,933	$1,763	$1,933

The components of net periodic retirement pension costs other than the service cost and interest cost components are included in the line item “Other (income) expense, net”, and the interest component is included in the line item “Interest expense” in the Condensed Consolidated Statements of Earnings.

The components of the net periodic other postretirement benefit costs recognized are as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2023	2022	2023	2022
Service cost	$1	$1	$1	$1
Interest cost	226	144	678	433
Amortization of:
Net actuarial gain	(124)	(24)	(372)	(71)
Prior service cost	—	—	—	—
Net periodic other postretirement cost	$103	$121	$307	$363
Contributions paid	$415	$451	$1,300	$1,379

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

Retirement pension benefits:
United States	$—
United Kingdom	186
Japan	—
Germany	226
Other postretirement benefits	1,516

Note 21. Stockholders’ equity

Stock repurchase program

In November 2019, the Woodward board of directors (the “Board”) had authorized a program for the repurchase of up to $500,000 of Woodward’s outstanding shares of common stock on the open market or in privately negotiated transactions over a three-year period that was scheduled to expire in November 2022 (the “2019 Authorization”). During the first nine months of fiscal year 2022, Woodward repurchased 233 shares of its common stock for $26,742 under the 2019 Authorization.

In January 2022, the Board terminated the 2019 Authorization and concurrently authorized a new program for the repurchase of up to $800,000 of Woodward’s outstanding shares of common stock on the open market or in privately negotiated transactions over a two-year period ending in January 2024 (the “2022 Authorization”). During the first nine months of fiscal year 2023, Woodward repurchased 274 shares of its common stock for $26,369 under the 2022 Authorization, compared to 3,441 shares of its common stock for $400,975 during the first nine months of fiscal year 2022.

Stock-based compensation

Provisions governing outstanding stock option awards are included in the 2017 Omnibus Incentive Plan, as amended from time to time (the “2017 Plan”) and the 2006 Omnibus Incentive Plan (the “2006 Plan”), as applicable.

The 2017 Plan was first approved by Woodward’s stockholders in January 2017 and is the successor plan to the 2006 Plan. As of September 14, 2016, the effective date of the 2017 Plan, the Board delegated authority to administer the 2017 Plan to the Compensation Committee of the Board, including, but not limited to, the power to determine the recipients of awards and the terms of those awards. On January 26, 2022 and January 25, 2023, Woodward’s stockholders approved an additional 800 and 500 shares, respectively, of Woodward’s common stock to be made available for future grants. Under the 2017 Plan, there were approximately 2,711 shares of Woodward’s common stock available for future grants as of June 30, 2023 and 2,938 shares as of September 30, 2022.

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

The following is a summary of the activity for stock option awards:

	Three Months Ended June 30, 2023		Nine Months Ended June 30, 2023
	Number of options	Weighted-Average Exercise Price per Share	Number of options	Weighted-Average Exercise Price per Share
Beginning balance	5,574	$76.35	5,339	$74.40
Granted	4	102.36	526	83.88
Exercised	(268)	55.43	(538)	53.27
Forfeited	(8)	97.69	(25)	93.60
Ending balance	5,302	$77.39	5,302	$77.39

Changes in non-vested stock options were as follows:

	Three Months Ended June 30, 2023		Nine Months Ended June 30, 2023
	Number of options	Weighted-Average Grant Date Fair Value per Share	Number of options	Weighted-Average Grant Date Fair Value Per Share
Beginning balance	1,675	$31.39	1,812	$30.03
Granted	4	42.82	526	33.74
Exercised	(282)	19.77	(925)	26.23
Forfeited	(6)	34.92	(22)	33.69
Ending balance	1,391	$33.76	1,391	$33.76

Information about stock options that have vested, or are expected to vest, and are exercisable at June 30, 2023 was as follows:

	Number of options	Weighted-Average Exercise Price	Weighted-Average Remaining Life in Years	Aggregate Intrinsic Value
Options outstanding	5,302	$77.39	5.5	$220,265
Options vested and exercisable	3,911	71.50	4.6	185,525
Options vested and expected to vest	5,250	77.25	5.5	218,835

Restricted stock

The Company has granted restricted stock units (“RSUs”) to certain employees under its form attraction and retention RSU agreement (the “Form Attraction and Retention RSU Agreement”), which is generally used for new hires and specific retention purposes, and under its form RSU agreement (the “Standard Form RSU Agreement”), which is generally used for annual grants and promotional awards. The RSUs granted under the Form Attraction and Retention Agreement are generally scheduled to fully vest on the third or fourth anniversary of the respective grant dates, and in each case, subject to continued employment. The RSUs granted under the Standard Form RSU Agreement generally have a four-year vesting schedule at a rate of 25% per year, generally subject to continued employment.

A summary of the activity for restricted stock units:

	Three Months Ended June 30, 2023		Nine Months Ended June 30, 2023
	Number of units	Weighted-Average Grant Date Fair Value	Number of units	Weighted-Average Grant Date Fair Value
Beginning balance	171	$92.19	59	$98.29
Granted	2	94.42	115	89.00
Forfeited	(1)	83.24	(2)	83.24
Ending balance	172	$92.26	172	$92.26

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

In connection with an executive separation and release agreement entered into by the Company, Woodward recognized an additional $1,265 of stock-based compensation expense, before tax, during the nine months ended June 30, 2023.

At June 30, 2023, there was approximately $23,418 of total unrecognized compensation expense related to non-vested stock-based compensation arrangements, including both stock options and RSUs. The pre-vesting forfeiture rates for purposes of determining stock-based compensation expense recognized were estimated to be 0.0% for members of the Board and 7.3% for all others. The remaining unrecognized compensation cost is expected to be recognized over a weighted-average period of approximately 1.9 years.
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

Under the Company’s severance and change in control agreements with its current corporate officers, Woodward would be required to pay termination benefits to any such officer if such officer’s employment is terminated without Cause (as defined therein). The amount of such benefits would vary depending on whether such termination occurs during a specified period within a change of control.

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

A summary of consolidated net sales and earnings by segment follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2023	2022	2023	2022
Segment external net sales:
Aerospace	$480,531	$401,712	$1,313,233	$1,110,904
Industrial	320,132	212,620	824,263	631,853
Total consolidated net sales	$800,663	$614,332	$2,137,496	$1,742,757
Segment earnings:
Aerospace	$83,075	$56,566	$211,823	$167,458
Industrial	58,197	21,102	107,170	62,029
Nonsegment expenses	(23,875)	(19,201)	(106,493)	(63,816)
Interest expense, net	(11,659)	(8,180)	(34,772)	(23,542)
Consolidated earnings before income taxes	$105,738	$50,287	$177,728	$142,129

Segment assets consist of accounts receivable; inventories; property, plant, and equipment, net; goodwill; and other intangibles, net. A summary of consolidated total assets by segment follows:

	June 30, 2023	September 30, 2022
Segment assets:
Aerospace	$1,819,068	$1,773,854
Industrial	1,523,239	1,380,446
Unallocated corporate property, plant and equipment, net	104,417	111,760
Other unallocated assets	562,839	540,386
Consolidated total assets	$4,009,563	$3,806,446

Note 24. Subsequent events

On July 26, 2023, the Board approved a cash dividend of $0.22 per share for the quarter, payable on August 28,2023, for stockholders of record as of August 14, 2023.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

This Quarterly Report on Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements regarding future events and our future results within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact are statements that are deemed forward-looking statements. These statements are based on current expectations, estimates, forecasts, and projections about the industries in which we operate and the beliefs and assumptions of management. Words such as “anticipate,” “believe,” “estimate,” “seek,” “goal,” “expect,” “forecast,” “intend,” “continue,” “outlook,” “plan,” “project,” “target,” “strive,” “can,” “could,” “may,” “should,” “will,” “would,” variations of such words, and similar expressions are intended to identify such forward-looking statements. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, and other characteristics of future events or circumstances are forward-looking statements. Forward-looking statements may include, among others, statements relating to:

•
the impacts on our business relating to the ongoing global supply chain disruptions, rising labor costs, and material inflation;
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

OVERVIEW

Global Business Conditions

We continue to monitor a variety of external macroeconomic factors impacting our business, including the ongoing global supply chain disruptions, rising labor costs, and material inflation which together have resulted in a challenging operating environment.

During the first nine months of fiscal year 2023, we experienced continued strong end market demand for our products and services across aerospace and industrial markets; however, our financial performance continued to be adversely affected by macroeconomic issues. We remain intent on actively implementing strategic initiatives focused on enhancing the customer experience, simplifying operations, and increasing profitability through improved execution. Our output is increasing, and we are seeing efficiency gains as our new employees gain additional experience and become more proficient in their jobs. We have seen improvement in our supply chain performance; however, the environment remains challenging and we continue to actively manage and problem solve with our suppliers. We also continue to assess the environment and are taking appropriate price actions in response to rising costs. We are executing multiple work streams to capture prices that better reflect the value we deliver.

We are unable to predict the full extent to which macroeconomic challenges will continue to adversely impact our business, including our operational performance, results of operations, cash flows, financial position, and the achievement of our strategic objectives. Such uncertainty may affect our ability to accurately predict our future performance and forecast our financial results.

Operational Highlights

Quarter and Year to Date Highlights

	Three Months Ended June 30,		Nine Months Ended June 30,
	2023	2022	2023	2022
Net sales:
Aerospace segment	$480,531	$401,712	$1,313,233	$1,110,904
Industrial segment	320,132	212,620	824,263	631,853
Consolidated net sales	$800,663	$614,332	$2,137,496	$1,742,757

Earnings:
Aerospace segment	$83,075	$56,566	$211,823	$167,458
Segment earnings as a percent of segment net sales	17.3%	14.1%	16.1%	15.1%
Industrial segment	$58,197	$21,102	$107,170	$62,029
Segment earnings as a percent of segment net sales	18.2%	9.9%	13.0%	9.8%
Consolidated net earnings	$84,599	$39,446	$149,716	$117,657
Adjusted net earnings	$84,599	$39,446	$175,924	$122,347

Effective tax rate	20.0%	21.6%	15.8%	17.2%
Adjusted effective tax rate	20.0%	21.6%	17.3%	17.6%
Consolidated diluted earnings per share	$1.37	$0.64	$2.44	$1.84
Consolidated adjusted diluted earnings per share	$1.37	$0.64	$2.87	$1.91

Earnings before interest and taxes ("EBIT")	$117,397	$58,467	$212,500	$165,671
Adjusted EBIT	$117,397	$58,467	$247,376	$171,925
Earnings before interest, taxes, depreciation, and amortization ("EBITDA")	$147,441	$88,394	$301,801	$256,929
Adjusted EBITDA	$147,441	$88,394	$336,677	$263,183

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

Liquidity Highlights

Net cash provided by operating activities for the first nine months of fiscal year 2023 was $155,630, compared to $86,016 for the first nine months of fiscal year 2022. The increase in net cash provided by operating activities in the first nine months of fiscal year 2023 compared to the first nine months of the prior fiscal year is primarily attributable to increased earnings, partially offset by working capital increases and the timing of certain tax payments.

For the first nine months of fiscal year 2023, free cash flow was $98,488, compared to $48,911 for the first nine months of fiscal year 2022. We define free cash flow as net cash flow from operating activities less payments for property, plant and equipment. Adjusted free cash flow, which we define as free cash flow plus cash payments for costs related to business development activities, restructuring charges, and certain non-restructuring separation costs was $103,059 for the first nine months of fiscal year 2023, compared to $52,398 for the first nine months of fiscal year 2022. The increase in free cash flow and adjusted free cash flow for the first nine months of fiscal year 2023 as compared to the same period of the prior fiscal year was primarily due to increased earnings, partially offset by higher capital expenditures. Free cash flow and adjusted free cash flow are non-U.S. GAAP financial measures. A description of these measures as well as a reconciliation of these non-U.S. GAAP financial measures to the most directly comparable U.S. GAAP financial measures can be found under the caption “Non-U.S. GAAP Financial Measures” in this Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations.

At June 30, 2023, we held $114,107 in cash and cash equivalents and had total outstanding debt of $750,857. We have additional borrowing availability of $967,678, net of outstanding letters of credit, under our revolving credit agreement. At June 30, 2023, we also had additional borrowing capacity of $27,181 under various foreign lines of credit and foreign overdraft facilities.

RESULTS OF OPERATIONS

The following table sets forth condensed consolidated statements of earnings data as a percentage of net sales for each period indicated:

	Three Months Ended				Nine Months Ended
	June 30, 2023	% of Net Sales	June 30, 2022	% of Net Sales	June 30, 2023	% of Net Sales	June 30, 2022	% of Net Sales
Net sales	$800,663	100%	$614,332	100%	$2,137,496	100%	$1,742,757	100%
Costs and expenses:
Cost of goods sold	596,251	74.5%	480,403	78.2%	1,649,473	77.2%	1,352,979	77.6%
Selling, general, and administrative expenses	64,983	8.1%	46,490	7.6%	203,748	9.5%	152,920	8.8%
Research and development costs	35,033	4.4%	32,224	5.2%	100,034	4.7%	90,000	5.2%
Restructuring charges	—	0.0%	—	0.0%	5,172	0.2%	—	0.0%
Interest expense	12,175	1.5%	8,533	1.4%	36,162	1.7%	25,036	1.4%
Interest income	(516)	(0.1)%	(353)	(0.1)%	(1,390)	(0.1)%	(1,494)	(0.1)%
Other (income) expense, net	(13,001)	(1.6)%	(3,252)	(0.5)%	(33,431)	(1.6)%	(18,813)	(1.1)%
Total costs and expenses	694,925	86.8%	564,045	91.8%	1,959,768	91.7%	1,600,628	91.8%
Earnings before income taxes	105,738	13.2%	50,287	8.2%	177,728	8.3%	142,129	8.2%
Income tax expense	21,139	2.6%	10,841	1.8%	28,012	1.3%	24,472	1.4%
Net earnings	$84,599	10.6%	$39,446	6.4%	$149,716	7.0%	$117,657	6.8%

Other select financial data:

	June 30, 2023	September 30, 2022
Working capital	$903,818	$772,856
Total debt	750,857	777,416
Total stockholders' equity	2,085,790	1,901,122

Net Sales

Consolidated net sales for the third quarter of fiscal year 2023 increased by $186,331, or 30.3%, compared to the same period of fiscal year 2022. Consolidated net sales for the first nine months of fiscal year 2023 increased by $394,739, or 22.7%, compared to the same period of fiscal year 2022.

Details of the changes in consolidated net sales are as follows:

	Three-Month Period	Nine-Month Period
Consolidated net sales for the period ended June 30, 2022	$614,332	$1,742,757
Aerospace volume	52,689	131,416
Industrial volume	90,547	187,300
Noncash consideration	(4,550)	(8,907)
Effects of changes in price	50,683	120,827
Effects of changes in foreign currency rates	(3,038)	(35,897)
Consolidated net sales for the period ended June 30, 2023	$800,663	$2,137,496

In the Aerospace segment, the increase in net sales for the third quarter and first nine months of fiscal year 2023 as compared to the same periods of the prior fiscal year is primarily attributable to an increase in commercial OEM and aftermarket sales driven by higher OEM production rates, continued recovery in passenger traffic, increasing aircraft utilization, and price realization, partially offset by lower defense OEM sales primarily driven by reduced demand for guided weapons.

In the Industrial segment, the increase in net sales for the third quarter and first nine months of fiscal year 2023 as compared to the same periods of the prior fiscal year is primarily attributable to volume increases across all markets and price realization. Industrial sales benefited from significantly increased on-highway natural gas truck production in China, although future demand beyond the fourth quarter of fiscal year 2023 remains uncertain.

Costs and Expenses

Cost of goods sold increased by $115,848 to $596,251, for the third quarter of fiscal year 2023, from $480,403 for the third quarter of fiscal year 2022. As a percentage of net sales, cost of goods sold decreased to 74.5% for the third quarter of fiscal year 2023, compared to 78.2% in the prior year period.

Cost of goods sold increased by $296,494 to $1,649,473 for the first nine months of fiscal year 2023, from $1,352,979, for the first nine months of fiscal year 2022. As a percentage of net sales, costs of goods sold decreased to 77.2% for the first nine months of fiscal year 2023, compared to 77.6% for the prior year period. The increase in cost of goods sold on an absolute basis in the third quarter and first nine months of fiscal year 2023 compared to the same periods of the prior fiscal year was primarily due to higher sales volume and net inflationary impacts on material and labor costs.

Gross margin (as measured by net sales less cost of goods sold, divided by net sales) was 25.5% for the third quarter of fiscal year 2023 and 22.8% for the first nine months of fiscal year 2023, compared to 21.8% for the third quarter of fiscal year 2022 and 22.4% for the first nine months of fiscal year 2022. The increase in gross margin for the first nine months of fiscal year 2023 as compared to the same periods of the prior fiscal year is primarily attributable to higher sales volume, partially offset by net inflationary impacts on material and labor costs, as well as non-recurring, specific charges for excess and obsolete inventory and product rationalization.

Selling, general and administrative expenses increased by $18,493, or 39.8%, to $64,983 for the third quarter of fiscal year 2023, compared to $46,490 for the third quarter of fiscal year 2022. Selling, general, and administrative expenses as a percentage of net sales increased to 8.1% for the third quarter of fiscal year 2023, compared to 7.6% for the third quarter of fiscal year 2022. The increase in selling, general and administrative expenses for the third quarter as compared to the same periods of the prior fiscal year is primarily due to increased annual variable incentive compensation costs and increased expenses relating to inflation, increased headcount, and expenses relating to our deferred compensation program.

Selling, general, and administrative expenses increased by $50,828, or 33.2%, to $203,748 for the first nine months of fiscal year 2023, compared to $152,920 for the first nine months of fiscal year 2022. Selling, general, and administrative expenses as a percentage of net sales increased to 9.5% for the first nine months of fiscal year 2023, compared to 8.8% for the first nine months of fiscal year 2022. The increase in selling, general and administrative expenses for the first nine months of fiscal year 2023 as compared to the same periods of the prior fiscal year is primarily due to increased annual variable incentive compensation costs, increased expenses relating to inflation, increased headcount, and expenses relating to our deferred compensation program, as well as a non-recurring charge related to customer collections, and a product rationalization charge related to the write-off of assets, whereas such charges did not occur in the prior fiscal periods.

Research and development costs increased by $2,809, or 8.7%, to $35,033 for the third quarter of fiscal year 2023, as compared to $32,224 for the third quarter of fiscal year 2022. The increase in research and development costs for the third quarter of fiscal year 2023 as compared to the same period of the prior fiscal year is primarily due to variability in the timing of projects and expenses. As a percentage of net sales, research and development costs decreased to 4.4% for the third quarter of fiscal year 2023, as compared to 5.2% for the same period of the prior fiscal year.

Research and development costs increased by $10,034, or 11.1%, to $100,034 for the first nine months of fiscal year 2023, as compared to $90,000 for the first nine months of fiscal year 2022. The increase in research and development costs for the first nine months of fiscal year 2023 as compared to the same period of the prior fiscal year is primarily due to variability in the timing of projects and expenses. As a percentage of net sales, research and development costs decreased to 4.7% for the first nine months of fiscal year 2023, as compared to 5.2% for the first nine months of fiscal year 2022.

Our research and development activities extend across almost all of our customer base, and we anticipate ongoing variability in research and development costs due to the timing of customer business needs on current and future programs.

Restructuring charges of $5,172 were recognized in the nine months of fiscal year 2023 primarily related to workforce management to implement a streamlined Aerospace and Industrial organizational and leadership structure designed to enhance the sales experience for customers, simplify operations, and increase profitability through improved execution. All of the restructuring charges recorded in fiscal year 2023 were recorded as nonsegment expenses. There were no such restructuring charges recorded in the third quarter of fiscal 2023 or the first nine months of fiscal year 2022.

Interest expense increased by $3,642, or 42.7%, to $12,175 for the third quarter of fiscal year 2023, compared to $8,533 for the third quarter of fiscal year 2022. Interest expense as a percentage of net sales was 1.5% for the third quarter of fiscal year 2023, compared to 1.4% for the third quarter of fiscal year 2022. Interest expense increased by $11,126, or 44.4%, to $36,162 for the first nine months of fiscal year 2023, compared to $25,036 for the first nine months of fiscal year 2022. Interest expense as a percentage of net sales was 1.7% for the first nine months of fiscal year 2023, compared to 1.4% for the first nine months of fiscal year 2022. The increase in interest expense for the third quarter and first nine months of fiscal year 2023 as compared to the same periods of the prior fiscal year is primarily attributable to increased borrowings and interest rates on the revolving credit facility during the third quarter and first nine months of fiscal year 2023.

Other income increased by $9,749 to $13,001 for the third quarter of fiscal year 2023, compared to $3,252 for the third quarter of fiscal year 2022. Other income increased by $14,618 to $33,431 for the first nine months of fiscal year 2023, compared to $18,813 for the first nine months of fiscal year 2022. The increase in other income for the third quarter and first nine months of fiscal year 2023 as compared to the same periods of the prior fiscal year is primarily attributable to increased earnings in the joint venture and a gain on investments in our deferred compensation program, whereas a loss on such investments was recognized in the prior fiscal year.

Income taxes were provided at an effective rate on earnings before income taxes of 20.0% for the third quarter and 15.8% for the first nine months of fiscal year 2023, and 21.6% for the third quarter and 17.2% for the first nine months of fiscal year 2022. The decrease in the effective tax rate for the third quarter compared to the same period of the prior year is primarily attributable to a larger stock-based compensation tax benefit in the quarter and larger state income tax credits. The decrease in the effective tax rate for the first nine months of fiscal year 2023 compared to the same period of the prior year is primarily attributable to the release of uncertain tax positions and larger state income tax credits, partially offset by a smaller year-to-date stock-based compensation tax benefit.

Segment Results

The following table presents sales by segment:

	Three Months Ended June 30,				Nine Months Ended June 30,
	2023		2022		2023		2022
Net sales:
Aerospace	$480,531	60.0%	$401,712	65.4%	$1,313,233	61.4%	$1,110,904	63.7%
Industrial	320,132	40.0%	212,620	34.6%	824,263	38.6%	631,853	36.3%
Consolidated net sales	$800,663	100%	$614,332	100%	$2,137,496	100%	$1,742,757	100%

The following table presents earnings by segment and reconciles segment earnings to consolidated net earnings:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2023	2022	2023	2022
Aerospace	$83,075	$56,566	$211,823	$167,458
Industrial	58,197	21,102	107,170	62,029
Nonsegment expenses	(23,875)	(19,201)	(106,493)	(63,816)
Interest expense, net	(11,659)	(8,180)	(34,772)	(23,542)
Consolidated earnings before income taxes	105,738	50,287	177,728	142,129
Income tax expense	(21,139)	(10,841)	(28,012)	(24,472)
Consolidated net earnings	$84,599	$39,446	$149,716	$117,657

The following table presents segment earnings as a percent of segment net sales:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2023	2022	2023	2022
Aerospace	17.3%	14.1%	16.1%	15.1%
Industrial	18.2%	9.9%	13.0%	9.8%

Aerospace

Aerospace segment net sales increased by $78,819, or 19.6%, to $480,531 for the third quarter of fiscal year 2023, compared to $401,712 for the third quarter of fiscal year 2022. Aerospace segment net sales increased by $202,329, or 18.2%, to $1,313,233 for the first nine months of fiscal year 2023, compared to $1,110,904 for the first nine months of fiscal year 2022. The increase in Aerospace segment net sales in the third quarter and first nine months of fiscal year 2023 as compared to the same periods of the prior fiscal year is primarily due to higher commercial OEM and aftermarket sales as well as price realization, partially offset by the reduced demand for guided weapons.

Defense OEM sales decreased in the third quarter and first nine months of fiscal year 2023 as compared to the same periods of the prior fiscal year, primarily driven by the reduced demand for guided weapons. However, with the exception of guided weapons, defense OEM demand remained stable at elevated levels. Our defense aftermarket sales increased in the third quarter and first nine months of fiscal year 2023 compared to the same periods of the prior fiscal year, primarily driven by increased defense budgets resulting in operations and maintenance upgrades.

Aerospace segment earnings increased by $26,509, or 46.9%, to $83,075 for the third quarter of fiscal year 2023, compared to $56,566 for the third quarter of fiscal year 2022. Aerospace segment earnings increased by $44,365, or 26.5%, to $211,823 for the first nine months of fiscal year 2023, compared to $167,458 for the first nine months of fiscal year 2022.

The increase in Aerospace segment earnings for the third quarter and first nine months of fiscal year 2023 as compared to the same periods of the prior fiscal year was due to the following:

	Three-Month Period	Nine-Month Period
Earnings for the period ended June 30, 2022	$56,566	$167,458
Sales volume	23,508	57,780
Price, sales mix, inflation and productivity	19,297	33,108
Manufacturing costs related to hiring and training	(5,458)	(16,472)
Annual variable incentive compensation costs	(12,246)	(24,498)
Other, net	1,408	(5,553)
Earnings for the period ended June 30, 2023	$83,075	$211,823

Aerospace segment earnings as a percentage of segment net sales were 17.3% for the third quarter and 16.1% for the first nine months of fiscal year 2023, compared to 14.1% for the third quarter and 15.1% for the first nine months of fiscal year 2022.

Industrial

Industrial segment net sales increased by $107,512, or 50.6%, to $320,132 for the third quarter of fiscal year 2023, compared to $212,620 for the third quarter of fiscal year 2022. Industrial segment net sales increased by $192,410, or 30.5%, to $824,263 for the first nine months of fiscal year 2023, compared to $631,853 for the first nine months of fiscal year 2022. The increase in Industrial segment net sales in the third quarter and first nine months of fiscal year 2023 as compared to the same periods of the prior fiscal year was primarily attributable to volume increases across all markets, including significantly increased on-highway natural gas truck production in China, partially offset by unfavorable foreign currency impacts of $3,030 in the third quarter and $31,121 in the first nine months of fiscal year 2023. Future demand for on-highway natural gas trucks in China beyond the fourth quarter of fiscal year 2023 remains uncertain.

Industrial segment earnings increased by $37,095, or 175.8%, to $58,197 for the third quarter of fiscal year 2023, compared to $21,102 for the third quarter of fiscal year 2022. Segment earnings increased by $45,141, or 72.8%, to $107,170 for the first nine months of fiscal year 2023, compared to $62,029 for the first nine months of fiscal year 2022.

The increase in Industrial segment earnings for the third quarter and first nine months of fiscal year 2023 compared to the same periods of the prior fiscal year was due to the following:

	Three-Month Period	Nine-Month Period
Earnings for the period ended June 30, 2022	$21,102	$62,029
Sales volume	41,115	83,854
Price, sales mix, inflation and productivity	14,165	10,319
Manufacturing costs related to hiring and training	(4,600)	(14,793)
Effects of changes in foreign currency rates	(1,507)	(9,463)
Annual variable incentive compensation costs	(8,807)	(16,458)
Other, net	(3,271)	(8,318)
Earnings for the period ended June 30, 2023	$58,197	$107,170

Industrial segment earnings as a percentage of segment net sales were 18.2% for the third quarter and 13.0% for the first nine months of fiscal year 2023, compared to 9.9% for the third quarter and 9.8% for the first nine months of fiscal year 2022.

Industrial segment earnings in the third quarter of fiscal year 2023 and the first nine months of fiscal year 2023 as compared to the same periods of the prior fiscal year benefited from significantly increased on-highway natural gas truck production in China, although future demand beyond the fourth quarter of fiscal year 2023 remains uncertain.

Nonsegment

Nonsegment expenses increased by $4,674 to $23,875 for the third quarter of fiscal year 2023, compared to $19,201 for the third quarter of fiscal year 2022. Nonsegment expenses increased by $42,677 to $106,493 for the first nine months of fiscal year 2023, compared to $63,816 for the first nine months of fiscal year 2022. Nonsegment expenses for the first nine months of fiscal year 2023 included a specific charge for excess and obsolete inventory of $11,995, a product rationalization charge of $10,504, a restructuring charge of $5,172, a non-recurring charge related to customer collections of $4,997, and certain non-restructuring separation costs of $2,208. Excluding these charges from 2023, nonsegment expenses increased by $7,801 in the first nine months of fiscal year 2023 compared to same period of the prior fiscal year.

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

At June 30, 2023, we had total outstanding debt of $750,857 consisting of various series of unsecured notes due between 2023 and 2033 and obligations under our finance leases.

At June 30, 2023, we had $23,500 outstanding on our revolving credit facility, all of which is classified as short-term borrowings based on our intent and ability to repay this amount in the next twelve months. Revolving credit facility and short-term borrowing activity during the nine months ended June 30, 2023 were as follows:

Maximum daily balance during the period	$317,800
Average daily balance during the period	$229,267
Weighted average interest rate on average daily balance	5.65%

At June 30, 2023, we had additional borrowing availability of $967,678 under our revolving credit facility, net of outstanding letters of credit, and additional borrowing availability of $27,181 under various foreign credit facilities.

To our knowledge, we were in compliance with all our debt covenants as of June 30, 2023. See Note 15, Credit facilities, short-term borrowings and long-term debt in the Notes to the Consolidated Financial Statements included in Part II, Item 8 of our most recently filed Form 10-K, for more information about our covenants.

In addition to utilizing our cash resources to fund the working capital needs of our business, we evaluate additional strategic uses of our funds, including the repurchase of our common stock, payment of dividends, significant capital expenditures, strategic acquisitions, and other potential uses of cash.

From time to time, the Company enters into various factoring agreements with third-party financial institutions to sell certain of its receivables. Factoring activity resulted in an increase of approximately $18,096 in cash provided by operating activities during the nine months ended June 30, 2023, compared to an increase in cash provided by operating activities of approximately $25,975 during the nine months ended June 30, 2022.

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

In November 2019, the Board had authorized a program for the repurchase of up to $500,000 of Woodward’s outstanding shares of common stock on the open market or in privately negotiated transactions over a three-year period that was scheduled to expire in November 2022 (the “2019 Authorization”). During the first nine months of fiscal year 2022, we repurchased 233 shares of our common stock for $26,742 under the 2019 Authorization. We repurchased no shares under the 2019 Authorization during the first nine months of fiscal year 2023.

In January 2022, the Board terminated the 2019 Authorization and concurrently authorized a program for the repurchase of up to $800,000 of Woodward’s outstanding shares of common stock on the open market or in privately negotiated transactions over a two-year period ending in January 2024 (the “2022 Authorization”). During the first nine months of fiscal year 2023, we repurchased 274 shares of our common stock for $26,369 under the 2022 Authorization, as compared to 3,441 shares of our common stock for $400,975 under the 2022 Authorization during the first nine months of fiscal year 2022.

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

Cash Flows

	Nine Months Ended June 30,
	2023	2022
Net cash provided by operating activities	$155,630	$86,016
Net cash (used in) investing activities	(54,204)	(29,415)
Net cash (used in) financing activities	(83,315)	(404,966)
Effect of exchange rate changes on cash and cash equivalents	(11,848)	(396)
Net change in cash and cash equivalents	6,263	(348,761)
Cash and cash equivalents, including restricted cash, at beginning of year	107,844	448,462
Cash and cash equivalents, including restricted cash, at end of period	$114,107	$99,701

Net cash flows provided by operating activities for the first nine months of fiscal year 2023 was $155,630, compared to $86,016 for the same period of fiscal year 2022. The increase in net cash provided by operating activities in the first nine months of fiscal year 2023 as compared to the first nine months of the prior fiscal year is primarily attributable to increased earnings, partially offset by the working capital increases and timing of tax payments.

Net cash flows used in investing activities for the first nine months of fiscal year 2023 was $54,204, compared to $29,415 for the same period of fiscal year 2022. The increase in cash flows used in investing activities in the first nine months of fiscal year 2023 as compared to the first nine months of the prior fiscal year is primarily due to increased payments for property, plant and equipment.

Net cash flows used in financing activities for the first nine months of fiscal year 2023 was $83,315, compared to net cash flows used in financing activities of $404,966 for the same period of fiscal year 2022. The decrease in net cash flows used in financing activities in the first nine months of fiscal year 2023 as compared to the first nine months of the prior fiscal year is primarily attributable to the decrease in repurchases of common stock and a change in net debt payments as compared to borrowings. During the first nine months of fiscal year 2023, we had net debt payments in the amount of $43,836, while we had net debt borrowings of $48,556 in the first nine months of fiscal year 2022. During the first nine months of fiscal year 2023, we made $26,369 of cash repurchases of common stock, as compared to $440,233 of cash repurchases of common stock during the first nine months of fiscal year 2022.

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

Earnings based non‐U.S. GAAP financial measures

Adjusted net earnings is defined by the Company as net earnings excluding, as applicable, (i) a specific charge for excess and obsolete inventory, (ii) product rationalization, (iii) a restructuring charge, (iv) a non-recurring charge related to customer collections, (v) certain non-restructuring separation costs, (vi) a charge in connection with a non-recurring matter unrelated to the ongoing operations of the business, and a partial reversal of such charge in a subsequent period, and (vii) costs related to business development activities. The product rationalization adjustment pertains to a non-recurring write-off of inventory and assets related to the elimination of certain product lines. The specific charge for excess and obsolete inventory pertains to a non-recurring process change that resulted in the identification and write down of certain excess inventory unrelated to product rationalization. The non-recurring charge related to customer collections pertains to a discrete process issue that was identified and corrected. The Company believes that these excluded items are short‐term in nature, not directly related to the ongoing operations of the business, and therefore, the exclusion of them illustrates more clearly how the underlying business of Woodward is performing. Management uses adjusted net earnings to evaluate the Company’s performance excluding these infrequent or unusual period expenses that are not necessarily indicative of the Company’s operating performance for the period. Management defines adjusted earnings per share as adjusted net earnings, as defined above, divided by the weighted‐average number of diluted shares of common stock outstanding for the period. Management uses both adjusted net earnings and adjusted earnings per share when comparing operating performance to other periods which may not have similar, infrequent or unusual charges.

The reconciliation of net earnings and earnings per share to adjusted net earnings and adjusted earnings per share, respectively, is shown in the tables below:

Three Months Ended June 30,
	2023		2022
	Net Earnings	Earnings Per Share	Net Earnings	Earnings Per Share
Net earnings (U.S. GAAP)	$84,599	$1.37	$39,446	$0.64
Non-U.S. GAAP adjustments, net of tax:
Specific charge for excess and obsolete inventory	—	—	—	—
Product rationalization	—	—	—	—
Restructuring charge	—	—	—	—
Non-recurring charge related to customer collections	—	—	—	—
Certain non-restructuring separation costs	—	—	—	—
Non-recurring matter unrelated to the ongoing operations of the business	—	—	—	—
Business development activities	—	—	—	—
Non-U.S. GAAP adjustments	—	—	—	—
Adjusted net earnings (Non-U.S. GAAP)	$84,599	$1.37	$39,446	$0.64

	Nine Months Ended June 30,
	2023		2022
	Net Earnings	Earnings Per Share	Net Earnings	Earnings Per Share
Earnings per share (U.S. GAAP)	$149,716	$2.44	$117,657	$1.84
Non-U.S. GAAP adjustments, net of tax:
Specific charge for excess and obsolete inventory[1]	9,016	0.15	—	—
Product rationalization[2]	7,896	0.13	—	—
Restructuring charge	3,874	0.06	—	—
Non-recurring charge related to customer collections[3]	3,761	0.06	—	—
Certain non-restructuring separation costs[3]	1,661	0.03	—	—
Non-recurring matter unrelated to the ongoing operations of the business[3]	—	—	2,454	0.04
Business development activities[3]	—	—	2,236	0.03
Total non-U.S. GAAP adjustments	26,208	0.43	4,690	0.07
Adjusted earnings per share (Non-U.S. GAAP)	$175,924	$2.87	$122,347	$1.91
(1)
Presented in the line item "Cost of goods sold" in Woodward's Condensed Consolidated Statement of Earnings.
(2)
$4,374 is presented in the line item "Cost of goods sold" and $3,522 is presented in the line item " Selling, general and administrative" expenses in Woodward's Condensed Consolidated Statement of Earnings.
(3)
Presented in the line item "Selling, general and administrative" expenses in Woodward's Condensed Consolidated Statement of Earnings.

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

Adjusted EBIT and adjusted EBITDA represent further non-U.S. GAAP adjustments to EBIT and EBITDA, in each case adjusted to exclude, as applicable, (i) a specific charge for excess and obsolete inventory, (ii) product rationalization, (iii) a restructuring charge, (iv) a non-recurring charge related to customer collections, (v) certain non-restructuring separation costs, (vi) a charge in connection with a non-recurring matter unrelated to the ongoing operations of the business, and a partial reversal of such charge in a subsequent period, and (vii) costs related to business development activities. The product rationalization adjustment pertains to a non-recurring write-off of inventory and assets related to the elimination of certain product lines. The specific charge for excess and obsolete inventory pertains to a non-recurring process change that resulted in the identification and write down of certain excess inventory unrelated to product rationalization. The non-recurring charge related to customer collections pertains to a discrete process issue that was identified and corrected. As these charges are infrequent or unusual items that can be variable from period to period and do not fluctuate with operating results, management believes removing these gains and charges from EBIT and EBITDA improves comparability of past, present, and future operating results and provides consistency when comparing EBIT and EBITDA between periods.

EBIT and adjusted EBIT reconciled to net earnings were as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2023	2022	2023	2022
Net earnings (U.S. GAAP)	$84,599	$39,446	$149,716	$117,657
Income tax expense	21,139	10,841	28,012	24,472
Interest expense	12,175	8,533	36,162	25,036
Interest income	(516)	(353)	(1,390)	(1,494)
EBIT (Non-U.S. GAAP)	117,397	58,467	212,500	165,671
Non-U.S. GAAP adjustments:
Specific charge for excess and obsolete inventory[1]	—	—	11,995	—
Product rationalization[2]	—	—	10,504	—
Restructuring charge	—	—	5,172	—
Non-recurring charge related to customer collections[3]	—	—	4,997	—
Certain non-restructuring separation costs[3]	—	—	2,208	—
Non-recurring matter unrelated to the ongoing operations of the business[3]	—	—	—	3,272
Business development activities[3]	—	—	—	2,982
Total non-U.S. GAAP adjustments	—	—	34,876	6,254
Adjusted EBIT (Non-U.S. GAAP)	$117,397	$58,467	$247,376	$171,925
(1)
Presented in the line item "Cost of goods sold" in Woodward's Condensed Consolidated Statement of Earnings.
(2)
$5,822 is presented in the line item "Cost of goods sold" and $4,682 is presented in the line item " Selling, general and administrative" expenses in Woodward's Condensed Consolidated Statement of Earnings.
(3)
Presented in the line item "Selling, general and administrative" expenses in Woodward's Condensed Consolidated Statement of Earnings.

EBITDA and adjusted EBITDA reconciled to net earnings were as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2023	2022	2023	2022
Net earnings (U.S. GAAP)	$84,599	$39,446	$149,716	$117,657
Income tax expense	21,139	10,841	28,012	24,472
Interest expense	12,175	8,533	36,162	25,036
Interest income	(516)	(353)	(1,390)	(1,494)
Amortization of intangible assets	9,493	9,309	28,089	28,584
Depreciation expense	20,551	20,618	61,212	62,674
EBITDA (Non-U.S. GAAP)	147,441	88,394	301,801	256,929
Non-U.S. GAAP adjustments:
Specific charge for excess and obsolete inventory[1]	—	—	11,995	—
Product rationalization[2]	—	—	10,504	—
Restructuring charge	—	—	5,172	—
Non-recurring charge related to customer collections[3]	—	—	4,997	—
Certain non-restructuring separation costs[3]	—	—	2,208	—
Non-recurring matter unrelated to the ongoing operations of the business[3]	—	—	—	3,272
Business development activities[3]	—	—	—	2,982
Total non-U.S. GAAP adjustments	—	—	34,876	6,254
Adjusted EBITDA (Non-U.S. GAAP)	$147,441	$88,394	$336,677	$263,183
(1)
Presented in the line item "Cost of goods sold" in Woodward's Condensed Consolidated Statement of Earnings.
(2)
$5,822 is presented in the line item "Cost of goods sold" and $4,682 is presented in the line item " Selling, general and administrative" expenses in Woodward's Condensed Consolidated Statement of Earnings.
(3)
Presented in the line item "Selling, general and administrative" expenses in Woodward's Condensed Consolidated Statement of Earnings.

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

Cash flow‐based non‐U.S. GAAP financial measures

Management uses free cash flow, which is defined by the Company as net cash flows provided by operating activities less payments for property, plant, and equipment, in reviewing the financial performance of and cash generation by Woodward’s various business groups and evaluating cash levels. We believe free cash flow is a useful measure for investors because it portrays our ability to grow organically and generate cash from our businesses for purposes such as paying interest on our indebtedness, repaying maturing debt, funding business acquisitions, purchasing our common stock, paying dividends, and investing in additional research and development. In addition, securities analysts, investors, and others frequently use free cash flow in their evaluation of companies. Adjusted free cash flow represents a further non-U.S. GAAP adjustment to free cash flow to exclude the effect of cash paid for business development activities, restructuring activities, and certain non-restructuring separation costs. Management believes that excluding these infrequent or unusual items from free cash flow better portrays our ability to generate cash, as such items are not indicative of the Company’s operating performance for the period.

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

Free cash flow and adjusted free cash flow reconciled to net cash provided by operating activities were as follows:

	Nine Months Ended June 30,
	2023	2022
Net cash provided by operating activities (U.S. GAAP)	$155,630	$86,016
Payments for property, plant and equipment	(57,142)	(37,105)
Free cash flow (Non-U.S. GAAP)	98,488	48,911
Cash paid for business development activities	—	2,982
Cash paid for restructuring charges	3,594	505
Cash paid for certain non-restructuring separation costs	977	—
Adjusted free cash flow (Non-U.S. GAAP)	$103,059	$52,398
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

Item 4. Controls and Procedures

We have established disclosure controls and procedures, which are designed to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Act”) is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Act is accumulated and communicated to management, including our Principal Executive Officer (Charles (“Chip”) P. Blankenship, Jr., Chairman of the Board, Chief Executive Officer and President) and Principal Financial and Accounting Officer (William F. Lacey, Chief Financial Officer), as appropriate, to allow timely decisions regarding required disclosures.

Chip P. Blankenship, Jr. and William F. Lacey evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15 under the Securities Exchange Act of 1934, as amended, or the Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on their evaluations, they concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2023.

There have not been any changes in our internal controls over financial reporting during the quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities (In thousands, except for shares and per share amounts)	Total Number of Shares Purchased	Weighted Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares that may yet be Purchased under the Plans or Programs at Period End (1)
April 1, 2023 through April 30, 2023 (2)	203	$96.02	—	$327,590
May 1, 2023 through May 31, 2023 (2)	138	105.41	—	327,590
June 1, 2023 through June 30, 2023 (2)	—	—	—	327,590

(1)
In January 2022, the Board terminated the 2019 Authorization and concurrently authorized a program for the repurchase of up to $800,000 of Woodward’s outstanding shares of common stock on the open market or in privately negotiated transactions over a two-year period ending in January 2024 (the “2022 Authorization”).
(2)
Under a trust established for the purposes of administering the Woodward Executive Benefit Plan, 203 shares of common stock were acquired in April 2023, no shares of common stock were acquired in May 2023, and no shares of common stock were acquired in June 2023 on the open market related to the deferral of compensation by certain eligible members of Woodward’s management who irrevocably elected to invest some or all of their deferred compensation in Woodward common stock. In addition, 138 shares of common stock were acquired in May 2023 on the open market related to the reinvestment of dividends for shares of treasury stock held for deferred compensation. Shares owned by the trust, which is a separate legal entity, are included in "Treasury stock held for deferred compensation" in the Condensed Consolidated Balance Sheets.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

Exhibits filed as part of this Report are listed in the Exhibit Index.

WOODWARD, INC.

EXHIBIT INDEX

	Exhibit Number	Description
*	10.1	Separation Agreement dated April 5, 2023 by and between Woodward, Inc. and Mark D. Hartman
*	10.2	William F. Lacey Offer Letter, dated March 30, 2023
*	31.1	Rule 13a-14(a)/15d-14(a) certification of Charles P. Blankenship, Jr.
*	31.2	Rule 13a-14(a)/15d-14(a) certification of William F. Lacey
*	32.1	Section 1350 certifications
*	101

The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Earnings, (iii) Condensed Consolidated Statements of Comprehensive Earnings, (iv) Condensed Consolidated Statements of Cash Flows, (v) Condensed Consolidated Statements of Stockholders’ Equity, and (vi) Notes to Condensed Consolidated Financial Statements.

*	104	Cover page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed as an exhibit to this Report

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WOODWARD, INC.
Date: August 4, 2023	/s/ Charles P. Blankenship, Jr.
Charles P. Blankenship, Jr.
Chairman of the Board, Chief Executive Officer, and President (on behalf of the registrant and as the registrant’s Principal Executive Officer)

Date: August 4, 2023	/s/ William F. Lacey
William F. Lacey
Chief Financial Officer (on behalf of the registrant and as the registrant’s Principal Financial and Accounting Officer)