Form 10-Q
period 2023-12-31
Woodward, Inc.
filed 2024-02-02
CIK 108312

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2023

or

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

Yes ☐ No ☒

As of February 1, 2024, 60,298,456 shares of the registrant’s common stock with a par value of $0.001455 per share were outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

WOODWARD, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended
	December 31,
	2023	2022
Net sales	$786,730	$618,619
Costs and expenses:
Cost of goods sold	582,381	492,663
Selling, general and administrative expenses	74,511	63,187
Research and development costs	30,794	28,634
Interest expense	11,436	11,142
Interest income	(1,473)	(366)
Other (income) expense, net	(20,639)	(8,390)
Total costs and expenses	677,010	586,870
Earnings before income taxes	109,720	31,749
Income tax expense	19,676	2,143
Net earnings	$90,044	$29,606

Earnings per share:
Basic earnings per share	$1.50	$0.50
Diluted earnings per share	$1.46	$0.49

Weighted Average Common Shares Outstanding:
Basic	60,021	59,667
Diluted	61,846	60,928

See accompanying Notes to Condensed Consolidated Financial Statements

WOODWARD, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS

(In thousands)

(Unaudited)

	Three Months Ended
	December 31,
	2023	2022
Net earnings	$90,044	$29,606

Other comprehensive earnings:
Foreign currency translation adjustments	23,841	30,227
Net (loss) on foreign currency transactions designated as hedges of net investments in foreign subsidiaries	(1,866)	(3,625)
Taxes on changes in foreign currency translation adjustments	(287)	1,344
Foreign currency translation and transactions adjustments, net of tax	21,688	27,946

Unrealized (loss) on fair value adjustment of derivative instruments	(18,510)	(32,588)
Reclassification of net realized loss on derivatives to earnings	17,899	38,186
Taxes on changes in derivative transactions	—	(113)
Derivative adjustments, net of tax	(611)	5,485

Amortization of pension and other postretirement plan:
Net prior service cost	180	179
Net (gain)	(250)	(199)
Foreign currency exchange rate changes on pension and other postretirement benefit plan liabilities	322	441
Taxes on changes in pension and other postretirement benefit plan liability adjustments, net of foreign currency exchange rate changes	(42)	79
Pension and other postretirement benefit plan adjustments, net of tax	210	500
Total comprehensive earnings	$111,331	$63,537

See accompanying Notes to Condensed Consolidated Financial Statements

WOODWARD, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

(Unaudited)

	December 31,	September 30,
	2023	2023
ASSETS
Current assets:
Cash and cash equivalents	$144,348	$137,447
Accounts receivable, less allowance for uncollectible amounts of $5,777 and $5,847, respectively	778,065	749,859
Inventories	559,673	517,843
Income taxes receivable	11,348	14,120
Other current assets	52,723	50,183
Total current assets	1,546,157	1,469,452
Property, plant and equipment, net	931,253	913,094
Goodwill	803,487	791,468
Intangible assets, net	460,986	452,363
Deferred income tax assets	59,733	58,550
Other assets	329,189	325,276
Total assets	$4,130,805	$4,010,203
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Short-term debt	$65,100	$—
Current portion of long-term debt	745	75,817
Accounts payable	253,398	234,328
Income taxes payable	51,914	44,435
Accrued liabilities	211,657	262,616
Total current liabilities	582,814	617,196
Long-term debt, less current portion	653,029	645,709
Deferred income tax liabilities	139,018	132,819
Other liabilities	565,882	543,490
Total liabilities	1,940,743	1,939,214
Commitments and contingencies (Note 21)
Stockholders' equity:
Preferred stock, par value $0.003 per share, 10,000 shares authorized, no shares issued	—	—
Common stock, par value $0.001455 per share, 150,000 shares authorized, 72,960 shares issued	106	106
Additional paid-in capital	337,038	327,941
Accumulated other comprehensive losses	(49,384)	(70,671)
Deferred compensation	3,049	2,776
Retained earnings	2,985,409	2,908,574
	3,276,218	3,168,726
Treasury stock at cost, 12,823 shares and 13,070 shares, respectively	(1,083,107)	(1,094,961)
Treasury stock held for deferred compensation, at cost, 54 shares and, 55 shares, respectively	(3,049)	(2,776)
Total stockholders' equity	2,190,062	2,070,989
Total liabilities and stockholders' equity	$4,130,805	$4,010,203

See accompanying Notes to Condensed Consolidated Financial Statements

WOODWARD, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended December 31,
	2023	2022
Cash flows from operating activities:
Net earnings	$90,044	$29,606
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	28,825	29,304
Net (gain) loss on sales of assets	(9)	33
Stock-based compensation	4,937	11,316
Deferred income taxes	44	—
Changes in operating assets and liabilities:
Trade accounts receivable	6,430	31,318
Unbilled receivables (contract assets)	(27,154)	(12,226)
Costs to fulfill a contract	(1,580)	(496)
Inventories	(36,383)	(50,559)
Accounts payable and accrued liabilities	(31,654)	(30,412)
Contract liabilities	7,502	2,065
Income taxes	8,766	890
Retirement benefit obligations	(434)	(664)
Other	(2,545)	(4,773)
Net cash provided by operating activities	46,789	5,402

Cash flows from investing activities:
Payments for purchase of property, plant, and equipment	(41,812)	(24,390)
Proceeds from sale of assets and short-term investments	36	37
Business acquisition, net of cash acquired	—	878
Net cash (used in) investing activities	(41,776)	(23,475)

Cash flows from financing activities:
Cash dividends paid	(13,209)	(11,355)
Proceeds from sales of treasury stock	15,267	1,199
Payments for repurchases of common stock	—	(26,369)
Borrowings on revolving lines of credit and short-term borrowings	728,600	413,700
Payments on revolving lines of credit and short-term borrowings	(663,500)	(371,200)
Payments of long-term debt and finance lease obligations	(75,249)	(98)
Net cash (used in) provided by financing activities	(8,091)	5,877
Effect of exchange rate changes on cash and cash equivalents	9,979	3,687
Net change in cash and cash equivalents	6,901	(8,509)
Cash and cash equivalents at beginning of year	137,447	107,844
Cash and cash equivalents at end of period	$144,348	$99,335

See accompanying Notes to Condensed Consolidated Financial Statements

WOODWARD, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

(Unaudited)

	Stockholders' equity
			Accumulated other comprehensive (loss) earnings
	Common stock	Additional paid-in capital	Foreign currency translation adjustments	Unrealized derivative gains (losses)	Minimum retirement benefit liability adjustments	Total accumulated other comprehensive (loss) earnings	Deferred compensation	Retained earnings	Treasury stock at cost	Treasury stock held for deferred compensation	Total stockholders' equity
Balances as of September 30, 2022	$106	$293,540	$(86,494)	$(6,215)	$146	$(92,563)	$6,781	$2,727,233	$(1,027,194)	$(6,781)	$1,901,122
Net earnings	—	—	—	—	—	—	—	29,606	—	—	29,606
Other comprehensive earnings (loss), net of tax	—	—	27,946	5,485	500	33,931	—	—	—	—	33,931
Cash dividends paid ($0.19 per share)	—	—	—	—	—	—	—	(11,355)	—	—	(11,355)
Sales of treasury stock	—	161	—	—	—	—	—	—	863	—	1,024
Purchase of treasury stock	—	—	—	—	—	—	—	—	(26,369)	—	(26,369)
Common shares issued for benefit plans	—	83	—	—	—	—	—	—	77	—	160
Stock-based compensation	—	11,316	—	—	—	—	—	—	—	—	11,316
Purchases of stock by deferred compensation	—	—	—	—	—	—	70	—	—	(70)	—
Distribution of stock from deferred compensation	—	—	—	—	—	—	(876)	—	—	876	—
Balances as of December 31, 2022	$106	$305,100	$(58,548)	$(730)	$646	$(58,632)	$5,975	$2,745,484	$(1,052,623)	$(5,975)	$1,939,435

Balances as of September 30, 2023	$106	$327,941	$(67,393)	$(9,719)	$6,441	$(70,671)	$2,776	$2,908,574	$(1,094,961)	$(2,776)	2,070,989
Net earnings	—	—	—	—	—	—	—	90,044	—	—	90,044
Other comprehensive earnings (loss), net of tax	—	—	21,688	(611)	210	21,287	—	—	—	—	21,287
Cash dividends paid ($0.22 per share)	—	—	—	—	—	—	—	(13,209)	—	—	(13,209)
Sales of treasury stock	—	4,160	—	—	—	—	—	—	11,854	—	16,014
Stock-based compensation	—	4,937	—	—	—	—	—	—	—	—	4,937
Purchases of stock by deferred compensation	—	—	—	—	—	—	32	—	—	(32)	—
Distribution of stock from deferred compensation	—	—	—	—	—	—	241	—	—	(241)	—
Balances as of December 31, 2023	$106	$337,038	$(45,705)	$(10,330)	$6,651	$(49,384)	$3,049	$2,985,409	$(1,083,107)	$(3,049)	$2,190,062

See accompanying Notes to Condensed Consolidated Financial Statements

WOODWARD, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

(Unaudited)

Note 1. Basis of presentation

The Condensed Consolidated Financial Statements of Woodward, Inc. (“Woodward” or the “Company”) as of December 31, 2023 and for the three months ended December 31, 2023 and 2022, included herein, have not been audited by an independent registered public accounting firm. These unaudited Condensed Consolidated Financial Statements reflect all normal recurring adjustments that, in the opinion of management, are necessary to present fairly Woodward’s financial position as of December 31, 2023, and the statements of earnings, comprehensive earnings, cash flows, and changes in stockholders’ equity for the periods presented herein. The results of operations for the three months ended December 31, 2023 and 2022 are not necessarily indicative of the operating results to be expected for other interim periods or for the full fiscal year. Dollar and share amounts contained in these unaudited Condensed Consolidated Financial Statements are in thousands, except per share amounts, unless otherwise noted.

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

In November 2023, the FASB issued ASU 2023-07, "Improvements to Reportable Segment Disclosures." The purpose of ASU 2023-07 is to provide enhanced disclosures about significant segment expenses. The amendments in ASU 2023-07 are effective for fiscal years beginning after December 15, 2023 (fiscal year 2025 for Woodward), and interim periods within fiscal years beginning after December 15, 2024 (fiscal year 2026 for Woodward), with early adoption permitted, and are to be applied on a retrospective basis to all periods presented. Woodward is currently assessing the impact on its segment reporting disclosures.

In December 2023, the FASB issued ASU 2023-09, "Improvements to Income Tax Disclosures." The purpose of ASU 2023-09 is to provide enhanced disclosures surrounding income taxes by requiring, consistent categories and greater disaggregation of information in the rate reconciliation, the disaggregation of income taxes paid by jurisdiction, as well as several other changes to the income tax disclosure. The amendments in ASU 2023-09 are effective for fiscal years beginning after December 15, 2024 (fiscal year 2026 for Woodward), with early adoption permitted, and is required to be applied prospectively with the option of retrospective application. Woodward is currently assessing the impact on its income tax disclosures.

Note 3. Revenue

The amount of revenue recognized as point in time or over time follows:

	Three Months Ended December 31, 2023			Three Months Ended December 31, 2022
	Aerospace	Industrial	Consolidated	Aerospace	Industrial	Consolidated
Point in time	$188,503	$186,630	$375,133	$169,840	$139,839	$309,679
Over time	272,253	139,344	411,597	225,845	83,095	308,940
Total net sales	$460,756	$325,974	$786,730	$395,685	$222,934	$618,619

Accounts Receivable

Accounts receivable consisted of the following:

	December 31, 2023	September 30, 2023
Billed receivables
Trade accounts receivable	$426,598	$434,287
Other (Chinese financial institutions)	57,098	50,940
Total billed receivables	483,696	485,227
Current unbilled receivables (contract assets)	300,146	270,479
Total accounts receivable	783,842	755,706
Less: Allowance for uncollectible amounts	(5,777)	(5,847)
Total accounts receivable, net	$778,065	$749,859

As of December 31, 2023, “Other assets” on the Condensed Consolidated Balance Sheets includes $6,945 of unbilled receivables not expected to be invoiced and collected within a period of twelve months, compared to $7,332 as of September 30, 2023.

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

The allowance for uncollectible amounts and change in expected credit losses for trade accounts receivable and unbilled receivables (contract assets) consisted of the following:

	Three Months Ended December 31,
	2023	2022
Balance, beginning	$5,847	$3,922
Changes in estimates	298	344
Write-offs	(459)	(83)
Other[1]	91	20
Balance, ending	$5,777	$4,203
(1)
Includes effects of foreign exchange rate changes during the period.

Contract liabilities

Contract liabilities consisted of the following:

	December 31, 2023		September 30, 2023
	Current	Noncurrent	Current	Noncurrent
Deferred revenue from material rights from GE joint venture formation	$6,255	$232,553	$6,147	$233,997
Deferred revenue from advanced invoicing and/or prepayments from customers	9,638	4,196	6,868	2,196
Liability related to customer supplied inventory	14,357	—	14,543	—
Deferred revenue from material rights related to engineering and development funding	6,872	183,190	6,190	178,464
Net contract liabilities	$37,122	$419,939	$33,748	$414,657

Woodward recognized revenue of $13,033 in the three months ended December 31, 2023 from contract liabilities balances recorded as of October 1, 2023, compared to $8,885 in the three months ended December 31, 2022 from contract liabilities balances recorded as of October 1, 2022.

Remaining performance obligations

Remaining performance obligations related to the aggregate amount of the total contract transaction price of firm orders for which the performance obligation has not yet been recognized in revenue as of December 31, 2023 was $2,435,837, compared to $2,325,533 as of September 30, 2023, the majority of which relates to Woodward’s Aerospace segment in both periods. Woodward expects to recognize almost all of these remaining performance obligations within two years after December 31, 2023.

Remaining performance obligations related to material rights that have not yet been recognized in revenue as of December 31, 2023 was $472,957, compared to $457,391 as of September 30, 2023, of which $8,865 is expected to be recognized in the remainder of fiscal year 2024, $13,291 is expected to be recognized in fiscal year 2025, and the remaining balance is expected to be recognized thereafter. Woodward expects to recognize revenue from performance obligations related to material rights over the life of the underlying programs, which may be as long as forty years.

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

Revenue by primary market for the Aerospace reportable segment was as follows:

	Three Months Ended December 31,
	2023	2022
Commercial OEM	$171,354	$138,875
Commercial aftermarket	137,544	126,643
Defense OEM	93,425	89,762
Defense aftermarket	58,433	40,405
Total Aerospace segment net sales	$460,756	$395,685

Revenue by primary market for the Industrial reportable segment was as follows:

	Three Months Ended December 31,
	2023	2022
Power generation	$98,106	$81,577
Transportation	174,469	88,915
Oil and gas	53,399	52,442
Total Industrial segment net sales	$325,974	$222,934

During fiscal year 2023, for purposes of how we assess performance, we determined that certain revenue was better aligned with our markets consisting of power generation, transportation, and oil and gas, rather than the reciprocating engines and industrial turbines, as previously reported. For comparability, we have reclassified revenue for the three months ended December 31, 2022 to conform to the new presentation. This reclassification of revenue had no impact on our consolidated financial results.

The customers who each account for approximately 10% or more of net sales of each of Woodward’s reportable segments are as follows:

	Three Months Ended December 31, 2023	Three Months Ended December 31, 2022
Aerospace	General Electric Company, RTX Corporation, The Boeing Company	RTX Corporation, General Electric Company, The Boeing Company
Industrial	Weichai Westport, Rolls-Royce PLC, Caterpillar, Inc.	Rolls-Royce PLC, Caterpillar, Inc., Wartsila, General Electric Company

Note 4. Earnings per share

Basic earnings per share is computed by dividing net earnings available to common stockholders by the weighted-average number of shares of common stock outstanding for the period.

Diluted earnings per share reflects the weighted-average number of shares outstanding after consideration of the dilutive effect of stock options and restricted stock.

The following is a reconciliation of net earnings to basic earnings per share and diluted earnings per share:

	Three Months Ended December 31,
	2023	2022
Numerator:
Net earnings	$90,044	$29,606
Denominator:
Basic shares outstanding	60,021	59,667
Dilutive effect of stock options and restricted stock	1,825	1,261
Diluted shares outstanding	61,846	60,928
Income per common share:
Basic earnings per share	$1.50	$0.50
Diluted earnings per share	$1.46	$0.49

The following stock option grants were outstanding but were excluded from the computation of diluted earnings per share because their inclusion would have been anti-dilutive:

	Three Months Ended December 31,
	2023	2022
Options	39	1,598
Weighted-average option price	$114.53	$101.18

The weighted-average shares of common stock outstanding for basic and diluted earnings per share included the weighted-average treasury stock shares held for deferred compensation obligations of the following:

	Three Months Ended December 31,
	2023	2022
Weighted-average treasury stock shares held for deferred compensation obligations	55	131

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

Lease-related assets and liabilities were as follows:

	Classification on the Condensed Consolidated Balance Sheets	December 31, 2023	September 30, 2023
Assets:
Operating lease	Other assets	$24,280	$24,680
Finance lease	Property, plant, and equipment, net	3,089	3,337
Total lease assets		27,369	28,017

Current liabilities:
Operating lease	Accrued liabilities	4,657	4,594
Finance lease	Current portion of long-term debt	745	817
Noncurrent liabilities:
Operating lease	Other liabilities	20,250	20,685
Finance lease	Long-term debt, less current portion	2,559	2,733
Total lease liabilities		$28,211	$28,829

Lease-related expenses were as follows:

	Three Months Ended December 31,
	2023	2022
Operating lease expense	$1,632	$1,487
Amortization of finance lease assets	248	256
Interest on finance lease liabilities	41	34
Variable lease expense	228	210
Short-term lease expense	38	57
Total lease expense	$2,187	$2,044

Lease-related supplemental cash flow information was as follows:

	Three Months Ended December 31,
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$1,316	$1,360
Operating cash flows for finance leases	41	34
Financing cash flows for finance leases	249	99
Right-of-use assets obtained in exchange for recorded lease obligations:
Operating leases	477	411
Finance leases	—	27

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

Although Woodward expects to allocate some portion of future net sales to these customers to embedded lessor arrangements, it cannot provide expected future undiscounted lease payments from property, plant, and equipment leased to customers as of December 31, 2023. If, in the future, customers reduce purchases of related products from Woodward, the Company believes it will derive additional value from the underlying equipment by repurposing its use to support other customer arrangements.

Revenue from contracts with customers that included embedded operating leases, which is included in “Net sales” in the Condensed Consolidated Statements of Earnings, was $1,364 for the three months ended December 31, 2023, compared to $1,388 for the three months ended December 31, 2022.

The carrying amount of property, plant, and equipment leased to others through embedded leasing arrangements, included in “Property, plant, and equipment, net” on the Condensed Consolidated Balance Sheets, follows:

	December 31, 2023	September 30, 2023
Property, plant, and equipment	$46,835	$45,766
Less accumulated depreciation	(29,472)	(28,128)
Property, plant, and equipment, net	$17,363	$17,638

Note 6. Joint venture

In fiscal year 2016, Woodward and General Electric Company (“GE”), acting through its GE Aviation business unit at the time, consummated the formation of a strategic joint venture between Woodward and GE (the “JV”) to develop, manufacture, and support fuel systems for specified existing and all future GE commercial aircraft engines that produce thrust in excess of fifty thousand pounds.

Unamortized deferred revenue from material rights in connection with the JV formation included:

	December 31, 2023	September 30, 2023
Accrued liabilities	$6,255	$6,147
Other liabilities	232,553	233,997

Amortization of the deferred revenue (material right) recognized as an increase to sales was $1,335 for the three months ended December 31, 2023, and $831 for the three months ended December 31, 2022.

Other income related to Woodward’s equity interest in the earnings of the JV was as follows:

	Three Months Ended December 31,
	2023	2022
Other income	$10,155	$4,573

Cash distributions to Woodward from the JV, recognized in “Other, net” in “Net cash provided by operating activities” on the Condensed Consolidated Statements of Cash Flows, were as follows:

	Three Months Ended December 31,
	2023	2022
Cash distributions	$6,500	$4,500

Net sales to the JV were as follows:

	Three Months Ended December 31,
	2023	2022
Net sales[1]	$20,272	$6,477
(1)
Net sales included a reduction of $14,539 for the three months ended December 31, 2023 related to royalties owed to the JV by Woodward on sales by Woodward directly to third party aftermarket customers, compared to a reduction to sales of $7,570 for the three months ended December 31, 2022.

The Condensed Consolidated Balance Sheets include “Accounts receivable” related to amounts the JV owed Woodward, “Accounts payable” related to amounts Woodward owed the JV, and “Other assets” related to Woodward’s net investment in the JV, as follows:

	December 31, 2023	September 30, 2023
Accounts receivable	$3,978	$3,666
Accounts payable	8,025	6,276
Other assets	19,683	16,028

Note 7. Financial instruments and fair value measurements

The table below presents information about Woodward’s financial assets and liabilities that are measured at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques Woodward utilized to determine such fair value as defined by the U.S. GAAP fair value hierarchy.

	At December 31, 2023				At September 30, 2023
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Financial assets:
Investments in banks and financial institutions	$45,257	$—	$—	$45,257	$28,560	$—	$—	$28,560
Equity securities	28,969	—	—	28,969	24,913	—	—	24,913
Cross-currency interest rate swaps	—	—	—	—	—	5,389	—	5,389
Total financial assets	$74,226	$—	$—	$74,226	$53,473	$5,389	$—	$58,862

Financial liabilities:
Cross-currency interest rate swaps	$—	$12,362	$—	$12,362	$—	$—	$—	$—
Total financial liabilities	$—	$12,362	$—	$12,362	$—	$—	$—	$—

Investments in banks and financial institutions: Woodward and its subsidiaries sometimes invest excess cash in various highly liquid financial instruments that Woodward believes are with creditworthy financial institutions. Such investments are reported in “Cash and cash equivalents” at fair value, with realized gains from interest income recognized in earnings. The carrying value of Woodward’s investments in term deposits with foreign banks are considered equal to the fair value given the highly liquid nature of the investments.

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

The estimated fair values and carrying costs of other financial instruments that are not required to be remeasured at fair value in the Condensed Consolidated Balance Sheets were as follows:

		At December 31, 2023		At September 30, 2023
	Fair Value Hierarchy Level	Estimated Fair Value	Carrying Cost	Estimated Fair Value	Carrying Cost
Assets:
Notes receivable from municipalities	2	$7,861	$7,333	$7,794	$7,688
Investments in short-term time deposits	2	6,099	6,101	6,095	6,107
Liabilities:
Long-term debt	2	619,230	654,876	661,507	722,671

In connection with certain economic incentives related to Woodward’s development of a second campus in the greater-Rockford, Illinois area for its Aerospace segment and Woodward’s development of a new campus at its corporate headquarters in Fort Collins, Colorado, Woodward received long-term notes from municipalities within the states of Illinois and Colorado. The fair value of the long-term notes was estimated based on a model that discounted future principal and interest payments received at an interest rate available to Woodward at the end of the period for similarly rated municipal notes of similar maturity, which is a level 2 input as defined by the U.S. GAAP fair value hierarchy. The interest rates used to estimate the fair value of the long-term notes were 2.4% at December 31, 2023 and 3.6% at September 30, 2023.

From time to time, certain of Woodward’s foreign subsidiaries will invest excess cash in short-term time deposits with a fixed maturity date of longer than three months but less than one year from the date of the deposit. Woodward believes that the investments are with creditworthy financial institutions. The fair value of the investments in short-term time deposits was estimated based on a model that discounted future principal and interest payments to be received at an interest rate available to the foreign subsidiary entering into the investment for similar short-term time deposits of similar maturity. This was determined to be a level 2 input as defined by the U.S. GAAP fair value hierarchy. The interest rates used to estimate the fair value of the short-term time deposits were 6.6% at December 31, 2023 and 6.8% at September 30, 2023.

The fair value of long-term debt was estimated based on the prices of debt of comparable type and maturity available to Woodward at the end of the period, which is a level 2 input as defined by the U.S. GAAP fair value hierarchy. The weighted-average interest rates used to estimate the fair value of long-term debt were 4.9% at December 31, 2023 and 5.9% at September 30, 2023.

Woodward does not have expected credit losses related to any financial assets that are not required to be remeasured at fair value.

Note 8. Derivative instruments and hedging activities

Derivative instruments not designated or qualifying as hedging instruments

In May 2020, Woodward entered into a floating-rate cross-currency interest rate swap (the “2020 Floating-Rate Cross-Currency Swap”), with a notional value of $45,000, and five fixed-rate cross-currency interest rate swap agreements (the “2020 Fixed-Rate Cross-Currency Swaps”), with an aggregate notional value of $400,000, which effectively reduced the interest rates on the underlying fixed and floating-rate debt, respectively, under the 2018 Notes (as defined in Note 14, Credit Facilities, short-term borrowings and long-term debt, in the Notes to the Consolidated Financial Statements included in Part II, Item 8 of Woodward’s most recently filed Form 10-K) and Woodward’s then existing revolving credit agreement.

The net interest income of the cross-currency interest rate swaps is recorded as a reduction to “Interest expense” in Woodward’s Condensed Consolidated Statements of Earnings. The 2020 Floating-Rate Cross-Currency Swap expired on May 31, 2023 and, as such, is no longer recorded on the Condensed Consolidated Balance Sheets. As of December 31, 2023, the total notional value of the 2020 Fixed-Rate Cross-Currency Swaps was $400,000. See Note 7, Financial Instruments and fair value measurements for the related fair value of the derivative instruments as of December 31, 2023.

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

Derivatives instruments in net investment hedging relationships

On September 23, 2016, Woodward and Woodward International Holding B.V., a wholly owned subsidiary of Woodward organized under the laws of The Netherlands (the “BV Subsidiary”), each entered into a note purchase agreement (the “2016 Note Purchase Agreement”) relating to the sale by Woodward and the BV Subsidiary of an aggregate principal amount of €160,000 of senior unsecured notes in a series of private placement transactions. Woodward issued €40,000 aggregate principal amount of Woodward’s Series M Senior Notes due September 23, 2026 (the “Series M Notes”). Woodward designated the Series M Notes as a hedge of a foreign currency exposure of Woodward’s net investment in its Euro denominated functional currency subsidiaries. Related to the Series M Notes, included in foreign currency translation adjustments within total comprehensive (losses) earnings are net foreign exchange losses of $1,866 for the three months ended December 31, 2023, compared to $3,625 for the three months ended December 31, 2022.

Impact of derivative instruments designated as qualifying hedging instruments

The following table discloses the amount of (income) expense recognized in earnings on derivative instruments designated as qualifying hedging instruments:

		Three months ended December 31,
Derivatives in:	Location	2023	2022
Cross-currency interest rate swap agreement designated as fair value hedges	Selling, general and administrative expenses	$—	$901
Cross-currency interest rate swap agreements designated as cash flow hedges	Selling, general and administrative expenses	17,899	37,285
		$17,899	$38,186

The following table discloses the amount of (gain) loss recognized in accumulated OCI on derivative instruments designated as qualifying hedging instruments:

		Three months ended December 31,
Derivatives in:	Location	2023	2022
Cross-currency interest rate swap agreement designated as fair value hedges	Selling, general and administrative expenses	$—	$896
Cross-currency interest rate swap agreements designated as cash flow hedges	Selling, general and administrative expenses	18,510	31,692
		$18,510	$32,588

The following table discloses the amount of (gain) loss reclassified from accumulated OCI into earnings on derivative instruments designated as qualifying hedging instruments:

		Three months ended December 31,
Derivatives in:	Location	2023	2022
Cross-currency interest rate swap agreement designated as fair value hedges	Selling, general and administrative expenses	$—	$901
Cross-currency interest rate swap agreements designated as cash flow hedges	Selling, general and administrative expenses	17,899	37,285
		$17,899	$38,186

The remaining unrecognized gains and losses in Woodward’s Condensed Consolidated Balance Sheets associated with derivative instruments that were previously entered into by Woodward, which are classified in accumulated OCI, were net losses of $10,312 as of December 31, 2023 and $9,701 as of September 30, 2023.

Note 9. Supplemental statement of cash flows information

	Three Months Ended December 31,
	2023	2022
Interest paid, net of amounts capitalized	$13,411	$12,334
Income taxes paid	13,032	3,725
Income tax refunds received	2,440	322
Non-cash activities:
Purchases of property, plant and equipment on account	3,121	5,821

Note 10. Inventories

	December 31, 2023	September 30, 2023
Raw materials	$154,663	$133,699
Work in progress	133,977	127,438
Component parts(1)	343,444	327,522
Finished goods	88,614	74,594
Customer supplied inventory	14,357	14,543
On-hand inventory for which control has transferred to the customer	(175,382)	(159,953)
	$559,673	$517,843
(1)
Component parts include items that can be sold separately as finished goods or included in the manufacture of other products.

Note 11. Property, plant, and equipment

	December 31, 2023	September 30, 2023
Land and land improvements	$90,073	$89,352
Buildings and building improvements	591,776	589,735
Leasehold improvements	21,707	21,079
Machinery and production equipment	817,319	807,244
Computer equipment and software	121,329	120,290
Office furniture and equipment	42,931	41,943
Other	38,354	20,073
Construction in progress	66,357	55,487
	1,789,846	1,745,203
Less accumulated depreciation	(858,593)	(832,109)
Property, plant, and equipment, net	$931,253	$913,094

Woodward had depreciation expense as follows:

	Three Months Ended December 31,
	2023	2022
Depreciation expense	$20,226	$20,126

Note 12. Goodwill

	September 30, 2023	Effects of Foreign Currency Translation	December 31, 2023
Aerospace	$455,423	$—	$455,423
Industrial	336,045	12,019	348,064
Consolidated	$791,468	$12,019	$803,487

Woodward tests goodwill for impairment during the fourth quarter of each fiscal year and at any time there is an indication that goodwill is more-likely-than-not impaired (commonly referred to as a triggering event). Woodward’s goodwill impairment test in the fourth quarter of fiscal year 2023 resulted in no impairment.

Note 13. Intangible assets, net

	December 31, 2023			September 30, 2023
	Gross Carrying Value	Accumulated Amortization	Net Carrying Amount	Gross Carrying Value	Accumulated Amortization	Net Carrying Amount
Intangible assets with finite lives:
Customer relationships and contracts:
Aerospace	$281,683	$(238,825)	$42,858	$281,683	$(236,143)	$45,540
Industrial	394,516	(98,353)	296,163	378,804	(90,084)	288,720
Total	$676,199	$(337,178)	$339,021	$660,487	$(326,227)	$334,260
Intellectual property:
Aerospace	$—	$—	$—	$—	$—	$—
Industrial	3,139	(3,139)	—	3,139	(3,139)	—
Total	$3,139	$(3,139)	$—	$3,139	$(3,139)	$—
Process technology:
Aerospace	$44,570	$(39,788)	$4,782	$44,570	$(39,551)	$5,019
Industrial	86,436	(33,261)	53,175	83,456	(31,709)	51,747
Total	$131,006	$(73,049)	$57,957	$128,026	$(71,260)	$56,766
Other intangibles:
Aerospace	$—	$—	$—	$—	$—	$—
Industrial	574	(574)	—	554	(524)	30
Total	$574	$(574)	$—	$554	$(524)	$30
Intangible asset with indefinite life:
Trade name:
Aerospace	$—	$—	$—	$—	$—	$—
Industrial	64,008	—	64,008	61,307	—	61,307
Total	$64,008	$—	$64,008	$61,307	$—	$61,307
Total intangibles:
Aerospace	$326,253	$(278,613)	$47,640	$326,253	$(275,694)	$50,559
Industrial	548,673	(135,327)	413,346	527,260	(125,456)	401,804
Consolidated Total	$874,926	$(413,940)	$460,986	$853,513	$(401,150)	$452,363

Woodward tests the indefinite lived trade name intangible asset for impairment during the fourth quarter of each fiscal year and at any time there is an indication the indefinite lived trade name intangible asset is more-likely-than-not impaired (commonly referred to as a triggering event). Woodward’s impairment test for the indefinite lived trade name intangible asset in the fourth quarter of fiscal year 2023 resulted in no impairment.

Woodward recorded amortization expense associated with intangibles of the following:

	Three Months Ended December 31,
	2023	2022
Amortization expense	$8,599	$9,178

Future amortization expense associated with intangibles is expected to be:

Year Ending September 30:
2024 (remaining)	$24,862
2025	28,195
2026	28,185
2027	28,137
2028	27,536
Thereafter	260,063
$396,978

Note 14. Credit facilities, short-term borrowings and long-term debt

Revolving credit facility

Woodward maintains a $1,000,000 revolving credit facility established under a revolving credit agreement among Woodward, a syndicate of lenders and Wells Fargo Bank, National Association, as administrative agent, which provides for the option to increase available borrowings up to $1,500,000, subject to lenders’ participation (as amended in October

2022, the “Second Amended and Restated Revolving Credit Agreement”). Borrowings under the Second Amended and Restated Revolving Credit Agreement can be made by Woodward and certain of its foreign subsidiaries in U.S. dollars or in foreign currencies other than the U.S. dollar and generally bear interest at the Euro Interbank Offered Rate (“Euribor”), Sterling Overnight Index Average (“SONIA”), Tokyo Interbank Offered Rate (“TIBOR”), and Secured Overnight Financing Rate (“SOFR”) base rates plus 0.875% to 1.75%. The Revolving Credit Agreement matures on October 21, 2027.

Under the Second Amended and Restated Revolving Credit Agreement, there were $65,100 in principal amount of borrowings outstanding as of December 31, 2023 at an effective interest rate of 6.46% as compared to no borrowings outstanding as of September 30, 2023. All of the borrowings outstanding were classified as short-term borrowings based on Woodward's intent and ability to pay this amount in the next twelve months.

Short-term borrowings

Woodward has other foreign lines of credit and foreign overdraft facilities at various financial institutions, which are generally reviewed annually for renewal and are subject to the usual terms and conditions applied by the financial institutions. Pursuant to the terms of the related facility agreements, Woodward’s foreign performance guarantee facilities are limited in use to providing performance guarantees to third parties. There were no borrowings outstanding on Woodward’s foreign lines of credit and foreign overdraft facilities as of December 31, 2023 and September 30, 2023.

The Notes

On November 15, 2023, Woodward paid the entire principal balance of $75,000 on the Series H and K Notes using proceeds from borrowings under its existing revolving credit facility.

Note 15. Accrued liabilities

	December 31, 2023	September 30, 2023
Salaries and other member benefits	$89,797	$146,713
Product warranties and related liabilities	21,802	18,162
Interest payable	4,105	13,611
Accrued retirement benefits	2,869	2,822
Net current contract liabilities	37,122	33,748
Taxes, other than income	22,842	13,436
Other	33,120	34,124
	$211,657	$262,616

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

Changes in accrued product warranties and related liabilities were as follows:

	Three Months Ended December 31,
	2023	2022
Beginning of period	$18,162	$40,042
Additions, net of recoveries	5,306	17,010
Reductions for settlement	(1,827)	(7,702)
Foreign currency exchange rate changes	161	176
End of period	$21,802	$49,526

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

Note 16. Other liabilities

	December 31, 2023	September 30, 2023
Net accrued retirement benefits, less amounts recognized within accrued liabilities	$78,117	$72,570
Total unrecognized tax benefits	8,618	8,020
Noncurrent income taxes payable	10,714	10,714
Deferred economic incentives (1)	5,479	5,797
Noncurrent operating lease liabilities	20,250	20,685
Net noncurrent contract liabilities	419,939	414,657
Cross-currency swap derivative liability	12,362	—
Other	10,403	11,047
	$565,882	$543,490
(1)
Woodward receives certain economic incentives from various state and local authorities related to capital expansion projects. Such amounts are initially recorded as deferred credits and are being recognized as a reduction to pre-tax expense over the economic lives of the related capital expansion projects.

Note 17. Other (income) expense, net

	Three Months Ended December 31,
	2023	2022
Equity interest in the earnings of the JV	$(10,155)	$(4,573)
Rent income	(82)	(88)
Net gain on investments in deferred compensation program	(2,609)	(1,191)
Gain on non-recurring matter related to a previous acquisition	(4,803)	—
Other components of net periodic pension and other postretirement benefit, excluding service cost and interest expense	(2,919)	(2,485)
Other	(71)	(53)
	$(20,639)	$(8,390)

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

The following table sets forth the tax expense and the effective tax rate for Woodward’s earnings before income taxes:

	Three Months Ended December 31,
	2023	2022
Earnings before income taxes	$109,720	$31,749
Income tax expense	19,676	2,143
Effective tax rate	17.9%	6.7%

The increase in the effective tax rate for the three months ended December 31, 2023 compared to the three months ended December 31, 2022 is primarily attributable to the release of uncertain tax positions in the prior year and projected future withholding taxes on unremitted earnings. This increase was offset by a larger stock-based compensation tax benefit in the current quarter.

Gross unrecognized tax benefits were $11,858 as of December 31, 2023, and $11,112 as of September 30, 2023. At December 31, 2023, the amount of the liability for unrecognized tax benefits that, if recognized, would impact Woodward’s effective tax rate was $7,588. At this time, Woodward believes it is reasonably possible that the liability for unrecognized tax benefits will decrease by as much as $2,178 in the next twelve months due to the completion of review by tax authorities, lapses of statutes, and the settlement of tax positions. Woodward’s tax expense includes accruals for potential interest and penalties related to unrecognized tax benefits and all other interest and penalties related to tax payments.

Woodward’s tax returns are subject to audits by U.S. federal, state, and foreign tax authorities, and these audits are at various stages of completion at any given time. Reviews of tax matters by authorities and lapses of the applicable statutes of limitation may result in changes to tax expense. Generally, Woodward’s fiscal years remaining open to examination for U.S. Federal income taxes include fiscal years 2020 and thereafter. Woodward’s fiscal years remaining open to examination for significant U.S. state income tax jurisdictions include fiscal years 2019 and thereafter. Woodward’s fiscal years remaining open to examination in significant foreign jurisdictions include 2018 and thereafter.

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

The amount of expense associated with defined contribution plans was as follows:

	Three Months Ended December 31,
	2023	2022
Company costs	$11,175	$10,102

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

U.S. GAAP requires that, for obligations outstanding as of September 30, 2023, the funded status reported in interim periods shall be the same asset or liability recognized in the previous year end statement of financial position adjusted for (a) subsequent accruals of net periodic benefit cost that exclude the amortization of amounts previously recognized in other comprehensive income (for example, subsequent accruals of service cost, interest cost, and return on plan assets) and (b) contributions to a funded plan or benefit payments.

The components of the net periodic retirement pension costs recognized are as follows:

	Three Months Ended December 31,
	United States		Other Countries		Total
	2023	2022	2023	2022	2023	2022
Service cost	$194	$223	$309	$320	$503	$543
Interest cost	1,899	1,824	793	750	2,692	2,574
Expected return on plan assets	(2,271)	(2,074)	(592)	(551)	(2,863)	(2,625)
Amortization of:
Net actuarial loss (gain)	57	73	(168)	(148)	(111)	(75)
Prior service cost	174	174	6	5	180	179
Net periodic retirement pension cost	$53	$220	$348	$376	$401	$596
Contributions paid	$—	$—	$593	$562	$593	$562

The components of net periodic retirement pension costs other than the service cost and interest cost components are included in the line item “Other (income) expense, net”, and the interest component is included in the line item “Interest expense” in the Condensed Consolidated Statements of Earnings.

The components of the net periodic other postretirement benefit costs recognized are as follows:

	Three Months Ended December 31,
	2023	2022
Interest cost	$226	$226
Amortization of:
Net actuarial gain	(139)	(124)
Net periodic other postretirement cost	$87	$102
Contributions paid	$412	$441

The components of net periodic other postretirement benefit costs other than the service cost and interest cost components are included in the line item “Other (income) expense, net”, and the interest cost component is included in the line item “Interest expense” in the Condensed Consolidated Statements of Earnings.

The amount of cash contributions made to these plans in any year is dependent upon a number of factors, including minimum funding requirements in the jurisdictions in which Woodward operates and arrangements made with trustees of certain foreign plans. As a result, the actual funding in fiscal year 2024 may differ from the current estimate. Woodward estimates its remaining cash contributions in fiscal year 2024 will be as follows:

Retirement pension benefits:
United States	$—
United Kingdom	861
Japan	—
Germany	932
Other postretirement benefits	2,264

Note 20. Stockholders’ equity

Common stock and treasury stock

A summary of common stock and treasury stock share activity is as follows:

	Common Stock	Treasury Stock	Treasury stock held for deferred compensation
Balances as of September 30, 2022	72,960	(13,207)	(139)
Sales of treasury stock	—	19	—
Purchase of treasury stock	—	(274)	—
Common shares issued for benefit plans	—	2	—
Purchases of stock by deferred compensation	—	—	(1)
Distribution of stock from deferred compensation	—	—	18
Balances as of December 31, 2022	72,960	(13,460)	(122)

Balances as of September 30, 2023	72,960	(13,070)	(55)
Sales of treasury stock	—	247	—
Purchases of stock by deferred compensation	—	—	(1)
Distribution of stock from deferred compensation	—	—	2
Balances as of December 31, 2023	72,960	(12,823)	(54)

Stock repurchase program

In January 2022, the Woodward board of directors (the "Board") authorized a program for the repurchase of up to $800,000 of Woodward’s outstanding shares of common stock on the open market or in privately negotiated transactions over a two-year period ending in January 2024 (the “2022 Authorization”). During the first three months of fiscal year 2024, Woodward repurchased no shares of its common stock under the 2022 Authorization, whereas during the first three months of fiscal year 2023, Woodward repurchased 274 shares of its common stock for $26,369.

In January 2024, the Board terminated the 2022 Authorization, which was nearing expiration, and concurrently authorized a new program for the repurchase of up to $600,000 of Woodward’s outstanding shares of common stock on the open market or in privately negotiated transactions over a three-year period ending in January 2027 (the “2024 Authorization”).

Stock-based compensation

Provisions governing outstanding stock option awards, restricted stock units ("RSUs"), and performance restricted stock units ("PSUs") are included in the 2017 Omnibus Incentive Plan, as amended from time to time (the “2017 Plan”) and, with respect to outstanding stock options awarded in or prior to 2016, the 2006 Omnibus Incentive Plan (the “2006 Plan”).

The 2017 Plan was first approved by Woodward’s stockholders in January 2017 and is the successor plan to the 2006 Plan. The Board has delegated authority to administer the 2017 Plan to the Compensation Committee of the Board, including, but not limited to, the power to determine the recipients of awards and the terms of those awards. On January 25, 2023, Woodward’s stockholders approved an additional 500 shares of Woodward’s common stock to be made available for future grants. Under the 2017 Plan, there were approximately 2,661 shares of Woodward’s common stock available for future grants as of December 31, 2023 and 2,689 shares as of September 30, 2023.

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

The following is a summary of the activity for stock option awards:

	Three Months Ended December 31, 2023
	Number of options	Weighted-Average Exercise Price per Share
Beginning balance	4,842	$80.48
Granted	6	131.66
Exercised	(235)	71.74
Forfeited	(2)	92.74
Ending balance	4,611	$80.99

Changes in non-vested stock options were as follows:

	Three Months Ended December 31, 2023
	Number of options	Weighted-Average Grant Date Fair Value per Share
Beginning balance	1,393	$33.96
Granted	6	61.03
Exercised	(572)	32.37
Forfeited	(1)	34.42
Ending balance	826	$35.26

Information about stock options that have vested, or are expected to vest, and are exercisable at December 31, 2023 was as follows:

	Number of options	Weighted-Average Exercise Price	Weighted-Average Remaining Life in Years	Aggregate Intrinsic Value
Options outstanding	4,611	$80.99	5.4	$254,265
Options vested and exercisable	3,753	77.96	4.8	218,292
Options vested and expected to vest	4,577	80.90	5.4	252,769

Restricted stock units

For purposes of annual grants and promotional awards, the Company grants RSUs to eligible employees under its form RSU agreement (the “Standard Form RSU Agreement”). The Company has also granted RSUs to certain employees under its form attraction and retention RSU agreement (the “Form Attraction and Retention RSU Agreement”), which has from time to time been used for new hires and specific retention purposes. RSUs granted under the Form Attraction and Retention

Agreement are generally scheduled to fully vest on the third or fourth anniversary of the respective grant dates, and in each case, subject to continued employment. RSUs granted prior to November 14, 2023, under the Standard Form RSU Agreement generally have a four-year vesting schedule at a rate of 25% per year, and RSUs to be granted thereafter under such agreement are generally expected to have a three-year vesting schedule at a rate of 33.3% per year, in each case generally subject to continued employment.

A summary of the activity for RSUs:

	Three Months Ended December 31, 2023
	Number of units	Weighted-Average Grant Date Fair Value
Beginning balance	177	$93.46
Granted	12	131.66
Released	(19)	85.91
Ending balance	170	$96.95

Performance restricted stock units

In November 2023, the Company granted PSUs to certain employees under its form PSU agreement that generally will vest subject to a market condition and a service condition through the performance period. The market condition associated with the awards is based on the Company's relative total shareholder return ("TSR") compared to the TSR generated by the other companies that comprise the S&P 400 Midcap Index over a three-year performance period. Performance at target will result in vesting and issuance of the number of PSUs granted, equal to 100% payout. Performance below or above target can result in an issuance of between 0% - 150% of the target number of PSUs granted. Expense is recognized based on the weighted average grant date fair value on a straight line basis over the service period, irrespective as to whether the market condition is achieved.

The fair value of the PSUs for the November 2023 grant was determined based upon a Monte Carlo valuation method. The assumptions used in the Monte Carlo method to value the PSUs granted, which includes the grant date fair value outcome from the Monte Carlo method, were as follows:

December 31, 2023
Expected volatility	30.2%
Risk free interest rate	4.5%
Expected life	3 years
Grant date fair value	$146.47

The PSUs granted receive dividend equivalent units; therefore, no discount was applied for Woodward’s dividends.

A summary of the activity for PSUs:

	Three Months Ended December 31, 2023
	Number of units	Weighted-Average Grant Date Fair Value
Beginning balance	—	$—
Granted	66	146.47
Forfeited	—	—
Ending balance	66	$146.47

Stock-based compensation expense

Woodward recognizes stock-based compensation expense on a straight-line basis over the requisite service period. Pursuant to form stock option agreements, form RSU agreements, and form PSU agreements used by the Company, with terms approved by the administrator of the applicable plan, the requisite service period can be less than the vesting period defined in the award agreement based on grantee’s retirement eligibility. As such, the recognition of stock-based compensation expense associated with some stock option grants, RSU grants, and PSU grants can be accelerated to a period of less than the vesting period, including immediate recognition of stock-based compensation expense on the date of grant.

At December 31, 2023, there was approximately $27,881 of total unrecognized compensation expense related to non-vested stock-based compensation arrangements, including stock options, RSUs, and PSUs. The pre-vesting forfeiture rates for purposes of determining stock-based compensation expense recognized were estimated to be 0.0% for members of the

Board and 7.3% for all others. The remaining unrecognized compensation cost is expected to be recognized over a weighted-average period of approximately 1.6 years.

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

A summary of consolidated net sales and earnings by segment follows:

	Three Months Ended December 31,
	2023	2022
Segment external net sales:
Aerospace	$460,756	$395,685
Industrial	325,974	222,934
Total consolidated net sales	$786,730	$618,619
Segment earnings:
Aerospace	$79,002	$55,434
Industrial	66,881	11,402
Nonsegment expenses	(26,200)	(24,311)
Interest expense, net	(9,963)	(10,776)
Consolidated earnings before income taxes	$109,720	$31,749

Segment assets consist of accounts receivable, inventories, property, plant, and equipment, net, goodwill, and other intangibles, net. A summary of consolidated total assets by segment follows:

	December 31, 2023	September 30, 2023
Segment assets:
Aerospace	$1,838,875	$1,829,410
Industrial	1,574,497	1,490,341
Unallocated corporate property, plant, and equipment, net	122,740	104,962
Other unallocated assets	594,693	585,490
Consolidated total assets	$4,130,805	$4,010,203

Note 23. Subsequent events

On January 24, 2024, the Board approved a cash dividend of $0.25 per share for the quarter, payable on March 5, 2024, for stockholders of record as of February 20, 2024.

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
•
our ability to manage risks from operating internationally;
•
expectations regarding demand for our products, in particular our expectations with respect to natural gas trucks in China;
•
our expected expenses in future periods and trends in such expenses over time;
•
our expectations regarding margins and the impact of specific products, product mix, and our strategic actions on margins;
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
•
ability to implement and realize the intended effects of any restructuring efforts;
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
•
our tax rate and other effects of the changes in U.S. federal tax law;
•
availability of raw materials and components used in our products;
•
expectations relating to environmental and emissions regulations;
•
effects of data privacy, data protection, and information security regulations;
•
our ability to increase automation and develop competitive technologies;
•
our consolidated customer base and ability to enhance customer experience;
•
our ability to manage risks related to U.S. Government contracting, including defense activity and spending patterns;
•
our ability to attract, retain, and develop qualified personnel and maintain favorable labor relations;
•
impact of our ability to protect our intellectual property on our business, financial condition, results of operations, and cash flows; and
•
impact of any potential physical or cybersecurity attacks on our operations, business, including our financial condition, operating results, and reputation.

These forward-looking statements are only predictions and are subject to risks, uncertainties and assumptions that are difficult to predict. Factors that could cause actual results and the timing of certain events to differ materially from the forward-looking statements include, but are not limited to, risk factors described in Woodward's filings with the Securities and Exchange Commission, including its Annual Report on Form 10-K for the year ended September 30, 2023, which was filed on November 17, 2023, and other risks described in Woodward’s filings with the Securities and Exchange Commission.

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

OVERVIEW

Global Business Conditions

During the first three months of fiscal year 2024, we achieved significant sales growth and margin expansion as compared to the same period of the prior year. We continued to see strong end market demand for our products and services across the aerospace and industrial markets. We also saw improvement in our output as a result of our strategic initiatives and our supply chain has continued to stabilize. Further, we have also been able to more closely align price to the value of our products which helps to mitigate the impacts of inflation. We remain committed to growth, operational excellence, and innovation to deliver long-term success and enhanced shareholder value. We also continue to monitor the macroeconomic environment as inflation and economic uncertainty continues to impact certain aspects of our business.

Operational Highlights

Quarter to Date Highlights

	Three Months Ended December 31,
	2023	2022
Net sales:
Aerospace segment	$460,756	$395,685
Industrial segment	325,974	222,934
Consolidated net sales	$786,730	$618,619

Earnings:
Aerospace segment	$79,002	$55,434
Segment earnings as a percent of segment net sales	17.2%	14.0%
Industrial segment	$66,881	$11,402
Segment earnings as a percent of segment net sales	20.5%	5.1%
Consolidated net earnings	$90,044	$29,606
Adjusted net earnings	$89,811	$29,606

Effective tax rate	17.9%	6.7%
Adjusted effective tax rate	17.7%	6.7%
Consolidated diluted earnings per share	$1.46	$0.49
Consolidated adjusted diluted earnings per share	$1.45	$0.49

Earnings before interest and taxes ("EBIT")	$119,683	$42,525
Adjusted EBIT	$119,118	$42,525
Earnings before interest, taxes, depreciation, and amortization ("EBITDA")	$148,508	$71,829
Adjusted EBITDA	$147,943	$71,829

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

Liquidity Highlights

Net cash provided by operating activities for the first three months of fiscal year 2024 was $46,789, compared to $5,402 for the first three months of fiscal year 2023. The increase in net cash provided by operating activities in the first three months of fiscal year 2024 compared to the first three months of the prior fiscal year is primarily attributable to increased earnings, partially offset by the above-target payout for fiscal year 2023 annual incentive compensation.

For the first three months of fiscal year 2024, free cash flow was $4,977, compared to negative $18,988 for the first three months of fiscal year 2023. We define free cash flow as net cash flow from operating activities less payments for property, plant, and equipment. Adjusted free cash flow, which we define as free cash flow excluding cash payments pertaining to a non-recurring matter unrelated to the ongoing operations and cash received for a non-recurring matter related to a previous acquisition, was $2,899 for the first three months of fiscal year 2024. No adjustments were made to free cash flow for the first three months of fiscal year 2023. The increase in free cash flow and adjusted free cash flow for the first three months of fiscal year 2024 as compared to the same period of the prior fiscal year was primarily due to increased earnings, partially offset by the above-target payout for fiscal year 2023 annual incentive compensation, as well as higher capital expenditures. Free cash flow and adjusted free cash flow are non-U.S. GAAP financial measures. A description of these measures as well as a reconciliation of these non-U.S. GAAP financial measures to the most directly comparable U.S. GAAP financial measures can be found under the caption “Non-U.S. GAAP Financial Measures” in this Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations.

At December 31, 2023, we held $144,348 in cash and cash equivalents and had total outstanding debt of $718,874. We have additional borrowing availability of $927,212, net of outstanding letters of credit, under our revolving credit agreement. At December 31, 2023, we also had additional borrowing capacity of $25,110 under various foreign lines of credit and foreign overdraft facilities.

RESULTS OF OPERATIONS

The following table sets forth condensed consolidated statements of earnings data as a percentage of net sales for each period indicated:

	Three Months Ended
	December 31, 2023	% of Net Sales	December 31, 2022	% of Net Sales
Net sales	$786,730	100%	$618,619	100%
Costs and expenses:
Cost of goods sold	582,381	74.0%	492,663	79.6%
Selling, general, and administrative expenses	74,511	9.5%	63,187	10.2%
Research and development costs	30,794	3.9%	28,634	4.6%
Interest expense	11,436	1.5%	11,142	1.8%
Interest income	(1,473)	(0.2)%	(366)	(0.1)%
Other (income) expense, net	(20,639)	(2.6)%	(8,390)	(1.4)%
Total costs and expenses	677,010	86.1%	586,870	94.9%
Earnings before income taxes	109,720	13.9%	31,749	5.1%
Income tax expense	19,676	2.5%	2,143	0.3%
Net earnings	$90,044	11.4%	$29,606	4.8%

Other select financial data:

	December 31, 2023	September 30, 2023
Working capital	$963,343	$852,256
Total debt	718,874	721,526
Total stockholders' equity	2,190,062	2,070,989

Net Sales

Consolidated net sales for the first quarter of fiscal year 2024 increased by $168,111, or 27.2%, compared to the same period of fiscal year 2023.

Details of the changes in consolidated net sales are as follows:

Three-Month Period
Consolidated net sales for the period ended December 31, 2022	$618,619
Aerospace volume	34,493
Industrial volume	79,190
Effects of changes in price	49,805
Effects of changes in foreign currency rates	4,623
Consolidated net sales for the period ended December 31, 2023	$786,730

In the Aerospace segment, the increase in net sales for the first quarter of fiscal year 2024 as compared to the same period of the prior fiscal year is primarily attributable to higher commercial OEM production rates, continued growth in both domestic and international passenger traffic, increasing aircraft utilization, and price realization.

In the Industrial segment, the increase in net sales for the first quarter of fiscal year 2024 as compared to the same period of the prior fiscal year is primarily attributable to volume increases across all markets, particularly in our on-highway natural gas truck business in China, and price realization.

Costs and Expenses

Cost of goods sold increased by $89,718 to $582,381, or 74.0% of net sales, for the first quarter of fiscal year 2024, from $492,663, or 79.6% of net sales, for the first quarter of fiscal year 2023. The increase in cost of goods sold on an absolute basis in the first quarter of fiscal year 2024 compared to the same period of the prior fiscal year was primarily due to higher sales volume and net inflationary impacts on material and labor costs.

Gross margin (as measured by net sales less cost of goods sold, divided by net sales) was 26.0% for the first quarter of fiscal year 2024, compared to 20.4% for the first quarter of fiscal year 2023. The increase in gross margin for the first quarter of fiscal year 2024 as compared to the same period of the prior fiscal year is primarily attributable to higher sales volume and price realizations, partially offset by net inflationary impacts on material and labor costs.

Selling, general, and administrative expenses increased by $11,324, or 17.9%, to $74,511 for the first quarter of fiscal year 2024, compared to $63,187 for the first quarter of fiscal year 2023. Selling, general, and administrative expenses as a percentage of net sales decreased to 9.5% for the first quarter of fiscal year 2024, compared to 10.2% for the first quarter of fiscal year 2023. The increase in selling, general, and administrative expenses on an absolute basis for the first quarter of fiscal year 2024 as compared to the same period of the prior fiscal year is primarily due to increased expenses relating to business development activities, increased headcount, increased expenses relating to our deferred compensation program, and increases in our annual variable incentive compensation costs.

Research and development costs increased by $2,160, or 7.5%, to $30,794 for the first quarter of fiscal year 2024, as compared to $28,634 for the first quarter of fiscal year 2023. The increase in research and development costs for the first quarter of fiscal year 2024 as compared to the same period of the prior fiscal year is primarily due to variability in the timing of projects and expenses. As a percentage of net sales, research and development costs decreased to 3.9% for the first quarter of fiscal year 2024, as compared to 4.6% for the same period of the prior fiscal year.

Our research and development activities extend across almost all of our customer base, and we anticipate ongoing variability in research and development costs due to the timing of customer business needs on current and future programs.

Interest expense increased by $294, or 2.6%, to $11,436 for the first quarter of fiscal year 2024, compared to $11,142 for the first quarter of fiscal year 2023. Interest expense as a percentage of net sales was 1.5% for the first quarter of fiscal year 2024, compared to 1.8% for the first quarter of fiscal year 2023. The increase in interest expense on an absolute basis for the first quarter of fiscal year 2024 as compared to the same period of the prior fiscal year is primarily attributable to increased borrowings and interest rates on the revolving credit facility during the first quarter of fiscal year 2024.

Other income increased by $12,249 to $20,639 for the first quarter of fiscal year 2024, compared to $8,390 for the first quarter of fiscal year 2023. The increase in other income for the first quarter of fiscal year 2024 as compared to the same period of the prior fiscal year is primarily attributable to increased earnings in the joint venture with General Electric and a non-recurring gain related to a previous acquisition that was recognized during the first quarter of fiscal year 2024.

Income taxes were provided at an effective rate on earnings before income taxes of 17.9% for the first quarter of fiscal year 2024, and 6.7% for the first quarter of fiscal year 2023.

The increase in the effective tax rate for the first quarter of fiscal 2024 compared to the first quarter of fiscal year 2023, is primarily attributable to the release of uncertain tax positions in the prior year and projected future withholding taxes on unremitted earnings, partially offset by a larger stock-based compensation tax benefit in the first quarter of fiscal year 2024.

Segment Results

The following table presents sales by segment:

	Three Months Ended December 31,
	2023		2022
Net sales:
Aerospace	$460,756	58.6%	$395,685	64.0%
Industrial	325,974	41.4%	222,934	36.0%
Consolidated net sales	$786,730	100%	$618,619	100%

The following table presents earnings by segment and reconciles segment earnings to consolidated net earnings:

	Three Months Ended December 31,
	2023	2022
Aerospace	$79,002	$55,434
Industrial	66,881	11,402
Nonsegment expenses	(26,200)	(24,311)
Interest expense, net	(9,963)	(10,776)
Consolidated earnings before income taxes	109,720	31,749
Income tax expense	(19,676)	(2,143)
Consolidated net earnings	$90,044	$29,606

The following table presents segment earnings as a percent of segment net sales:

	Three Months Ended December 31,
	2023	2022
Aerospace	17.2%	14.0%
Industrial	20.5%	5.1%

Aerospace

Aerospace segment net sales increased by $65,071, or 16.4%, to $460,756 for the first quarter of fiscal year 2024, compared to $395,685 for the first quarter of fiscal year 2023. The increase in Aerospace segment net sales in the first quarter of fiscal year 2024 as compared to the same period of the prior fiscal year is primarily attributable to higher commercial OEM production rates, continued growth in passenger traffic, increasing aircraft utilization, and price realization.

Defense OEM sales increased in the first quarter of fiscal year 2024 as compared to the same period of the prior fiscal year, primarily driven by increased demand for rotorcraft and ground vehicle components. Our defense aftermarket sales increased in the first quarter of fiscal year 2024 compared to the same period of the prior fiscal year, primarily driven by increased defense budgets resulting in operations and maintenance upgrades.

Aerospace segment earnings increased by $23,568, or 42.5%, to $79,002 for the first quarter of fiscal year 2024, compared to $55,434 for the first quarter of fiscal year 2023.

The increase in Aerospace segment earnings was due to the following:

Three-Month Period
Earnings for the period ended December 31, 2022	$55,434
Sales volume and mix	14,130
Price, inflation, and productivity	12,071
Other, net	(2,633)
Earnings for the period ended December 31, 2023	$79,002

Aerospace segment earnings as a percentage of segment net sales were 17.2% for the first quarter of fiscal year 2024, compared to 14.0% for the first quarter of fiscal year 2023.

Industrial

Industrial segment net sales increased by $103,040, or 46.2%, to $325,974 for the first quarter of fiscal year 2024, compared to $222,934 for the first quarter of fiscal year 2023. The increase in Industrial segment net sales in the first quarter of fiscal year 2024 as compared to the same period of the prior fiscal year was primarily attributable to volume increases across all markets, particularly in our on-highway natural gas truck business in China, as well as price realization.

Industrial segment earnings increased by $55,479, or 486.6%, to $66,881 for the first quarter of fiscal year 2024, compared to $11,402 for the first quarter of fiscal year 2023.

The increase in Industrial segment earnings was due to the following:

Three-Month Period
Earnings for the period ended December 31, 2022	$11,402
Sales volume and mix	43,745
Price, inflation, and productivity	13,918
Other, net	(2,184)
Earnings for the period ended December 31, 2023	$66,881

Industrial segment earnings as a percentage of segment net sales were 20.5% for the first quarter of fiscal year 2024, compared to 5.1% for the first quarter of fiscal year 2023. Industrial earnings benefited significantly from increased demand for on-highway natural gas trucks in China as well as from operational improvements including increased output and other efficiency gains, and favorable product mix.

Nonsegment

Nonsegment expenses increased by $1,889 to $26,200 for the first quarter of fiscal year 2024, compared to $24,311 for the first quarter of fiscal year 2023. The increase in nonsegment expenses for the first quarter of fiscal year 2024 as compared to the first quarter of fiscal year 2023 was primarily due to business development activity costs of $4,238 and a non-recurring gain of $4,803 related to a previous acquisition, each of which did not occur in the prior fiscal year. Excluding these charges from 2024, nonsegment expenses increased $2,454.

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

At December 31, 2023, we had total outstanding debt of $718,874 consisting of various series of unsecured notes due between 2025 and 2033 and obligations under our finance leases.

At December 31, 2023, we had $65,100 outstanding on our revolving credit facility, all of which is classified as short-term borrowings based on our intent and ability to repay this amount in the next twelve months. Revolving credit facility and short-term borrowing activity during the three months ended December 31, 2023 were as follows:

Maximum daily balance during the period	$270,400
Average daily balance during the period	$174,426
Weighted average interest rate on average daily balance	6.43%

At December 31, 2023, we had additional borrowing availability of $927,212 under our revolving credit facility, net of outstanding letters of credit, and additional borrowing availability of $25,110 under various foreign credit facilities.

To our knowledge, we were in compliance with all our debt covenants as of December 31, 2023. See Note 15, Credit facilities, short-term borrowings and long-term debt in the Notes to the Consolidated Financial Statements included in Part II, Item 8 of our most recently filed Form 10-K, for more information about our covenants.

In addition to utilizing our cash resources to fund the working capital needs of our business, we evaluate additional strategic uses of our funds, including the repurchase of our common stock, payment of dividends, significant capital expenditures, strategic acquisitions, and other potential uses of cash.

From time to time, the Company enters into various factoring agreements with third-party financial institutions to sell certain of its receivables. Factoring activity resulted in a decrease of approximately $5,161 in cash provided by operating activities during the three months ended December 31, 2023, compared to an increase in cash provided by operating activities of approximately $4,736 during the three months ended December 31, 2022.

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

Cash Flows

	Three Months Ended December 31,
	2023	2022
Net cash provided by operating activities	$46,789	$5,402
Net cash (used in) investing activities	(41,776)	(23,475)
Net cash (used in) provided by financing activities	(8,091)	5,877
Effect of exchange rate changes on cash and cash equivalents	9,979	3,687
Net change in cash and cash equivalents	6,901	(8,509)
Cash and cash equivalents at beginning of year	137,447	107,844
Cash and cash equivalents at end of period	$144,348	$99,335

Net cash flows provided by operating activities for the first three months of fiscal year 2024 was $46,789, compared to $5,402 for the same period of fiscal year 2023. The increase in net cash provided by operating activities in the first three months of fiscal year 2024 as compared to the first three months of the prior fiscal year is primarily attributable to increased earnings, partially offset by the above-target payout for fiscal year 2023 annual incentive compensation.

Net cash flows used in investing activities for the first three months of fiscal year 2024 was $41,776, compared to $23,475 for the same period of fiscal year 2023. The increase in cash flows used in investing activities in the first three months of fiscal year 2024 as compared to the first three months of the prior fiscal year is primarily due to increased payments for property, plant, and equipment.

Net cash flows used in financing activities for the first three months of fiscal year 2024 was $8,091, compared to net cash flows provided by financing activities of $5,877 for the same period of fiscal year 2023. The decrease in net cash flows used in financing activities in the first three months of fiscal year 2024 as compared to the first three months of the prior fiscal year is primarily attributable to the decrease in repurchases of common stock and an increase in net debt payments as compared to net borrowings. During the first three months of fiscal year 2024, we did not repurchase any common stock. During the first three months of fiscal year 2023, we repurchased $26,369 of common stock. During the first three months of fiscal year 2024, we had net debt payments in the amount of $10,149, compared to net debt borrowings of $42,402 in the first three months of fiscal year 2023.

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

Earnings based non‐U.S. GAAP financial measures

Adjusted net earnings is defined by the Company as net earnings excluding, as applicable, (i) a non-recurring gain related to a previous acquisition, and (ii) costs related to business development activities. The Company believes that these excluded items are short‐term in nature, not directly related to the ongoing operations of the business, and therefore, the exclusion of them illustrates more clearly how the underlying business of Woodward is performing. Management uses adjusted net earnings to evaluate the Company’s performance excluding these infrequent or unusual period expenses that are not necessarily indicative of the Company’s operating performance for the period. Management defines adjusted earnings per share as adjusted net earnings, as defined above, divided by the weighted‐average number of diluted shares of common stock outstanding for the period. Management uses both adjusted net earnings and adjusted earnings per share when comparing operating performance to other periods which may not have similar, infrequent or unusual charges.

The reconciliation of net earnings and earnings per share to adjusted net earnings and adjusted earnings per share, respectively, is shown in the tables below:

	Three Months Ended December 31,
	2023		2022
	Net Earnings	Earnings Per Share	Net Earnings	Earnings Per Share
Net earnings (U.S. GAAP)	$90,044	$1.46	$29,606	$0.49
Non-U.S. GAAP adjustments, net of tax:
Non-recurring gain related to a previous acquisition	(3,433)	(0.06)	—	—
Business development activities	3,200	0.05	—	—
Non-U.S. GAAP adjustments	(233)	(0.01)	—	—
Adjusted net earnings (Non-U.S. GAAP)	$89,811	$1.45	$29,606	$0.49

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

Adjusted EBIT and adjusted EBITDA represent further non-U.S. GAAP adjustments to EBIT and EBITDA, in each case adjusted to exclude, as applicable, (i) a non-recurring gain related to a previous acquisition, and (ii) costs related to business development activities. As these charges are infrequent or unusual items that can be variable from period to period and do not fluctuate with operating results, management believes removing these gains and charges from EBIT and EBITDA improves comparability of past, present, and future operating results and provides consistency when comparing EBIT and EBITDA between periods.

EBIT and adjusted EBIT reconciled to net earnings were as follows:

	Three Months Ended December 31,
	2023	2022
Net earnings (U.S. GAAP)	$90,044	$29,606
Income tax expense	19,676	2,143
Interest expense	11,436	11,142
Interest income	(1,473)	(366)
EBIT (Non-U.S. GAAP)	119,683	42,525
Non-U.S. GAAP adjustments:
Non-recurring gain related to a previous acquisition	(4,803)	—
Business development activities	4,238	—
Total non-U.S. GAAP adjustments	(565)	—
Adjusted EBIT (Non-U.S. GAAP)	$119,118	$42,525

EBITDA and adjusted EBITDA reconciled to net earnings were as follows:

	Three Months Ended December 31,
	2023	2022
Net earnings (U.S. GAAP)	$90,044	$29,606
Income tax expense	19,676	2,143
Interest expense	11,436	11,142
Interest income	(1,473)	(366)
Amortization of intangible assets	8,599	9,178
Depreciation expense	20,226	20,126
EBITDA (Non-U.S. GAAP)	148,508	71,829
Non-U.S. GAAP adjustments:
Non-recurring gain related to a previous acquisition	(4,803)	—
Business development activities	4,238	—
Total non-U.S. GAAP adjustments	(565)	—
Adjusted EBITDA (Non-U.S. GAAP)	$147,943	$71,829

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

Cash flow‐based non‐U.S. GAAP financial measures

Management uses free cash flow, which is defined by the Company as net cash flows provided by operating activities less payments for property, plant, and equipment, in reviewing the financial performance of and cash generation by Woodward’s various business groups and evaluating cash levels. We believe free cash flow is a useful measure for investors because it portrays our ability to grow organically and generate cash from our businesses for purposes such as paying interest on our indebtedness, repaying maturing debt, funding business acquisitions, purchasing our common stock, paying dividends, and investing in additional research and development. In addition, securities analysts, investors, and others frequently use free cash flow in their evaluation of companies. Adjusted free cash flow represents a further non-U.S. GAAP adjustment to free cash flow to exclude the effect of cash payments pertaining to a non-recurring matter unrelated to the ongoing operations, and cash received for a non-recurring matter related to a previous acquisition. Management believes that excluding these infrequent or unusual items from free cash flow better portrays our ability to generate cash, as such items are not indicative of the Company’s operating performance for the period.

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

Free cash flow and adjusted free cash flow reconciled to net cash provided by operating activities were as follows:

	Three Months Ended December 31,
	2023	2022
Net cash provided by operating activities (U.S. GAAP)	$46,789	$5,402
Payments for property, plant and equipment	(41,812)	(24,390)
Free cash flow (Non-U.S. GAAP)	4,977	(18,988)
Cash received for a non-recurring matter related to a previous acquisition	(4,803)	—
Cash paid for a non-recurring matter unrelated to the ongoing operations of the business	2,725	—
Adjusted free cash flow (Non-U.S. GAAP)	$2,899	$(18,988)

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

Chip P. Blankenship, Jr. and William F. Lacey evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15 under the Securities Exchange Act of 1934, as amended, or the Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on their evaluations, they concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2023.

There have not been any changes in our internal controls over financial reporting during the quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities (In thousands, except for shares and per share amounts)	Total Number of Shares Purchased	Weighted Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares that may yet be Purchased under the Plans or Programs at Period End (1)
October 1, 2023 through October 31, 2023 (2)	160	$124.70	—	$227,578
November 1, 2023 through November 30, 2023 (2)	89	135.18	—	227,578
December 1, 2023 through December 31, 2023 (2)	—	136.13	—	227,578

(1)
In January 2022, the Board authorized a program for the repurchase of up to $800,000 of Woodward’s outstanding shares of common stock on the open market or in privately negotiated transactions over a two-year period ending in January 2024 (the “2022 Authorization”). In January 2024, the Board terminated the 2022 Authorization, which was nearing expiration, and concurrently authorized a new program for the repurchase of up to $600,000 of Woodward’s outstanding shares of common stock on the open market or in privately negotiated transactions over a three-year period ending in January 2027 (the “2024 Authorization”).
(2)
Under a trust established for the purposes of administering the Woodward Executive Benefit Plan, shares of common stock were acquired on the open market related to the deferral of compensation by certain eligible members of Woodward’s management who irrevocably elected to invest some or all of their deferred compensation in Woodward common stock. In addition, 89 shares of common stock were acquired in November 2023 on the open market related to the reinvestment of dividends for shares of treasury stock held for deferred compensation. Shares owned by the trust, which is a separate legal entity, are included in "Treasury stock held for deferred compensation" in the Condensed Consolidated Balance Sheets.

Item 5. Other Information

During the three months ended December 31, 2023, no directors or officers, as defined in Rule 16a-1(f), adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” each as defined in Regulation S-K Item 408.

Item 6. Exhibits

Exhibits filed as part of this Report are listed in the Exhibit Index.

WOODWARD, INC.

EXHIBIT INDEX

	Exhibit Number	Description
*	10.1	Randall Hobbs Offer Letter, Dated October 7, 2022
*	31.1	Rule 13a-14(a)/15d-14(a) certification of Charles P. Blankenship, Jr.
*	31.2	Rule 13a-14(a)/15d-14(a) certification of William F. Lacey
*	32.1	Section 1350 certifications
*	101

The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2023, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Earnings, (iii) Condensed Consolidated Statements of Comprehensive Earnings, (iv) Condensed Consolidated Statements of Cash Flows, (v) Condensed Consolidated Statements of Stockholders’ Equity, and (vi) Notes to Condensed Consolidated Financial Statements.

*	104	Cover page Interactive Data File (embedded within the Inline XBRL document and are contained in Exhibit 101)

* Filed as an exhibit to this Report

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WOODWARD, INC.
Date: February 2, 2024	/s/ Charles P. Blankenship, Jr.
Charles P. Blankenship, Jr.
Chairman of the Board, Chief Executive Officer, and President (on behalf of the registrant and as the registrant’s Principal Executive Officer)

Date: February 2, 2024	/s/ William F. Lacey
William F. Lacey
Chief Financial Officer (on behalf of the registrant and as the registrant’s Principal Financial and Accounting Officer)