Form 10-Q
period 2024-03-31
Woodward, Inc.
filed 2024-05-03
CIK 108312

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

or

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

Yes ☐ No ☒

As of May 2, 2024, 60,919,845 shares of the registrant’s common stock with a par value of $0.001455 per share were outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

WOODWARD, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2024	2023	2024	2023
Net sales	$835,343	$718,214	$1,622,073	$1,336,833
Costs and expenses:
Cost of goods sold	600,954	559,149	1,183,335	1,051,812
Selling, general and administrative expenses	81,447	75,578	155,958	138,765
Research and development costs	36,465	37,777	67,259	66,411
Restructuring charges	—	5,172	—	5,172
Interest expense	11,530	12,845	22,966	23,987
Interest income	(1,293)	(508)	(2,766)	(874)
Other (income) expense, net	(14,384)	(12,040)	(35,023)	(20,430)
Total costs and expenses	714,719	677,973	1,391,729	1,264,843
Earnings before income taxes	120,624	40,241	230,344	71,990
Income tax expense	23,068	4,730	42,744	6,873
Net earnings	$97,556	$35,511	$187,600	$65,117

Earnings per share:
Basic earnings per share	$1.61	$0.59	$3.12	$1.09
Diluted earnings per share	$1.56	$0.58	$3.02	$1.07

Weighted Average Common Shares Outstanding:
Basic	60,427	59,807	60,223	59,736
Diluted	62,365	61,227	62,106	61,083

See accompanying Notes to Condensed Consolidated Financial Statements

WOODWARD, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS

(In thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2024	2023	2024	2023
Net earnings	$97,556	$35,511	$187,600	$65,117

Other comprehensive earnings:
Foreign currency translation adjustments	(11,759)	8,495	12,082	38,722
Net gain (loss) on foreign currency transactions designated as hedges of net investments in foreign subsidiaries	978	(807)	(888)	(4,432)
Taxes on changes in foreign currency translation adjustments	108	928	(179)	2,272
Foreign currency translation and transactions adjustments, net of tax	(10,673)	8,616	11,015	36,562

Unrealized gain (loss) on fair value adjustment of derivative instruments	7,349	(2,096)	(11,161)	(34,684)
Reclassification of net realized (gain) loss on derivatives to earnings	(8,875)	7,620	9,024	45,806
Taxes on changes in derivative transactions	414	(221)	414	(334)
Derivative adjustments, net of tax	(1,112)	5,303	(1,723)	10,788

Amortization of pension and other postretirement plan:
Net prior service cost	180	181	360	360
Net (gain)	(254)	(204)	(504)	(403)
Foreign currency exchange rate changes on pension and other postretirement benefit plan liabilities	(243)	70	79	511
Taxes on changes in pension and other postretirement benefit plan liability adjustments, net of foreign currency exchange rate changes	85	48	43	127
Pension and other postretirement benefit plan adjustments, net of tax	(232)	95	(22)	595
Total comprehensive earnings	$85,539	$49,525	$196,870	$113,062

See accompanying Notes to Condensed Consolidated Financial Statements

WOODWARD, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

(Unaudited)

	March 31,	September 30,
	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$316,932	$137,447
Accounts receivable, less allowance for uncollectible amounts of $7,126 and $5,847, respectively	831,777	749,859
Inventories	580,377	517,843
Income taxes receivable	32,816	14,120
Other current assets	50,072	50,183
Total current assets	1,811,974	1,469,452
Property, plant and equipment, net	921,355	913,094
Goodwill	796,706	791,468
Intangible assets, net	443,414	452,363
Deferred income tax assets	58,911	58,550
Other assets	333,899	325,276
Total assets	$4,366,259	$4,010,203
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Short-term debt	$141,300	$—
Current portion of long-term debt	699	75,817
Accounts payable	258,670	234,328
Income taxes payable	54,242	44,435
Accrued liabilities	236,944	262,616
Total current liabilities	691,855	617,196
Long-term debt, less current portion	649,039	645,709
Deferred income tax liabilities	135,022	132,819
Other liabilities	560,930	543,490
Total liabilities	2,036,846	1,939,214
Commitments and contingencies (Note 21)
Stockholders' equity:
Preferred stock, par value $0.003 per share, 10,000 shares authorized, no shares issued	—	—
Common stock, par value $0.001455 per share, 150,000 shares authorized, 72,960 shares issued	106	106
Additional paid-in capital	374,278	327,941
Accumulated other comprehensive losses	(61,401)	(70,671)
Deferred compensation	3,032	2,776
Retained earnings	3,067,847	2,908,574
	3,383,862	3,168,726
Treasury stock at cost, 12,185 shares and 13,070 shares, respectively	(1,051,417)	(1,094,961)
Treasury stock held for deferred compensation, at cost, 53 shares and 55 shares, respectively	(3,032)	(2,776)
Total stockholders' equity	2,329,413	2,070,989
Total liabilities and stockholders' equity	$4,366,259	$4,010,203

See accompanying Notes to Condensed Consolidated Financial Statements

WOODWARD, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended March 31,
	2024	2023
Cash flows from operating activities:
Net earnings	$187,600	$65,117
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	58,050	59,257
Net (gain) loss on sales of assets and businesses	(872)	890
Stock-based compensation	19,903	15,538
Deferred income taxes	43	545
Changes in operating assets and liabilities:
Trade accounts receivable	(40,619)	(26,467)
Unbilled receivables (contract assets)	(39,289)	(18,015)
Costs to fulfill a contract	(7,572)	(4,193)
Inventories	(59,841)	(42,408)
Accounts payable and accrued liabilities	12,131	5,426
Contract liabilities	26,748	9,769
Income taxes	(14,210)	(34,886)
Retirement benefit obligations	(1,240)	(615)
Other	3,286	10,192
Net cash provided by operating activities	144,118	40,150

Cash flows from investing activities:
Payments for purchase of property, plant, and equipment	(56,301)	(44,046)
Proceeds from sale of assets	51	199
Proceeds from business divestiture	600	—
Business acquisition, net of cash acquired	—	878
Payments for short-term investments	(3,723)	—
Proceeds from sales of short-term investments	9,732	7,733
Net cash (used in) investing activities	(49,641)	(35,236)

Cash flows from financing activities:
Cash dividends paid	(28,327)	(24,537)
Proceeds from sales of treasury stock	43,087	14,067
Payments for repurchases of common stock	—	(26,369)
Borrowings on revolving lines of credit and short-term borrowings	1,539,100	1,031,800
Payments on revolving lines of credit and short-term borrowings	(1,397,800)	(968,100)
Payments of debt financing costs	—	(2,236)
Payments of long-term debt and finance lease obligations	(75,472)	(288)
Net cash provided by financing activities	80,588	24,337
Effect of exchange rate changes on cash and cash equivalents	4,420	(7,668)
Net change in cash and cash equivalents	179,485	21,583
Cash and cash equivalents at beginning of year	137,447	107,844
Cash and cash equivalents at end of period	$316,932	$129,427

See accompanying Notes to Condensed Consolidated Financial Statements

WOODWARD, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

(Unaudited)

	Stockholders' equity
			Accumulated other comprehensive (loss) earnings
	Common stock	Additional paid-in capital	Foreign currency translation adjustments	Unrealized derivative gains (losses)	Minimum retirement benefit liability adjustments	Total accumulated other comprehensive (loss) earnings	Deferred compensation	Retained earnings	Treasury stock at cost	Treasury stock held for deferred compensation	Total stockholders' equity
Balances as of January 1, 2023	$106	$305,100	$(58,548)	$(730)	$646	$(58,632)	$5,975	$2,745,484	$(1,052,623)	$(5,975)	$1,939,435
Net earnings	—	—	—	—	—	—	—	35,511	—	—	35,511
Other comprehensive earnings (loss), net of tax	—	—	8,616	5,303	95	14,014	—	—	—	—	14,014
Cash dividends paid ($0.22 per share)	—	—	—	—	—	—	—	(13,182)	—	—	(13,182)
Sales of treasury stock	—	1,259	—	—	—	—	—	—	11,488	—	12,747
Common shares issued for benefit plans	—	10,860	—	—	—	—	—	—	8,447	—	19,307
Stock-based compensation	—	4,222	—	—	—	—	—	—	—	—	4,222
Purchases of stock by deferred compensation	—	—	—	—	—	—	42	—	—	(42)	—
Distribution of stock from deferred compensation	—	—	—	—	—	—	(2,698)	—	—	2,698	—
Balances as of March 31, 2023	$106	$321,441	$(49,932)	$4,573	$741	$(44,618)	$3,319	$2,767,813	$(1,032,688)	$(3,319)	$2,012,054

Balances as of January 1, 2024	$106	$337,038	$(45,705)	$(10,330)	$6,651	$(49,384)	$3,049	$2,985,409	$(1,083,107)	$(3,049)	2,190,062
Net earnings	—	—	—	—	—	—	—	97,556	—	—	97,556
Other comprehensive earnings (loss), net of tax	—	—	(10,673)	(1,112)	(232)	(12,017)	—	—	—	—	(12,017)
Cash dividends paid ($0.25 per share)	—	—	—	—	—	—	—	(15,118)	—	—	(15,118)
Sales of treasury stock	—	8,308	—	—	—	—	—	—	23,769	—	32,077
Common shares issued for benefit plans	—	13,966	—	—	—	—	—	—	7,921	—	21,887
Stock-based compensation	—	14,966	—	—	—	—	—	—	—	—	14,966
Purchases of stock by deferred compensation	—	—	—	—	—	—	47	—	—	(47)	—
Distribution of stock from deferred compensation	—	—	—	—	—	—	(64)	—	—	64	—
Balances as of March 31, 2024	$106	$374,278	$(56,378)	$(11,442)	$6,419	$(61,401)	$3,032	$3,067,847	$(1,051,417)	$(3,032)	$2,329,413

See accompanying Notes to Condensed Consolidated Financial Statements

WOODWARD, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

(Unaudited)

	Stockholders' equity
			Accumulated other comprehensive (loss) earnings
	Common stock	Additional paid-in capital	Foreign currency translation adjustments	Unrealized derivative gains (losses)	Minimum retirement benefit liability adjustments	Total accumulated other comprehensive (loss) earnings	Deferred compensation	Retained earnings	Treasury stock at cost	Treasury stock held for deferred compensation	Total stockholders' equity
Balances as of September 30, 2022	$106	$293,540	$(86,494)	$(6,215)	$146	$(92,563)	$6,781	$2,727,233	$(1,027,194)	$(6,781)	$1,901,122
Net earnings	—	—	—	—	—	—	—	65,117	—	—	65,117
Other comprehensive earnings (loss), net of tax	—	—	36,562	10,788	595	47,945	—	—	—	—	47,945
Cash dividends paid ($0.41 per share)	—	—	—	—	—	—	—	(24,537)	—	—	(24,537)
Sales of treasury stock	—	1,420	—	—	—	—	—	—	12,351	—	13,771
Common shares issued for benefit plans	—	10,943	—	—	—	—	—	—	8,524	—	19,467
Purchase of treasury stock	—	—	—	—	—	—	—	—	(26,369)	—	(26,369)
Stock-based compensation	—	15,538	—	—	—	—	—	—	—	—	15,538
Purchases of stock by deferred compensation	—	—	—	—	—	—	112	—	—	(112)	—
Distribution of stock from deferred compensation	—	—	—	—	—	—	(3,574)	—	—	3,574	—
Balances as of March 31, 2023	$106	$321,441	$(49,932)	$4,573	$741	$(44,618)	$3,319	$2,767,813	$(1,032,688)	$(3,319)	$2,012,054

Balances as of September 30, 2023	$106	$327,941	$(67,393)	$(9,719)	$6,441	$(70,671)	$2,776	$2,908,574	$(1,094,961)	$(2,776)	$2,070,989
Net earnings	—	—	—	—	—	—	—	187,600	—	—	187,600
Other comprehensive earnings (loss), net of tax	—	—	11,015	(1,723)	(22)	9,270	—	—	—	—	9,270
Cash dividends paid ($0.47 per share)	—	—	—	—	—	—	—	(28,327)	—	—	(28,327)
Sales of treasury stock	—	12,468	—	—	—	—	—	—	35,623	—	48,091
Common shares issued for benefit plans	—	13,966	—	—	—	—	—	—	7,921	—	21,887
Stock-based compensation	—	19,903	—	—	—	—	—	—	—	—	19,903
Purchases of stock by deferred compensation	—	—	—	—	—	—	79	—	—	(79)	—
Distribution of stock from deferred compensation	—	—	—	—	—	—	177	—	—	(177)	—
Balances as of March 31, 2024	$106	$374,278	$(56,378)	$(11,442)	$6,419	$(61,401)	$3,032	$3,067,847	$(1,051,417)	$(3,032)	$2,329,413

See accompanying Notes to Condensed Consolidated Financial Statements

WOODWARD, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

(Unaudited)

Note 1. Basis of presentation

The Condensed Consolidated Financial Statements of Woodward, Inc. (“Woodward” or the “Company”) as of March 31, 2024 and for the three and six months ended March 31, 2024 and 2023, included herein, have not been audited by an independent registered public accounting firm. These unaudited Condensed Consolidated Financial Statements reflect all normal recurring adjustments that, in the opinion of management, are necessary to present fairly Woodward’s financial position as of March 31, 2024, and the statements of earnings, comprehensive earnings, cash flows, and changes in stockholders’ equity for the periods presented herein. The results of operations for the three and six months ended March 31, 2024 and 2023 are not necessarily indicative of the operating results to be expected for other interim periods or for the full fiscal year. Dollar and share amounts contained in these unaudited Condensed Consolidated Financial Statements are in thousands, except per share amounts, unless otherwise noted.

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

In December 2023, the FASB issued ASU 2023-09, "Improvements to Income Tax Disclosures." The purpose of ASU 2023-09 is to provide enhanced disclosures surrounding income taxes by requiring consistent categories and greater disaggregation of information in the rate reconciliation, the disaggregation of income taxes paid by jurisdiction, as well as several other changes to the income tax disclosure. The amendments in ASU 2023-09 are effective for fiscal years beginning after December 15, 2024 (fiscal year 2026 for Woodward), with early adoption permitted, and is required to be applied prospectively with the option of retrospective application. Woodward is currently assessing the impact on its income tax disclosures.

Note 3. Revenue

The amount of revenue recognized as point in time or over time follows:

	Three Months Ended March 31, 2024			Three Months Ended March 31, 2023
	Aerospace	Industrial	Consolidated	Aerospace	Industrial	Consolidated
Point in time	$229,171	$203,232	$432,403	$188,248	$177,660	$365,908
Over time	268,341	134,599	402,940	248,769	103,537	352,306
Total net sales	$497,512	$337,831	$835,343	$437,017	$281,197	$718,214

	Six Months Ended March 31, 2024			Six Months Ended March 31, 2023
	Aerospace	Industrial	Consolidated	Aerospace	Industrial	Consolidated
Point in time	$417,674	$389,862	$807,536	$358,088	$317,499	$675,587
Over time	540,594	273,943	814,537	474,614	186,632	661,246
Total net sales	$958,268	$663,805	$1,622,073	$832,702	$504,131	$1,336,833

Accounts Receivable

Accounts receivable consisted of the following:

	March 31, 2024	September 30, 2023
Billed receivables
Trade accounts receivable	$478,207	$434,287
Other (Chinese financial institutions)	51,920	50,940
Total billed receivables	530,127	485,227
Current unbilled receivables (contract assets)	308,776	270,479
Total accounts receivable	838,903	755,706
Less: Allowance for uncollectible amounts	(7,126)	(5,847)
Total accounts receivable, net	$831,777	$749,859

As of March 31, 2024, “Other assets” on the Condensed Consolidated Balance Sheets includes $8,953 of unbilled receivables not expected to be invoiced and collected within a period of twelve months, compared to $7,332 as of September 30, 2023.

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

The allowance for uncollectible amounts and change in expected credit losses for trade accounts receivable and unbilled receivables (contract assets) consisted of the following:

	Three Months Ended March 31,		Six Months Ended March 31,
	2024	2023	2024	2023
Balance, beginning	$5,777	$4,203	$5,847	$3,922
Changes in estimates	1,398	6,042	1,696	6,470
Write-offs	(16)	(247)	(475)	(330)
Other[1]	(33)	(49)	58	(113)
Balance, ending	$7,126	$9,949	$7,126	$9,949
(1)
Includes effects of foreign exchange rate changes during the period.

Contract liabilities

Contract liabilities consisted of the following:

	March 31, 2024		September 30, 2023
	Current	Noncurrent	Current	Noncurrent
Deferred revenue from material rights from GE joint venture formation	$6,364	$235,837	$6,147	$233,997
Deferred revenue from advanced invoicing and/or prepayments from customers	17,414	4,333	6,868	2,196
Liability related to customer supplied inventory	17,941	—	14,543	—
Deferred revenue from material rights related to engineering and development funding	7,102	186,640	6,190	178,464
Net contract liabilities	$48,821	$426,810	$33,748	$414,657

Woodward recognized revenue of $8,232 in the three months and $21,265 in the six months ended March 31, 2024 from contract liabilities balances recorded as of October 1, 2023, compared to $5,299 in the three months and $14,184 in the six months ended March 31, 2023 from contract liabilities balances recorded as of October 1, 2022.

Remaining performance obligations

Remaining performance obligations related to the aggregate amount of the total contract transaction price of firm orders for which the performance obligation has not yet been recognized in revenue as of March 31, 2024 was $2,376,029, compared to $2,325,533 as of September 30, 2023, the majority of which relates to Woodward’s Aerospace segment in both periods. Woodward expects to recognize almost all of these remaining performance obligations within two years after March 31, 2024.

Remaining performance obligations related to material rights that have not yet been recognized in revenue as of March 31, 2024 was $519,887 of which $8,471 is expected to be recognized in the remainder of fiscal year 2024, $15,986 is expected to be recognized in fiscal year 2025, and the remaining balance is expected to be recognized thereafter. Woodward expects to recognize revenue from performance obligations related to material rights over the life of the underlying programs, which may be as long as forty years.

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

Revenue by primary market for the Aerospace reportable segment was as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2024	2023	2024	2023
Commercial OEM	$183,517	$159,271	$354,871	$298,146
Commercial aftermarket	163,886	139,445	301,430	266,088
Defense OEM	91,017	87,807	184,442	177,569
Defense aftermarket	59,092	50,494	117,525	90,899
Total Aerospace segment net sales	$497,512	$437,017	$958,268	$832,702

Revenue by primary market for the Industrial reportable segment was as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2024	2023	2024	2023
Power generation	$106,811	$94,013	$204,917	$175,590
Transportation	173,786	118,777	348,255	207,692
Oil and gas	57,234	68,407	110,633	120,849
Total Industrial segment net sales	$337,831	$281,197	$663,805	$504,131

During fiscal year 2023, for purposes of how we assess performance, we determined that certain revenue was better aligned with our markets consisting of power generation, transportation, and oil and gas, rather than the reciprocating engines and industrial turbines, as previously reported. For comparability, we have reclassified revenue for the three months and six months ended March 31, 2023 to conform to the new presentation. This reclassification of revenue had no impact on our consolidated financial results.

The customers who each account for approximately 10% or more of net sales of each of Woodward’s reportable segments are as follows:

	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023
Aerospace	RTX Corporation, General Electric Company	RTX Corporation, General Electric Company, The Boeing Company
Industrial	Weichai Westport, Rolls-Royce PLC	Rolls-Royce PLC, Caterpillar, Inc.

	Six Months Ended March 31, 2024	Six Months Ended March 31, 2023
Aerospace	General Electric Company, RTX Corporation, The Boeing Company	RTX Corporation, General Electric Company, The Boeing Company
Industrial	Weichai Westport, Rolls-Royce PLC	Rolls-Royce PLC, Caterpillar, Inc., Wartsila

Note 4. Earnings per share

Basic earnings per share is computed by dividing net earnings available to common stockholders by the weighted-average number of shares of common stock outstanding for the period.

Diluted earnings per share reflects the weighted-average number of shares outstanding after consideration of the dilutive effect of stock options and restricted stock.

The following is a reconciliation of net earnings to basic earnings per share and diluted earnings per share:

	Three Months Ended March 31,		Six Months Ended March 31,
	2024	2023	2024	2023
Numerator:
Net earnings	$97,556	$35,511	$187,600	$65,117
Denominator:
Basic shares outstanding	60,427	59,807	60,223	59,736
Dilutive effect of stock options, restricted units, and performance units	1,938	1,420	1,883	1,347
Diluted shares outstanding	62,365	61,227	62,106	61,083
Income per common share:
Basic earnings per share	$1.61	$0.59	$3.12	$1.09
Diluted earnings per share	$1.56	$0.58	$3.02	$1.07

The following stock option grants were outstanding but were excluded from the computation of diluted earnings per share because their inclusion would have been anti-dilutive:

	Three Months Ended March 31,		Six Months Ended March 31,
	2024	2023	2024	2023
Options	14	1,560	37	1,592
Weighted-average option price	$122.38	$102.01	$131.03	$101.95

The weighted-average shares of common stock outstanding for basic and diluted earnings per share included the weighted-average treasury stock shares held for deferred compensation obligations of the following:

	Three Months Ended March 31,		Six Months Ended March 31,
	2024	2023	2024	2023
Weighted-average treasury stock shares held for deferred compensation obligations	54	94	54	109

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

Lease-related assets and liabilities were as follows:

	Classification on the Condensed Consolidated Balance Sheets	March 31, 2024	September 30, 2023
Assets:
Operating lease	Other assets	$23,326	$24,680
Finance lease	Property, plant, and equipment, net	2,863	3,337
Total lease assets		26,189	28,017

Current liabilities:
Operating lease	Accrued liabilities	4,567	4,594
Finance lease	Current portion of long-term debt	699	817
Noncurrent liabilities:
Operating lease	Other liabilities	19,202	20,685
Finance lease	Long-term debt, less current portion	2,380	2,733
Total lease liabilities		$26,848	$28,829

Lease-related expenses were as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2024	2023	2024	2023
Operating lease expense	$1,656	$1,586	$3,288	$3,073
Amortization of finance lease assets	222	156	470	412
Interest on finance lease liabilities	32	40	73	74
Variable lease expense	301	245	529	455
Short-term lease expense	45	51	83	108
Total lease expense	$2,256	$2,078	$4,443	$4,122

Lease-related supplemental cash flow information was as follows:

	Six Months Ended March 31,
	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$2,660	$2,621
Operating cash flows for finance leases	73	74
Financing cash flows for finance leases	472	284
Right-of-use assets obtained in exchange for recorded lease obligations:
Operating leases	966	714
Finance leases	—	43

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

Although Woodward expects to allocate some portion of future net sales to these customers to embedded lessor arrangements, it cannot provide expected future undiscounted lease payments from property, plant, and equipment leased to customers as of March 31, 2024. If, in the future, customers reduce purchases of related products from Woodward, the Company believes it will derive additional value from the underlying equipment by repurposing its use to support other customer arrangements.

Revenue from contracts with customers that included embedded operating leases, which is included in “Net sales” in the Condensed Consolidated Statements of Earnings, was $1,365 for the three months and $2,729 for the six months ended March 31, 2024, compared to $1,398 for the three months and $2,786 for the six months ended March 31, 2023.

The carrying amount of property, plant, and equipment leased to others through embedded leasing arrangements, included in “Property, plant, and equipment, net” on the Condensed Consolidated Balance Sheets, follows:

	March 31, 2024	September 30, 2023
Property, plant, and equipment	$46,544	$45,766
Less accumulated depreciation	(29,981)	(28,128)
Property, plant, and equipment, net	$16,563	$17,638

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

Unamortized deferred revenue from material rights in connection with the JV formation included:

	March 31, 2024	September 30, 2023
Accrued liabilities	$6,364	$6,147
Other liabilities	235,837	233,997

Amortization of the deferred revenue (material right) recognized as an increase to sales was $1,502 for the three months and $2,837 for the six months ended March 31, 2024, and $1,203 for the three months and $2,034 for the six months ended March 31, 2023.

As part of the JV formation, GE pays contingent consideration to Woodward consisting of fifteen annual payments of $4,894 per year, which began in the second quarter of fiscal year 2017, subject to certain claw-back conditions. Woodward received its annual payments of $4,894 during the three-months ended March 31, 2024 and 2023, which were recorded as deferred income and included in “Net cash provided by operating activities” on the Condensed Consolidated Statements of Cash Flows.

Other income related to Woodward’s equity interest in the earnings of the JV was as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2024	2023	2024	2023
Other income	$8,701	$8,468	$18,856	$13,041

Cash distributions to Woodward from the JV, recognized in “Other, net” in “Net cash provided by operating activities” on the Condensed Consolidated Statements of Cash Flows, were as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2024	2023	2024	2023
Cash distributions	$12,000	$5,500	$18,500	$10,000

Net sales to the JV were as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2024	2023	2024	2023
Net sales[1]	$22,080	$7,320	$42,352	$13,797
(1)
Net sales included a reduction of $14,992 for the three months and $29,531 for the six months ended March 31, 2024 related to royalties owed to the JV by Woodward on sales by Woodward directly to third party aftermarket customers, compared to a reduction to sales of $12,888 for the three months and $20,458 for the six months ended March 31, 2023.

The Condensed Consolidated Balance Sheets include “Accounts receivable” related to amounts the JV owed Woodward, “Accounts payable” related to amounts Woodward owed the JV, and “Other assets” related to Woodward’s net investment in the JV, as follows:

	March 31, 2024	September 30, 2023
Accounts receivable	$5,279	$3,666
Accounts payable	7,324	6,276
Other assets	16,384	16,028

Note 7. Financial instruments and fair value measurements

The table below presents information about Woodward’s financial assets and liabilities that are measured at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques Woodward utilized to determine such fair value as defined by the U.S. GAAP fair value hierarchy.

	At March 31, 2024				At September 30, 2023
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Financial assets:
Investments in banks and financial institutions	$204,724	$—	$—	$204,724	$28,560	$—	$—	$28,560
Equity securities	29,902	—	—	29,902	24,913	—	—	24,913
Cross-currency interest rate swaps	—	—	—	—	—	5,389	—	5,389
Total financial assets	$234,626	$—	$—	$234,626	$53,473	$5,389	$—	$58,862

Financial liabilities:
Cross-currency interest rate swaps	$—	$4,968	$—	$4,968	$—	$—	$—	$—
Total financial liabilities	$—	$4,968	$—	$4,968	$—	$—	$—	$—

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

The estimated fair values and carrying costs of other financial instruments that are not required to be remeasured at fair value in the Condensed Consolidated Balance Sheets were as follows:

		At March 31, 2024		At September 30, 2023
	Fair Value Hierarchy Level	Estimated Fair Value	Carrying Cost	Estimated Fair Value	Carrying Cost
Assets:
Notes receivable from municipalities	2	$7,859	$7,410	$7,794	$7,688
Investments in short-term time deposits	2	88	88	6,095	6,107
Liabilities:
Long-term debt	2	612,200	650,754	661,507	722,671

In connection with certain economic incentives related to Woodward’s development of a second campus in the greater-Rockford, Illinois area for its Aerospace segment and Woodward’s development of its corporate headquarters in Fort Collins, Colorado, Woodward received long-term notes from municipalities within the states of Illinois and Colorado. The fair value of the long-term notes was estimated based on a model that discounted future principal and interest payments received at an interest rate available to Woodward at the end of the period for similarly rated municipal notes of similar maturity, which is a level 2 input as defined by the U.S. GAAP fair value hierarchy. The interest rates used to estimate the fair value of the long-term notes were 2.6% at March 31, 2024 and 3.6% at September 30, 2023.

From time to time, certain of Woodward’s foreign subsidiaries will invest excess cash in short-term time deposits with a fixed maturity date of longer than three months but less than one year from the date of the deposit. Woodward believes that the investments are with creditworthy financial institutions. The fair value of the investments in short-term time deposits was estimated based on a model that discounted future principal and interest payments to be received at an interest rate available to the foreign subsidiary entering into the investment for similar short-term time deposits of similar maturity. This was determined to be a level 2 input as defined by the U.S. GAAP fair value hierarchy. The interest rates used to estimate the fair value of the short-term time deposits were 5.9% at March 31, 2024 and 6.8% at September 30, 2023.

The fair value of long-term debt was estimated based on the prices of debt of comparable type and maturity available to Woodward at the end of the period, which is a level 2 input as defined by the U.S. GAAP fair value hierarchy. The weighted-average interest rates used to estimate the fair value of long-term debt were 5.2% at March 31, 2024 and 5.9% at September 30, 2023.

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

The net interest income of the cross-currency interest rate swaps is recorded as a reduction to “Interest expense” in Woodward’s Condensed Consolidated Statements of Earnings. The 2020 Floating-Rate Cross-Currency Swap expired on May 31, 2023 and, as such, is no longer recorded on the Condensed Consolidated Balance Sheets. As of March 31, 2024, the total notional value of the 2020 Fixed-Rate Cross-Currency Swaps was $400,000. See Note 7, Financial Instruments and fair value measurements for the related fair value of the derivative instruments as of March 31, 2024.

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

Derivatives instruments in net investment hedging relationships

On September 23, 2016, Woodward and Woodward International Holding B.V., a wholly owned subsidiary of Woodward organized under the laws of The Netherlands (the “BV Subsidiary”), each entered into a note purchase agreement (the “2016 Note Purchase Agreement”) relating to the sale by Woodward and the BV Subsidiary of an aggregate principal amount of €160,000 of senior unsecured notes in a series of private placement transactions. Woodward issued €40,000 aggregate principal amount of Woodward’s Series M Senior Notes due September 23, 2026 (the “Series M Notes”). Woodward designated the Series M Notes as a hedge of a foreign currency exposure of Woodward’s net investment in its Euro denominated functional currency subsidiaries. Related to the Series M Notes, included in foreign currency translation adjustments within total comprehensive (losses) earnings is a net foreign exchange gain of $978 for the three months and a foreign exchange loss of $888 for the six months ended March 31, 2024, compared to foreign exchange losses of $807 for the three months and $4,432 for the six months ended March 31, 2023.

Impact of derivative instruments designated as qualifying hedging instruments

The following table discloses the amount of (income) expense recognized in earnings on derivative instruments designated as qualifying hedging instruments:

		Three months ended March 31,		Six months ended March 31,
Derivatives in:	Location	2024	2023	2024	2023
Cross-currency interest rate swap agreement designated as fair value hedges	Selling, general and administrative expenses	$—	$36	$—	$937
Cross-currency interest rate swap agreements designated as cash flow hedges	Selling, general and administrative expenses	(8,875)	7,584	9,024	44,869
		$(8,875)	$7,620	$9,024	$45,806

The following table discloses the amount of (gain) loss recognized in accumulated OCI on derivative instruments designated as qualifying hedging instruments:

		Three months ended March 31,		Six months ended March 31,
Derivatives in:	Location	2024	2023	2024	2023
Cross-currency interest rate swap agreement designated as fair value hedges	Selling, general and administrative expenses	$—	$21	$—	$917
Cross-currency interest rate swap agreements designated as cash flow hedges	Selling, general and administrative expenses	(7,349)	2,075	11,161	33,767
		$(7,349)	$2,096	$11,161	$34,684

The following table discloses the amount of (gain) loss reclassified from accumulated OCI into earnings on derivative instruments designated as qualifying hedging instruments:

		Three months ended March 31,		Six months ended March 31,
Derivatives in:	Location	2024	2023	2024	2023
Cross-currency interest rate swap agreement designated as fair value hedges	Selling, general and administrative expenses	$—	$36	$—	$937
Cross-currency interest rate swap agreements designated as cash flow hedges	Selling, general and administrative expenses	(8,875)	7,584	9,024	44,869
		$(8,875)	$7,620	$9,024	$45,806

The remaining unrecognized gains and losses in Woodward’s Condensed Consolidated Balance Sheets associated with derivative instruments that were previously entered into by Woodward, which are classified in accumulated OCI, were net losses of $11,838 as of March 31, 2024 and $9,701 as of September 30, 2023.

Note 9. Supplemental statement of cash flows information

	Six Months Ended March 31,
	2024	2023
Interest paid, net of amounts capitalized	$18,068	$17,689
Income taxes paid	59,677	44,589
Income tax refunds received	3,662	1,392
Non-cash activities:
Purchases of property, plant and equipment on account	2,127	3,743
Common shares issued from treasury to settle benefit obligations	21,887	19,467

Note 10. Inventories

	March 31, 2024	September 30, 2023
Raw materials	$159,355	$133,699
Work in progress	140,322	127,438
Component parts(1)	352,269	327,522
Finished goods	88,978	74,594
Customer supplied inventory	17,941	14,543
On-hand inventory for which control has transferred to the customer	(178,488)	(159,953)
	$580,377	$517,843
(1)
Component parts include items that can be sold separately as finished goods or included in the manufacture of other products.

Note 11. Property, plant, and equipment

	March 31, 2024	September 30, 2023
Land and land improvements	$89,899	$89,352
Buildings and building improvements	591,225	589,735
Leasehold improvements	21,445	21,079
Machinery and production equipment	808,980	807,244
Computer equipment and software	117,694	120,290
Office furniture and equipment	41,303	41,943
Other	38,253	20,073
Construction in progress	64,847	55,487
	1,773,646	1,745,203
Less accumulated depreciation	(852,291)	(832,109)
Property, plant, and equipment, net	$921,355	$913,094

Woodward had depreciation expense as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2024	2023	2024	2023
Depreciation expense	$20,607	$20,535	$40,833	$40,661

Note 12. Goodwill

	September 30, 2023	Effects of Foreign Currency Translation	March 31, 2024
Aerospace	$455,423	$—	$455,423
Industrial	336,045	5,238	341,283
Consolidated	$791,468	$5,238	$796,706

Woodward tests goodwill for impairment during the fourth quarter of each fiscal year and at any time there is an indication that goodwill is more-likely-than-not impaired (commonly referred to as a triggering event). Woodward’s goodwill impairment test in the fourth quarter of fiscal year 2023 resulted in no impairment.

Note 13. Intangible assets, net

	March 31, 2024			September 30, 2023
	Gross Carrying Value	Accumulated Amortization	Net Carrying Amount	Gross Carrying Value	Accumulated Amortization	Net Carrying Amount
Intangible assets with finite lives:
Customer relationships and contracts:
Aerospace	$281,683	$(241,513)	$40,170	$281,683	$(236,143)	$45,540
Industrial	386,267	(101,363)	284,904	378,804	(90,084)	288,720
Total	$667,950	$(342,876)	$325,074	$660,487	$(326,227)	$334,260
Intellectual property:
Aerospace	$—	$—	$—	$—	$—	$—
Industrial	3,139	(3,139)	—	3,139	(3,139)	—
Total	$3,139	$(3,139)	$—	$3,139	$(3,139)	$—
Process technology:
Aerospace	$44,570	$(40,026)	$4,544	$44,570	$(39,551)	$5,019
Industrial	84,877	(33,676)	51,201	83,456	(31,709)	51,747
Total	$129,447	$(73,702)	$55,745	$128,026	$(71,260)	$56,766
Other intangibles:
Aerospace	$—	$—	$—	$—	$—	$—
Industrial	561	(561)	—	554	(524)	30
Total	$561	$(561)	$—	$554	$(524)	$30
Intangible asset with indefinite life:
Trade name:
Aerospace	$—	$—	$—	$—	$—	$—
Industrial	62,595	—	62,595	61,307	—	61,307
Total	$62,595	$—	$62,595	$61,307	$—	$61,307
Total intangibles:
Aerospace	$326,253	$(281,539)	$44,714	$326,253	$(275,694)	$50,559
Industrial	537,439	(138,739)	398,700	527,260	(125,456)	401,804
Consolidated Total	$863,692	$(420,278)	$443,414	$853,513	$(401,150)	$452,363

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

Woodward recorded amortization expense associated with intangibles of the following:

	Three Months Ended March 31,		Six Months Ended March 31,
	2024	2023	2024	2023
Amortization expense	$8,618	$9,418	$17,217	$18,596

Future amortization expense associated with intangibles is expected to be:

Year Ending September 30:
2024 (remaining)	$16,305
2025	28,293
2026	28,283
2027	28,232
2028	27,636
Thereafter	252,070
$380,819

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

Under the Second Amended and Restated Revolving Credit Agreement, there were $141,300 in principal amount of borrowings outstanding as of March 31, 2024 at an effective interest rate of 6.46% as compared to no borrowings outstanding as of September 30, 2023. As of March 31, 2024, all of the borrowings outstanding were classified as short-term borrowings based on Woodward's intent and ability to pay this amount in the next twelve months.

Short-term borrowings

Woodward has other foreign lines of credit and foreign overdraft facilities at various financial institutions, which are generally reviewed annually for renewal and are subject to the usual terms and conditions applied by the financial institutions. Pursuant to the terms of the related facility agreements, Woodward’s foreign performance guarantee facilities are limited in use to providing performance guarantees to third parties. There were no borrowings outstanding on Woodward’s foreign lines of credit and foreign overdraft facilities as of March 31, 2024 and September 30, 2023.

The Notes

On November 15, 2023, Woodward paid the entire principal balance of $75,000 on the Series H and K Notes using proceeds from borrowings under its existing revolving credit facility.

Note 15. Accrued liabilities

	March 31, 2024	September 30, 2023
Salaries and other member benefits	$98,019	$146,713
Product warranties and related liabilities	19,800	18,162
Interest payable	12,199	13,611
Accrued retirement benefits	2,844	2,822
Net current contract liabilities	48,821	33,748
Taxes, other than income	18,981	13,436
Other	36,280	34,124
	$236,944	$262,616

Product warranties and related liabilities

Provisions of Woodward’s sales agreements include product warranties customary to these types of agreements. Accruals are established for specifically identified warranty issues and related liabilities for which are probable to result in future costs. Warranty costs are accrued because revenue is recognized on a non-specific basis whenever past experience indicates a normal and predictable pattern exists.

Changes in accrued product warranties and related liabilities were as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2024	2023	2024	2023
Beginning of period	$21,802	$49,526	$18,162	$40,042
Additions, net of recoveries	4,653	3,413	9,959	20,423
Reductions for settlement	(6,579)	(6,501)	(8,406)	(14,203)
Foreign currency exchange rate changes	(76)	54	85	230
End of period	$19,800	$46,492	$19,800	$46,492

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

During the second quarter of fiscal year 2023, the Company committed to a cost reduction plan ("Cost Reduction Plan") to better align the cost structure and recorded $5,172 of restructuring charges. The charges recognized under the Cost Reduction Plan consist of workforce management costs primarily related to aligning the cost structure of the Company's Industrial segment with the current market conditions. All of the restructuring charges were recorded as nonsegment expenses. As of March 31, 2023, $2,836 was paid and the remaining restructuring charges were paid within the next twelve months.

Note 16. Other liabilities

	March 31, 2024	September 30, 2023
Net accrued retirement benefits, less amounts recognized within accrued liabilities	$78,464	$72,570
Total unrecognized tax benefits	9,351	8,020
Noncurrent income taxes payable	5,894	10,714
Deferred economic incentives (1)	5,151	5,797
Noncurrent operating lease liabilities	19,202	20,685
Net noncurrent contract liabilities	426,810	414,657
Cross-currency swap derivative liability	4,968	—
Other	11,090	11,047
	$560,930	$543,490
(1)
Woodward receives certain economic incentives from various state and local authorities related to capital expansion projects. Such amounts are initially recorded as deferred credits and are being recognized as a reduction to pre-tax expense over the economic lives of the related capital expansion projects.

Note 17. Other (income) expense, net

	Three Months Ended March 31,		Six Months Ended March 31,
	2024	2023	2024	2023
Equity interest in the earnings of the JV	$(8,701)	$(8,468)	$(18,856)	$(13,041)
Net (gain) loss on sales of assets and businesses	(863)	857	(872)	890
Gain on non-recurring matter related to a previous acquisition	—	—	(4,803)	—
Rent income	(88)	(93)	(170)	(181)
Net gain on investments in deferred compensation program	(1,785)	(1,679)	(4,394)	(2,870)
Other components of net periodic pension and other postretirement benefit, excluding service cost and interest expense	(2,947)	(2,675)	(5,866)	(5,160)
Other	—	18	(62)	(68)
	$(14,384)	$(12,040)	$(35,023)	$(20,430)

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

The following table sets forth the tax expense and the effective tax rate for Woodward’s earnings before income taxes:

	Three Months Ended March 31,		Six Months Ended March 31,
	2024	2023	2024	2023
Earnings before income taxes	$120,624	$40,241	$230,344	$71,990
Income tax expense	23,068	4,730	42,744	6,873
Effective tax rate	19.1%	11.8%	18.6%	9.5%

The increase in the effective tax rate for the second quarter as compared to the same period of the prior fiscal year is primarily attributable to higher projected full-year earnings taxed at statutory rates ranging between approximately 19% and 35%. These higher projected earnings and higher actual quarterly earnings resulted in lower current quarter tax benefits as a percent of earnings when compared to the prior quarter. Additionally, the increase is attributable to projected future withholding taxes on unremitted foreign earnings.

The increase in the effective tax rate for the first half of fiscal year 2024 as compared to the same period of the prior fiscal year is primarily attributable to higher projected full-year earnings taxed at statutory rates ranging between approximately 19% and 35%. These higher projected earnings and higher actual year-to-date earnings resulted in lower current year-to-date tax benefits as a percent of earnings when compared to the prior year. Additionally, the increase is attributable to projected future withholding taxes on unremitted foreign earnings and the release of uncertain tax positions that did not recur in the current fiscal year.

Gross unrecognized tax benefits were $12,715 as of March 31, 2024, and $11,112 as of September 30, 2023. At March 31, 2024, the amount of the liability for unrecognized tax benefits that, if recognized, would impact Woodward’s effective tax rate was $8,110. Woodward believes it is reasonably possible that the liability for unrecognized tax benefits will decrease by as much as $2,178 in the next twelve months due to the completion of review by tax authorities, lapses of statutes, and the settlement of tax positions. Woodward’s tax expense includes accruals for potential interest and penalties related to unrecognized tax benefits and all other interest and penalties related to tax payments.

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

Defined contribution plans

Most of the Company’s U.S. employees are eligible to participate in the U.S. defined contribution plan (the "Retirement Savings Plan"). The Retirement Savings Plan allows employees to defer part of their annual income for income tax purposes into their personal 401(k) accounts. The Company makes matching contributions to eligible employee accounts, which are also deferred for employee personal income tax purposes. Certain non-U.S. employees are also eligible to participate in similar non-U.S. plans.

Woodward's U.S. employees receive an annual contribution of Woodward stock, equal to 5% of their eligible prior year wages, to their personal Woodward Retirement Savings Plan accounts. Woodward fulfilled its annual Woodward stock contribution obligation using shares held in treasury stock by issuing a total of 159 shares of common stock for a value of $21,887 in the second quarter of fiscal year 2024, compared to a total of 187 shares of common stock for a value of $19,307 in the second quarter of fiscal year 2023.

The amount of expense associated with defined contribution plans was as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2024	2023	2024	2023
Company costs	$12,902	$11,838	$24,077	$21,940

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

The components of the net periodic retirement pension costs recognized are as follows:

	Three Months Ended March 31,
	United States		Other Countries		Total
	2024	2023	2024	2023	2024	2023
Service cost	$194	$224	$312	$332	$506	$556
Interest cost	1,900	1,825	803	778	2,703	2,603
Expected return on plan assets	(2,271)	(2,075)	(602)	(573)	(2,873)	(2,648)
Amortization of:
Net actuarial loss (gain)	56	73	(171)	(153)	(115)	(80)
Prior service cost	175	175	5	6	180	181
Net periodic retirement pension cost	$54	$222	$347	$390	$401	$612
Contributions paid	$—	$—	$746	$736	$746	$736

	Six Months Ended March 31,
	United States		Other Countries		Total
	2024	2023	2024	2023	2024	2023
Service cost	$388	$447	$621	$652	$1,009	$1,099
Interest cost	3,799	3,649	1,596	1,528	5,395	5,177
Expected return on plan assets	(4,542)	(4,149)	(1,194)	(1,124)	(5,736)	(5,273)
Amortization of:
Net actuarial loss (gain)	113	146	(339)	(301)	(226)	(155)
Prior service cost	349	349	11	11	360	360
Net periodic retirement pension cost	$107	$442	$695	$766	$802	$1,208
Contributions paid	$—	$—	$1,339	$1,298	$1,339	$1,298

The components of net periodic retirement pension costs other than the service cost and interest cost components are included in the line item “Other (income) expense, net”, and the interest component is included in the line item “Interest expense” in the Condensed Consolidated Statements of Earnings.

The components of the net periodic other postretirement benefit costs recognized are as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2024	2023	2024	2023
Interest cost	$225	$226	$451	$452
Amortization of:
Net actuarial gain	(139)	(124)	(278)	(248)
Net periodic other postretirement cost	$86	$102	$173	$204
Contributions paid	$413	$444	$825	$885

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

Retirement pension benefits:
United States	$—
United Kingdom	558
Japan	—
Germany	493
Other postretirement benefits	1,851

Note 20. Stockholders’ equity

Common stock and treasury stock

Activity in common stock and treasury stock share are as follows:

	Common Stock	Treasury Stock	Treasury stock held for deferred compensation
Balances as of January 1, 2023	72,960	(13,460)	(122)
Sales of treasury stock	—	251	—
Common shares issued for benefit plans	—	187	—
Purchases of stock by deferred compensation	—	—	—
Distribution of stock from deferred compensation	—	—	55
Balances as of March 31, 2023	72,960	(13,022)	(67)

Balances as of January 1, 2024	72,960	(12,823)	(54)
Sales of treasury stock	—	479	—
Common shares issued for benefit plans	—	159	—
Purchases of stock by deferred compensation	—	—	—
Distribution of stock from deferred compensation	—	—	1
Balances as of March 31, 2024	72,960	(12,185)	(53)

	Common Stock	Treasury Stock	Treasury stock held for deferred compensation
Balances as of September 30, 2022	72,960	(13,207)	(139)
Sales of treasury stock	—	270	—
Purchase of treasury stock	—	(274)	—
Common shares issued for benefit plans	—	189	—
Purchases of stock by deferred compensation	—	—	(1)
Distribution of stock from deferred compensation	—	—	73
Balances as of March 31, 2023	72,960	(13,022)	(67)

Balances as of September 30, 2023	72,960	(13,070)	(55)
Sales of treasury stock	—	726	—
Common shares issued for benefit plans	—	159	—
Purchases of stock by deferred compensation	—	—	(1)
Distribution of stock from deferred compensation	—	—	3
Balances as of March 31, 2024	72,960	(12,185)	(53)

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

In January 2024, the Board terminated the 2022 Authorization, which was nearing expiration, and concurrently authorized a new program for the repurchase of up to $600,000 of Woodward’s outstanding shares of common stock on the open market or in privately negotiated transactions over a three-year period ending in January 2027 (the “2024 Authorization”). During the first six months of fiscal year 2024, Woodward repurchased no shares of its common stock.

Stock-based compensation

Provisions governing outstanding stock option awards, restricted stock units ("RSUs"), and performance restricted stock units ("PSUs") are included in the 2017 Omnibus Incentive Plan, as amended from time to time (the “2017 Plan”) and, with respect to outstanding stock options awarded in or prior to 2016, the 2006 Omnibus Incentive Plan (the “2006 Plan”).

The 2017 Plan was first approved by Woodward’s stockholders in January 2017 and is the successor plan to the 2006 Plan. The Board has delegated authority to administer the 2017 Plan to the Compensation Committee of the Board, including, but not limited to, the power to determine the recipients of awards and the terms of those awards. On January 25, 2023, Woodward’s stockholders approved an additional 500 shares of Woodward’s common stock to be made available for future grants. Under the 2017 Plan, there were approximately 2,209 shares of Woodward’s common stock available for future grants as of March 31, 2024 and 2,689 shares as of September 30, 2023.

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

The following is a summary of the activity for stock option awards:

	Three Months Ended March 31, 2024		Six Months Ended March 31, 2024
	Number of options	Weighted-Average Exercise Price per Share	Number of options	Weighted-Average Exercise Price per Share
Beginning balance	4,611	$80.99	4,842	$80.48
Granted	81	137.76	87	137.36
Exercised	(475)	67.93	(710)	69.19
Forfeited	(4)	91.51	(6)	91.84
Ending balance	4,213	$83.54	4,213	$83.54

Changes in non-vested stock options were as follows:

	Three Months Ended March 31, 2024		Six Months Ended March 31, 2024
	Number of options	Weighted-Average Grant Date Fair Value per Share	Number of options	Weighted-Average Grant Date Fair Value Per Share
Beginning balance	858	$35.37	1,393	$33.96
Granted	81	58.15	87	58.34
Vested	(9)	31.78	(549)	32.01
Forfeited	(4)	35.54	(5)	35.24
Ending balance	926	$37.40	926	$37.40

Information about stock options that have vested, or are expected to vest, and are exercisable at March 31, 2024 was as follows:

	Number of options	Weighted-Average Exercise Price	Weighted-Average Remaining Life in Years	Aggregate Intrinsic Value
Options outstanding	4,213	$83.54	5.5	$297,376
Options vested and exercisable	3,287	79.53	4.8	245,191
Options vested and expected to vest	4,177	83.37	5.5	295,556

Restricted stock units

The Company generally grants RSUs to eligible employees under its form RSU agreement for employees (the “Standard Form RSU Agreement”). RSUs granted under the Standard Form RSU Agreement prior to November 14, 2023, generally have a four-year vesting schedule at a rate of 25% per year, and RSUs granted after November 14, 2023 have a three-year vesting schedule at a rate of 33.3% per year, in each case generally subject to continued employment.

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

A summary of the activity for RSUs:

	Three Months Ended March 31, 2024		Six Months Ended March 31, 2024
	Number of units	Weighted-Average Grant Date Fair Value	Number of units	Weighted-Average Grant Date Fair Value
Beginning balance	170	$96.95	177	$93.46
Granted	155	137.76	167	137.33
Released	(5)	89.03	(24)	86.59
Forfeited	(1)	111.78	(1)	108.48
Ending balance	319	$116.90	319	$116.90

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

The fair value of the PSUs for the November 2023 grant was determined based upon a Monte Carlo valuation method. The assumptions used in the Monte Carlo method to value the PSUs granted, which includes the grant date fair value outcome from the Monte Carlo method, were as follows:

March 31, 2024
Expected volatility	30.2%
Risk free interest rate	4.5%
Expected life	3 years
Grant date fair value	$146.47

The PSUs granted receive dividend equivalent units; therefore, no discount was applied for Woodward’s dividends.

A summary of the activity for PSUs:

	Three Months Ended March 31, 2024		Six Months Ended March 31, 2024
	Number of units	Weighted-Average Grant Date Fair Value	Number of units	Weighted-Average Grant Date Fair Value
Beginning balance	66	$146.47	—	$—
Granted	—	—	66	146.47
Forfeited	—	—	—	—
Ending balance	66	$146.47	66	$146.47

Stock-based compensation expense

Woodward recognizes stock-based compensation expense on a straight-line basis over the requisite service period. Pursuant to form stock option agreements, form RSU agreements, and form PSU agreements used by the Company, with terms approved by the administrator of the applicable plan, the requisite service period can be less than the vesting period defined in the applicable award agreement based on grantee’s retirement eligibility. As such, the recognition of stock-based compensation expense associated with some stock option grants, RSU grants, and PSU grants can be accelerated to a period of less than the vesting period, including immediate recognition of stock-based compensation expense on the date of grant.

In connection with an executive separation and release agreement entered into by the Company during the second quarter of fiscal year 2024, Woodward recognized an additional $1,682 of stock compensation expense, before tax.

At March 31, 2024, there was approximately $39,926 of total unrecognized compensation expense related to non-vested stock-based compensation arrangements, including stock options, RSUs, and PSUs. The pre-vesting forfeiture rates for purposes of determining stock-based compensation expense recognized were estimated to be 0.0% for members of the Board and 7.3% for all others. The remaining unrecognized compensation cost is expected to be recognized over a weighted-average period of approximately 1.6 years.

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

Under the Company’s severance and change in control agreements with its current corporate officers, Woodward would be required to pay termination benefits to any such officer if such officer’s employment is terminated without Cause or for Good Reason (as each term is defined therein). The amount of such benefits would vary depending on whether such termination occurs during a specified period within a change of control.

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

A summary of consolidated net sales and earnings by segment follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2024	2023	2024	2023
Segment external net sales:
Aerospace	$497,512	$437,017	$958,268	$832,702
Industrial	337,831	281,197	663,805	504,131
Total consolidated net sales	$835,343	$718,214	$1,622,073	$1,336,833
Segment earnings:
Aerospace	$98,451	$73,314	$177,453	$128,748
Industrial	65,244	37,571	132,125	48,973
Nonsegment expenses	(32,834)	(58,307)	(59,034)	(82,618)
Interest expense, net	(10,237)	(12,337)	(20,200)	(23,113)
Consolidated earnings before income taxes	$120,624	$40,241	$230,344	$71,990

Segment assets consist of accounts receivable, inventories, property, plant, and equipment, net, goodwill, and other intangibles, net. A summary of consolidated total assets by segment follows:

	March 31, 2024	September 30, 2023
Segment assets:
Aerospace	$1,890,089	$1,829,410
Industrial	1,563,424	1,490,341
Unallocated corporate property, plant, and equipment, net	120,202	104,962
Other unallocated assets	792,544	585,490
Consolidated total assets	$4,366,259	$4,010,203

Note 23. Subsequent events

On April 23, 2024, the Board approved a cash dividend of $0.25 per share for the quarter, payable on June 5, 2024, for stockholders of record as of May 22, 2024.

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

OVERVIEW

Global Business Conditions

During the first half of fiscal year 2024, we achieved significant sales growth and margin expansion as compared to the same period of the prior year. The compounding impacts of our focused efforts on operational excellence enabled us to increase output and capitalize on continued strong end market demand for our products and services across the aerospace and industrial markets. Further, we continue to better align price to the value of our products which helps to mitigate the ongoing impacts of inflation. We remain committed to growth, operational excellence, and innovation to deliver long-term success and enhanced shareholder value. We also continue to monitor the macroeconomic environment such as inflation, uncertain future demand relating to on-highway natural gas trucks in China, and economic uncertainty as they continue to impact certain aspects of our business.

Operational Highlights

Quarter and Year to Date Highlights

	Three Months Ended March 31,		Six Months Ended March 31,
	2024	2023	2024	2023
Net sales:
Aerospace segment	$497,512	$437,017	$958,268	$832,702
Industrial segment	337,831	281,197	663,805	504,131
Consolidated net sales	$835,343	$718,214	$1,622,073	$1,336,833

Earnings:
Aerospace segment	$98,451	$73,314	$177,453	$128,748
Segment earnings as a percent of segment net sales	19.8%	16.8%	18.5%	15.5%
Industrial segment	$65,244	$37,571	$132,125	$48,973
Segment earnings as a percent of segment net sales	19.3%	13.4%	19.9%	9.7%
Consolidated net earnings	$97,556	$35,511	$187,600	$65,117
Adjusted net earnings	$100,825	$61,719	$190,636	$91,325

Effective tax rate	19.1%	11.8%	18.6%	9.5%
Adjusted effective tax rate	19.3%	17.8%	18.6%	14.5%
Consolidated diluted earnings per share	$1.56	$0.58	$3.02	$1.07
Consolidated adjusted diluted earnings per share	$1.62	$1.01	$3.07	$1.50

Earnings before interest and taxes ("EBIT")	$130,861	$52,578	$250,544	$95,103
Adjusted EBIT	$135,191	$87,454	$254,309	$129,979
Earnings before interest, taxes, depreciation, and amortization ("EBITDA")	$160,086	$82,531	$308,594	$154,360
Adjusted EBITDA	$164,416	$117,407	$312,359	$189,236

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

Liquidity Highlights

Net cash provided by operating activities for the first half of fiscal year 2024 was $144,118, compared to $40,150 for the first half of fiscal year 2023. The increase in net cash provided by operating activities in the first half of fiscal year 2024 compared to the first half of the prior fiscal year is primarily attributable to increased earnings.

For the first half of fiscal year 2024, free cash flow was $87,817, compared to negative $3,896 for the first half of fiscal year 2023. We define free cash flow as net cash flow from operating activities less payments for property, plant, and equipment. Adjusted free cash flow, which we define as free cash flow excluding cash payments pertaining to a non-recurring matter unrelated to the ongoing operations, payments for business development activities, payments for restructuring charges, and cash received for a non-recurring matter related to a previous acquisition, was $90,032 for the first half of fiscal year 2024, compared to a negative $1,060 for the first half of fiscal year 2023. The increase in free cash flow and adjusted free cash flow for the first half of fiscal year 2024 as compared to the same period of the prior fiscal year was primarily due to increased earnings, partially offset by higher capital expenditures. Free cash flow and adjusted free cash flow are non-U.S. GAAP financial measures. A description of these measures as well as a reconciliation of these non-U.S. GAAP financial measures to the most directly comparable U.S. GAAP financial measures can be found under the caption “Non-U.S. GAAP Financial Measures” in this Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations.

At March 31, 2024, we held $316,932 in cash and cash equivalents and had total outstanding debt of $791,038. We have additional borrowing availability of $850,764, net of outstanding letters of credit, under our revolving credit agreement. At March 31, 2024, we also had additional borrowing capacity of $25,585 under various foreign lines of credit and foreign overdraft facilities.

RESULTS OF OPERATIONS

The following table sets forth condensed consolidated statements of earnings data as a percentage of net sales for each period indicated:

	Three Months Ended				Six Months Ended
	March 31, 2024	% of Net Sales	March 31, 2023	% of Net Sales	March 31, 2024	% of Net Sales	March 31, 2023	% of Net Sales
Net sales	$835,343	100%	$718,214	100%	$1,622,073	100%	$1,336,833	100%
Costs and expenses:
Cost of goods sold	600,954	71.9%	559,149	77.9%	1,183,335	73.0%	1,051,812	78.7%
Selling, general, and administrative expenses	81,447	9.8%	75,578	10.5%	155,958	9.6%	138,765	10.4%
Research and development costs	36,465	4.4%	37,777	5.3%	67,259	4.1%	66,411	5.0%
Restructuring charges	—	0.0%	5,172	0.7%	—	0.0%	5,172	0.4%
Interest expense	11,530	1.4%	12,845	1.8%	22,966	1.4%	23,987	1.8%
Interest income	(1,293)	(0.2)%	(508)	(0.1)%	(2,766)	(0.2)%	(874)	(0.1)%
Other (income) expense, net	(14,384)	(1.7)%	(12,040)	(1.7)%	(35,023)	(2.2)%	(20,430)	(1.5)%
Total costs and expenses	714,719	85.6%	677,973	94.4%	1,391,729	85.8%	1,264,843	94.6%
Earnings before income taxes	120,624	14.4%	40,241	5.6%	230,344	14.2%	71,990	5.4%
Income tax expense	23,068	2.8%	4,730	0.7%	42,744	2.6%	6,873	0.5%
Net earnings	$97,556	11.7%	$35,511	4.9%	$187,600	11.6%	$65,117	4.9%

Other select financial data:

	March 31, 2024	September 30, 2023
Working capital	$1,120,119	$852,256
Total debt	791,038	721,526
Total stockholders' equity	2,329,413	2,070,989

Net Sales

Consolidated net sales for the second quarter of fiscal year 2024 increased by $117,129, or 16.3%, compared to the same period of fiscal year 2023. Consolidated net sales for the first half of fiscal year 2024 increased by $285,240, or 21.3%, compared to the same period of fiscal year 2023.

Details of the changes in consolidated net sales are as follows:

	Three-Month Period	Six-Month Period
Consolidated net sales for the period ended March 31, 2023	$718,214	$1,336,833
Aerospace volume	29,145	63,638
Industrial volume	34,299	113,489
Effects of changes in price	56,958	106,763
Effects of changes in foreign currency rates	(3,273)	1,350
Consolidated net sales for the period ended March 31, 2024	$835,343	$1,622,073

In the Aerospace segment, the increase in net sales for the second quarter and first half of fiscal year 2024 as compared to the same periods of the prior fiscal year is primarily attributable to increased aircraft utilization, as a result of continued growth in passenger traffic, and price realization.

In the Industrial segment, the increase in net sales for the second quarter and first half of fiscal year 2024 as compared to the same periods of the prior fiscal year is primarily attributable to growth in transportation, particularly in the on-highway natural gas truck business in China, strong sales in power generation, and price realization, partially offset by a decrease in oil and gas sales.

Costs and Expenses

Cost of goods sold increased by $41,805 to $600,954, for the second quarter of fiscal year 2024, from $559,149, for the second quarter of fiscal year 2023. Cost of goods sold decreased to 71.9% of net sales, for the second quarter of fiscal year 2024, compared to 77.9% of net sales for the second quarter of fiscal year 2023.

Cost of goods sold increased by $131,523 to $1,183,335, for the first half of fiscal year 2024, from $1,051,812, for the first half of fiscal year 2023. Cost of goods sold decreased to 73.0% of net sales, for the first half of fiscal year 2024, compared to 78.7% of net sales for the first half of fiscal year 2023.

The increase in cost of goods sold on an absolute basis in the second quarter and first half of fiscal year 2024 compared to the same periods of the prior fiscal year is primarily due to higher sales volume and net inflationary impacts on material and labor costs. The decrease in cost of goods sold as a percent of net sales in the second quarter and first half of fiscal year 2024 compared to the same periods of the prior fiscal year is primarily due to price realization.

Gross margin (as measured by net sales less cost of goods sold, divided by net sales) was 28.1% for the second quarter of fiscal year 2024 and 27.0% for the first half of fiscal year 2024, compared to 22.1% for the second quarter of fiscal year 2023 and 21.3% for the first half of fiscal year 2023. The increase in gross margin for the second quarter and first half of fiscal year 2024 as compared to the same periods of the prior fiscal year is primarily attributable to higher sales volume and price realization, partially offset by net inflationary impacts on material and labor costs.

Selling, general, and administrative expenses increased by $5,869, or 7.8%, to $81,447 for the second quarter of fiscal year 2024, compared to $75,578 for the second quarter of fiscal year 2023. Selling, general, and administrative expenses as a percentage of net sales decreased to 9.8% for the second quarter of fiscal year 2024, compared to 10.5% for the second quarter of fiscal year 2023. The increase in selling, general, and administrative expenses on an absolute basis for the second quarter of fiscal year 2024 compared to the same period of the prior fiscal year is primarily due to increased annual variable incentive compensation costs.

Selling, general, and administrative expenses increased by $17,193, or 12.4%, to $155,958 for the first half of fiscal year 2024, compared to $138,765 for the first half of fiscal year 2023. Selling, general, and administrative expenses as a percentage of net sales decreased to 9.6% for the first half of fiscal year 2024, compared to 10.4% for the first half of fiscal year 2023. The increase in selling, general, and administrative expenses on an absolute basis for the first half of fiscal year 2024 as compared to the same period of the prior fiscal year is primarily due to increased annual variable incentive compensation costs, increased expenses relating to business development activities, and increased headcount.

Research and development costs decreased by $1,312, or 3.5%, to $36,465 for the second quarter of fiscal year 2024, compared to $37,777 for the second quarter of fiscal year 2023. The decrease in research and development costs for the second quarter of fiscal year 2024 as compared to the same period of the prior fiscal year is primarily due to variability in the timing of projects and expenses. As a percentage of net sales, research and development costs decreased to 4.4% for the second quarter of fiscal year 2024, as compared to 5.3% for the same period of the prior fiscal year.

Research and development costs increased by $848, or 1.3%, to $67,259 for the first half of fiscal year 2024, compared to $66,411 for the first half of fiscal year 2023. The increase in research and development costs for the first half of fiscal year 2024 as compared to the same period of the prior fiscal year is primarily due to variability in the timing of projects and expenses. As a percentage of net sales, research and development costs decreased to 4.1% for the first half of fiscal year 2024, as compared to 5.0% for the first half of fiscal year 2023.

Our research and development activities extend across almost all of our customer base, and we anticipate ongoing variability in research and development costs due to the timing of customer business needs on current and future programs.

Interest expense decreased by $1,315, or 10.2%, to $11,530 for the second quarter of fiscal year 2024, compared to $12,845 for the second quarter of fiscal year 2023. Interest expense decreased by $1,021, or 4.3%, to $22,966 for the first half of fiscal year 2024, compared to $23,987 for the first half of fiscal year 2023. Interest expense as a percentage of net sales was 1.4% for each of the second quarter and first half of fiscal year 2024, compared to 1.8% for each of the second quarter and first half of fiscal year 2023. The decrease in interest expense for the second quarter and first half of fiscal year 2024 as compared to the same periods of the prior fiscal year is primarily attributable to increased payments on our revolving credit facility during the second quarter and first half of fiscal year 2024. During the first six months of fiscal year 2024, we paid the entire balance of two series of private placement notes totaling $75,000.

Other income increased by $2,344 to $14,384 for the second quarter of fiscal year 2024, compared to $12,040 for the second quarter of fiscal year 2023. The increase in other income for the second quarter of fiscal year 2024 as compared to the same period of the prior fiscal year is primarily attributable to a gain on sales of assets and businesses whereas in the prior year we had a loss on the sale of assets and businesses.

Other income increased by $14,593 to $35,023 for the first half of fiscal year 2024, compared to $20,430 for the first half of fiscal year 2023. The increase in other income for the second quarter of fiscal year 2024 as compared to the same period of the prior fiscal year is primarily attributable to increased earnings in the joint venture with General Electric and a non-recurring gain related to a previous acquisition that was recognized during the first half of fiscal year 2024.

Income taxes were provided at an effective rate on earnings before income taxes of 19.1% for the second quarter and 18.6% for the first half of fiscal year 2024, and 11.8% for the second quarter and 9.5% for the first half of fiscal year 2023.

The increase in the effective tax rate for the second quarter as compared to the same period of the prior fiscal year is primarily attributable to higher projected full-year earnings taxed at statutory rates ranging between approximately 19% and 35%. These higher projected earnings and higher actual quarterly earnings resulted in lower current quarter tax benefits as a percent of earnings when compared to the prior year quarter. Additionally, the increase is attributable to projected future withholding taxes on unremitted foreign earnings.

The increase in the effective tax rate for the first half of fiscal year 2024 as compared to the same period of the prior fiscal year is primarily attributable to higher projected full-year earnings taxed at statutory rates ranging between approximately 19% and 35%. These higher projected earnings and higher actual year-to-date earnings resulted in lower current year-to-date tax benefits as a percent of earnings when compared to the prior year. Additionally, the increase is attributable to projected future withholding taxes on unremitted foreign earnings and the release of uncertain tax positions that did not recur in the current fiscal year.

Segment Results

The following table presents sales by segment:

	Three Months Ended March 31,				Six Months Ended March 31,
	2024		2023		2024		2023
Net sales:
Aerospace	$497,512	59.6%	$437,017	60.8%	$958,268	59.1%	$832,702	62.3%
Industrial	337,831	40.4%	281,197	39.2%	663,805	40.9%	504,131	37.7%
Consolidated net sales	$835,343	100%	$718,214	100%	$1,622,073	100%	$1,336,833	100%

The following table presents earnings by segment and reconciles segment earnings to consolidated net earnings:

	Three Months Ended March 31,		Six Months Ended March 31,
	2024	2023	2024	2023
Aerospace	$98,451	$73,314	$177,453	$128,748
Industrial	65,244	37,571	132,125	48,973
Nonsegment expenses	(32,834)	(58,307)	(59,034)	(82,618)
Interest expense, net	(10,237)	(12,337)	(20,200)	(23,113)
Consolidated earnings before income taxes	120,624	40,241	230,344	71,990
Income tax expense	(23,068)	(4,730)	(42,744)	(6,873)
Consolidated net earnings	$97,556	$35,511	$187,600	$65,117

The following table presents segment earnings as a percent of segment net sales:

	Three Months Ended March 31,		Six Months Ended March 31,
	2024	2023	2024	2023
Aerospace	19.8%	16.8%	18.5%	15.5%
Industrial	19.3%	13.4%	19.9%	9.7%

Aerospace

Aerospace segment net sales increased by $60,495, or 13.8%, to $497,512 for the second quarter of fiscal year 2024, compared to $437,017 for the second quarter of fiscal year 2023. Aerospace segment net sales increased by $125,566, or 15.1%, to $958,268 for the first half of fiscal year 2024, compared to $832,702 for the first half of fiscal year 2023. The increase in Aerospace segment net sales in the second quarter and first half of fiscal year 2024 as compared to the same periods of the prior fiscal year is primarily attributable to increased aircraft utilization, as a result of continued growth in passenger traffic, and price realization.

Defense OEM sales increased in the second quarter and were approximately flat for the first half of fiscal year 2024 as compared to the same periods of the prior fiscal year, primarily driven by increased demand for ground vehicle components, partially offset by reduced demand for smart defense. Our defense aftermarket sales increased in the second quarter and first half of fiscal year 2024 compared to the same periods of the prior fiscal year, primarily driven by supply chain stabilization and increased output.

Aerospace segment earnings increased by $25,137, or 34.3%, to $98,451 for the second quarter of fiscal year 2024, compared to $73,314 for the second quarter of fiscal year 2023. Aerospace segment earnings increased by $48,705, or 37.8%, to $177,453 for the first half of fiscal year 2024, compared to $128,748 for the first half of fiscal year 2023.

The increase in Aerospace segment earnings was due to the following:

	Three-Month Period	Six-Month Period
Earnings for the period ended March 31, 2023	$73,314	$128,748
Sales volume and mix	17,159	31,289
Price, inflation, and productivity	16,775	28,846
Other, net	(8,797)	(11,430)
Earnings for the period ended March 31, 2024	$98,451	$177,453

Aerospace segment earnings as a percentage of segment net sales were 19.8% for the second quarter and 18.5% for the first half of fiscal year 2024, compared to 16.8% for the second quarter and 15.5% for the first half of fiscal year 2023.

Industrial

Industrial segment net sales increased by $56,634, or 20.1%, to $337,831 for the second quarter of fiscal year 2024, compared to $281,197 for the second quarter of fiscal year 2023. Industrial segment net sales increased by $159,674, or 31.7%, to $663,805 for the first half of fiscal year 2024, compared to $504,131 for the first half of fiscal year 2023. The increase in Industrial segment net sales in the second quarter and first half of fiscal year 2024 as compared to the same periods of the prior fiscal year was primarily attributable to growth in transportation, particularly in the on-highway natural gas truck business in China, as well as strong sales in power generation and price realization, partially offset by decreased oil and gas sales.

Future demand for on-highway natural gas trucks in China beyond the third quarter of fiscal year 2024 remains uncertain.

Industrial segment earnings increased by $27,673, or 73.7%, to $65,244 for the second quarter of fiscal year 2024, compared to $37,571 for the second quarter of fiscal year 2023. Segment earnings increased by $83,152, or 169.8%, to $132,125 for the first half of fiscal year 2024, compared to $48,973 for the first half of fiscal year 2023.

The increase in Industrial segment earnings was due to the following:

	Three-Month Period	Six-Month Period
Earnings for the period ended March 31, 2023	$37,571	$48,973
Sales volume and mix	11,629	55,374
Price, inflation, and productivity	24,609	38,527
Other, net	(8,565)	(10,749)
Earnings for the period ended March 31, 2024	$65,244	$132,125

Industrial segment earnings as a percentage of segment net sales were 19.3% for the second quarter and 19.9% for the first half of fiscal year 2024, compared to 13.4% for the second quarter and 9.7% for the first half of fiscal year 2023. Industrial earnings benefited significantly from increased demand for on-highway natural gas trucks in China as well as from operational improvements including increased output and other efficiency gains, and favorable product mix. Future demand for on-highway natural gas trucks in China beyond the third quarter of fiscal year 2024 remains uncertain.

Nonsegment

Nonsegment expenses decreased by $25,473 to $32,834 for the second quarter of fiscal year 2024, compared to $58,307 for the second quarter of fiscal year 2023. Nonsegment expenses decreased by $23,584 to $59,034 for the first half of fiscal year 2024 compared to $82,618 for the first half of fiscal year 2023.

The decrease in nonsegment expenses for the second quarter and first half of fiscal year 2024 as compared to the same periods of the prior year was primarily due to significant costs that occurred in the second quarter of fiscal year 2023 that did not reoccur in the second quarter or first half of fiscal year 2024.

The significant charges that impacted nonsegment expenses are as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2024	2023	2024	2023
Nonsegment expenses	$(32,834)	$(58,307)	$(59,034)	$(82,618)
Non-recurring gain related to a previous acquisition	—	—	(4,803)	—
Business development activities	1,664	—	5,902	—
Certain non-recurring separation costs	2,666	2,208	2,666	2,208
Specific charge for excess and obsolete inventory	—	11,995	—	11,995
Product rationalization	—	10,504	—	10,504
Restructuring charges	—	5,172	—	5,172
Non-recurring charge related to customer collections	—	4,997	—	4,997
Nonsegment expenses excluding one time significant charges	$(28,504)	$(23,431)	$(55,269)	$(47,742)

Excluding these charges, nonsegment expenses increased $5,073 in the second quarter of fiscal year 2024 as compared to the same period of the prior fiscal year. Excluding these charges, nonsegment expenses increased $7,527 in the first half of fiscal year 2024 as compared to the same period of the prior fiscal year. The remaining increase in nonsegment expenses for the second quarter and first half of fiscal year 2024 as compared to the same periods of the prior fiscal year is primarily due to increased annual variable incentive compensation costs.

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

At March 31, 2024, we had total outstanding debt of $791,038 consisting of various series of unsecured notes due between 2025 and 2033 and obligations under our finance leases.

At March 31, 2024, we had $141,300 outstanding on our revolving credit facility, all of which is classified as short-term borrowings based on our intent and ability to repay this amount in the next twelve months. Revolving credit facility and short-term borrowing activity during the six months ended March 31, 2024 were as follows:

Maximum daily balance during the period	$284,800
Average daily balance during the period	$185,846
Weighted average interest rate on average daily balance	6.45%

At March 31, 2024, we had additional borrowing availability of $850,764 under our revolving credit facility, net of outstanding letters of credit, and additional borrowing availability of $25,585 under various foreign credit facilities.

To our knowledge, we were in compliance with all our debt covenants as of March 31, 2024. See Note 15, Credit facilities, short-term borrowings and long-term debt in the Notes to the Consolidated Financial Statements included in Part II, Item 8 of our most recently filed Form 10-K, for more information about our covenants.

In addition to utilizing our cash resources to fund the working capital needs of our business, we evaluate additional strategic uses of our funds, including the repurchase of our common stock, payment of dividends, significant capital expenditures, strategic acquisitions, and other potential uses of cash.

From time to time, the Company enters into various factoring agreements with third-party financial institutions to sell certain of its receivables. Factoring activity resulted in an increase of approximately $1,917 in cash provided by operating activities during the six months ended March 31, 2024, compared to an increase in cash provided by operating activities of approximately $1,569 during the six months ended March 31, 2023.

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

Cash Flows

	Six Months Ended March 31,
	2024	2023
Net cash provided by operating activities	$144,118	$40,150
Net cash (used in) investing activities	(49,641)	(35,236)
Net cash provided by financing activities	80,588	24,337
Effect of exchange rate changes on cash and cash equivalents	4,420	(7,668)
Net change in cash and cash equivalents	179,485	21,583
Cash and cash equivalents at beginning of year	137,447	107,844
Cash and cash equivalents at end of period	$316,932	$129,427

Net cash flows provided by operating activities for the first half of fiscal year 2024 was $144,118, compared to $40,150 for the same period of fiscal year 2023. The increase in net cash provided by operating activities in the first half of fiscal year 2024 as compared to the first half of the prior fiscal year is primarily attributable to increased earnings.

Net cash flows used in investing activities for the first half of fiscal year 2024 was $49,641 compared to $35,236 for the same period of fiscal year 2023. The increase in cash flows used in investing activities in the first half of fiscal year 2024 as compared to the first half of the prior fiscal year is primarily due to increased payments for property, plant, and equipment.

Net cash flows provided by financing activities for the first half of fiscal year 2024 was $80,588, compared to $24,337 for the same period of fiscal year 2023. The increase in net cash flows provided by financing activities in the first half of fiscal year 2024 as compared to the first half of the prior fiscal year is primarily attributable to the decrease in repurchases of common stock and an increase in borrowings on revolving lines of credit, partially offset by an increase in payments on revolving lines of credit. During the first half of fiscal year 2024, we did not repurchase any common stock, compared to $26,369 of repurchases of common stock during the first half of fiscal year 2023. During the first half of fiscal year 2024, we had net debt borrowings in the amount of $65,828, compared to $63,412 in the first half of fiscal year 2023.

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

Earnings based non‐U.S. GAAP financial measures

Adjusted net earnings is defined by the Company as net earnings excluding, as applicable, (i) a non-recurring gain related to a previous acquisition, (ii) costs related to business development activities, (iii) certain non-restructuring separation costs, (iv) a specific charge for excess and obsolete inventory, (v) product rationalization, (vi) restructuring charges, and (vii) a non-recurring charge related to customer collections. The product rationalization adjustment pertains to a non-recurring write-off of inventory and assets related to the elimination of certain product lines. The specific charge for excess and obsolete inventory pertains to a non-recurring process change that resulted in the identification and write down of certain excess inventory unrelated to product rationalization. The non-recurring charge related to customer collections pertains to a discrete process issue that was identified and corrected. The Company believes that these excluded items are short‐term in nature, not directly related to the ongoing operations of the business, and therefore, the exclusion of them illustrates more clearly how the underlying business of Woodward is performing. Management uses adjusted net earnings to evaluate the Company’s performance excluding these infrequent or unusual period expenses that are not necessarily indicative of the Company’s operating performance for the period. Management defines adjusted earnings per share as adjusted net earnings, as defined above, divided by the weighted‐average number of diluted shares of common stock outstanding for the period. Management uses both adjusted net earnings and adjusted earnings per share when comparing operating performance to other periods which may not have similar, infrequent or unusual charges.

The reconciliation of net earnings and earnings per share to adjusted net earnings and adjusted earnings per share, respectively, is shown in the tables below:

	Three Months Ended March 31,
	2024		2023
	Net Earnings	Earnings Per Share	Net Earnings	Earnings Per Share
Net earnings (U.S. GAAP)	$97,556	$1.56	$35,511	$0.58
Non-U.S. GAAP adjustments, net of tax:
Business development activities	1,256	0.02	—	—
Certain non-restructuring separation costs	2,013	0.04	1,661	0.03
Specific charge for excess and obsolete inventory	—	—	9,016	0.15
Product rationalization	—	—	7,896	0.13
Restructuring charges	—	—	3,874	0.06
Non-recurring charge related to customer collections	—	—	3,761	0.06
Non-U.S. GAAP adjustments	3,269	0.06	26,208	0.43
Adjusted net earnings (Non-U.S. GAAP)	$100,825	$1.62	$61,719	$1.01

	Six Months Ended March 31,
	2024		2023
	Net Earnings	Earnings Per Share	Net Earnings	Earnings Per Share
Earnings per share (U.S. GAAP)	$187,600	$3.02	$65,117	$1.07
Non-U.S. GAAP adjustments, net of tax:
Non-recurring gain related to a previous acquisition	(3,433)	(0.06)	—	—
Business development activities	4,456	0.07	—	—
Certain non-restructuring separation costs	2,013	0.04	1,661	0.03
Specific charge for excess and obsolete inventory	—	—	9,016	0.15
Product rationalization	—	—	7,896	0.13
Restructuring charges	—	—	3,874	0.06
Non-recurring charge related to customer collections	—	—	3,761	0.06
Total non-U.S. GAAP adjustments	3,036	0.05	26,208	0.43
Adjusted earnings per share (Non-U.S. GAAP)	$190,636	$3.07	$91,325	$1.50

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

Adjusted EBIT and adjusted EBITDA represent further non-U.S. GAAP adjustments to EBIT and EBITDA, in each case adjusted to exclude, as applicable, (i) a non-recurring gain related to a previous acquisition, (ii) costs related to business development activities, (iii) certain non-restructuring separation costs, (iv) a specific charge for excess and obsolete inventory, (v) product rationalization, (vi) restructuring charges, and (vii) a non-recurring charge related to customer collections. The product rationalization adjustment pertains to a non-recurring write-off of inventory and assets related to the elimination of certain product lines. The specific charge for excess and obsolete inventory pertains to a non-recurring process change that resulted in the identification and write down of certain excess inventory unrelated to product rationalization. The non-recurring charge related to customer collections pertains to a discrete process issue that was identified and corrected. As these charges are infrequent or unusual items that can be variable from period to period and do not fluctuate with operating results, management believes removing these gains and charges from EBIT and EBITDA improves comparability of past, present, and future operating results and provides consistency when comparing EBIT and EBITDA between periods.

EBIT and adjusted EBIT reconciled to net earnings were as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2024	2023	2024	2023
Net earnings (U.S. GAAP)	$97,556	$35,511	$187,600	$65,117
Income tax expense	23,068	4,730	42,744	6,873
Interest expense	11,530	12,845	22,966	23,987
Interest income	(1,293)	(508)	(2,766)	(874)
EBIT (Non-U.S. GAAP)	130,861	52,578	250,544	95,103
Non-U.S. GAAP adjustments:
Non-recurring gain related to a previous acquisition	—	—	(4,803)	—
Business development activities	1,664	—	5,902	—
Certain non-recurring separation costs	2,666	2,208	2,666	2,208
Specific charge for excess and obsolete inventory	—	11,995	—	11,995
Product rationalization	—	10,504	—	10,504
Restructuring charges	—	5,172	—	5,172
Non-recurring charge related to customer collections	—	4,997	—	4,997
Total non-U.S. GAAP adjustments	4,330	34,876	3,765	34,876
Adjusted EBIT (Non-U.S. GAAP)	$135,191	$87,454	$254,309	$129,979

EBITDA and adjusted EBITDA reconciled to net earnings were as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2024	2023	2024	2023
Net earnings (U.S. GAAP)	$97,556	$35,511	$187,600	$65,117
Income tax expense	23,068	4,730	42,744	6,873
Interest expense	11,530	12,845	22,966	23,987
Interest income	(1,293)	(508)	(2,766)	(874)
Amortization of intangible assets	8,618	9,418	17,217	18,596
Depreciation expense	20,607	20,535	40,833	40,661
EBITDA (Non-U.S. GAAP)	160,086	82,531	308,594	154,360
Non-U.S. GAAP adjustments:
Non-recurring gain related to a previous acquisition	—	—	(4,803)	—
Business development activities	1,664	—	5,902	—
Certain non-recurring separation costs	2,666	2,208	2,666	2,208
Specific charge for excess and obsolete inventory	—	11,995	—	11,995
Product rationalization	—	10,504	—	10,504
Restructuring charges	—	5,172	—	5,172
Non-recurring charge related to customer collections	—	4,997	—	4,997
Total non-U.S. GAAP adjustments	4,330	34,876	3,765	34,876
Adjusted EBITDA (Non-U.S. GAAP)	$164,416	$117,407	$312,359	$189,236

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

Cash flow‐based non‐U.S. GAAP financial measures

Management uses free cash flow, which is defined by the Company as net cash flows provided by operating activities less payments for property, plant, and equipment, in reviewing the financial performance of and cash generation by Woodward’s various business groups and evaluating cash levels. We believe free cash flow is a useful measure for investors because it portrays our ability to grow organically and generate cash from our businesses for purposes such as paying interest on our indebtedness, repaying maturing debt, funding business acquisitions, purchasing our common stock, paying dividends, and investing in additional research and development. In addition, securities analysts, investors, and others frequently use free cash flow in their evaluation of companies. Adjusted free cash flow represents a further non-U.S. GAAP adjustment to free cash flow to exclude, as applicable, the effect of cash received for a non-recurring matter related to a previous acquisition, and cash payments for (i) business development activities, (ii) a non-recurring matter unrelated to the ongoing operations of the business, and (iii) restructuring charges. Management believes that excluding these infrequent or unusual items from free cash flow better portrays our ability to generate cash, as such items are not indicative of the Company’s operating performance for the period.

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

Free cash flow and adjusted free cash flow reconciled to net cash provided by operating activities were as follows:

	Six Months Ended March 31,
	2024	2023
Net cash provided by operating activities (U.S. GAAP)	$144,118	$40,150
Payments for property, plant and equipment	(56,301)	(44,046)
Free cash flow (Non-U.S. GAAP)	87,817	(3,896)
Cash received for a non-recurring matter related to a previous acquisition	(4,803)	—
Cash paid for business development activities	4,293	—
Cash paid for a non-recurring matter unrelated to the ongoing operations of the business	2,725	—
Cash paid for restructuring charges	—	2,836
Adjusted free cash flow (Non-U.S. GAAP)	$90,032	$(1,060)

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

Chip P. Blankenship, Jr. and William F. Lacey evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15 under the Securities Exchange Act of 1934, as amended, or the Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on their evaluations, they concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2024.

There have not been any changes in our internal controls over financial reporting during the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities (In thousands, except for shares and per share amounts)	Total Number of Shares Purchased	Weighted Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares that may yet be Purchased under the Plans or Programs at Period End (1)
January 1, 2024 through January 31, 2024 (2)	195	$141.46	—	$227,578
February 1, 2024 through February 29, 2024 (2)	115	141.52	—	227,578
March 1, 2024 through March 31, 2024 (2)	20	155.38	—	227,578

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
(2)
Under a trust established for the purposes of administering the Woodward Executive Benefit Plan, 195 shares of common stock were acquired in January 2024, 21 shares of common stock were acquired in February 2024, and 20 shares of common stock were acquired in March 2024 on the open market related to the deferral of compensation by certain eligible members of Woodward’s management who irrevocably elected to invest some or all of their deferred compensation in Woodward common stock. In addition, 94 shares of common stock were acquired in February 2024 on the open market related to the reinvestment of dividends for shares of treasury stock held for deferred compensation. Shares owned by the trust, which is a separate legal entity, are included in "Treasury stock held for deferred compensation" in the Condensed Consolidated Balance Sheets.

Item 5. Other Information

During the three months ended March 31, 2024, no directors or officers, as defined in Rule 16a-1(f), adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” each as defined in Regulation S-K Item 408.

Item 6. Exhibits

Exhibits filed as part of this Report are listed in the Exhibit Index.

WOODWARD, INC.

EXHIBIT INDEX

	Exhibit Number	Description
*	10.1	Separation Agreement dated March 14, 2024 by and between Woodward, Inc. and A. Christopher Fawzy
*	31.1	Rule 13a-14(a)/15d-14(a) certification of Charles P. Blankenship, Jr.
*	31.2	Rule 13a-14(a)/15d-14(a) certification of William F. Lacey
*	32.1	Section 1350 certifications
*	101

The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Earnings, (iii) Condensed Consolidated Statements of Comprehensive Earnings, (iv) Condensed Consolidated Statements of Cash Flows, (v) Condensed Consolidated Statements of Stockholders’ Equity, and (vi) Notes to Condensed Consolidated Financial Statements.

*	104	Cover page Interactive Data File (embedded within the Inline XBRL document and are contained in Exhibit 101)

* Filed as an exhibit to this Report

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WOODWARD, INC.
Date: May 3, 2024	/s/ Charles P. Blankenship, Jr.
Charles P. Blankenship, Jr.
Chairman of the Board, Chief Executive Officer, and President (on behalf of the registrant and as the registrant’s Principal Executive Officer)

Date: May 3, 2024	/s/ William F. Lacey
William F. Lacey
Chief Financial Officer (on behalf of the registrant and as the registrant’s Principal Financial and Accounting Officer)