Form 10-Q
period 2024-06-30
Woodward, Inc.
filed 2024-08-02
CIK 108312

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

or

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

Yes ☐ No ☒

As of August 1, 2024, 59,659,225 shares of the registrant’s common stock with a par value of $0.001455 per share were outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

WOODWARD, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Net sales	$847,688	$800,663	$2,469,761	$2,137,496
Costs and expenses:
Cost of goods sold	617,702	596,251	1,801,037	1,649,473
Selling, general and administrative expenses	73,812	64,983	229,770	203,748
Research and development costs	38,728	35,033	105,987	100,034
Restructuring charges	—	—	—	5,172
Interest expense	11,516	12,175	34,482	36,162
Interest income	(1,728)	(516)	(4,494)	(1,390)
Other (income) expense, net	(14,438)	(13,001)	(49,461)	(33,431)
Total costs and expenses	725,592	694,925	2,117,321	1,959,768
Earnings before income taxes	122,096	105,738	352,440	177,728
Income tax expense	20,021	21,139	62,765	28,012
Net earnings	$102,075	$84,599	$289,675	$149,716

Earnings per share:
Basic earnings per share	$1.69	$1.41	$4.80	$2.50
Diluted earnings per share	$1.63	$1.37	$4.65	$2.44

Weighted Average Common Shares Outstanding:
Basic	60,425	60,056	60,290	59,843
Diluted	62,522	61,591	62,295	61,250

See accompanying Notes to Condensed Consolidated Financial Statements

WOODWARD, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS

(In thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Net earnings	$102,075	$84,599	$289,675	$149,716

Other comprehensive earnings:
Foreign currency translation adjustments	(6,570)	(5,654)	5,512	33,068
Net gain (loss) on foreign currency transactions designated as hedges of net investments in foreign subsidiaries	329	139	(559)	(4,293)
Taxes on changes in foreign currency translation adjustments	18	(353)	(161)	1,919
Foreign currency translation and transactions adjustments, net of tax	(6,223)	(5,868)	4,792	30,694

Unrealized gain (loss) on fair value adjustment of derivative instruments	5,989	(9,389)	(5,172)	(44,073)
Reclassification of net realized (gain) loss on derivatives to earnings	(2,997)	(1,429)	6,027	44,377
Taxes on changes in derivative transactions	(62)	433	352	99
Derivative adjustments, net of tax	2,930	(10,385)	1,207	403

Amortization of pension and other postretirement plan:
Net prior service cost	180	179	540	539
Net gain	(250)	(212)	(754)	(615)
Foreign currency exchange rate changes on pension and other postretirement benefit plan liabilities	(127)	(116)	(48)	395
Taxes on changes in pension and other postretirement benefit plan liability adjustments, net of foreign currency exchange rate changes	63	92	106	219
Pension and other postretirement benefit plan adjustments, net of tax	(134)	(57)	(156)	538
Total comprehensive earnings	$98,648	$68,289	$295,518	$181,351

See accompanying Notes to Condensed Consolidated Financial Statements

WOODWARD, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

(Unaudited)

	June 30,	September 30,
	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$308,332	$137,447
Accounts receivable, less allowance for uncollectible amounts of $6,961 and $5,847, respectively	760,010	749,859
Inventories	614,981	517,843
Income taxes receivable	52,098	14,120
Other current assets	52,938	50,183
Total current assets	1,788,359	1,469,452
Property, plant and equipment, net	917,730	913,094
Goodwill	794,797	791,468
Intangible assets, net	432,352	452,363
Deferred income tax assets	55,761	58,550
Other assets	331,310	325,276
Total assets	$4,320,309	$4,010,203
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Short-term debt	$274,800	$—
Current portion of long-term debt	85,708	75,817
Accounts payable	255,391	234,328
Income taxes payable	48,753	44,435
Accrued liabilities	248,440	262,616
Total current liabilities	913,092	617,196
Long-term debt, less current portion	562,618	645,709
Deferred income tax liabilities	130,912	132,819
Other liabilities	554,476	543,490
Total liabilities	2,161,098	1,939,214
Commitments and contingencies (Note 21)
Stockholders' equity:
Preferred stock, par value $0.003 per share, 10,000 shares authorized, no shares issued	—	—
Common stock, par value $0.001455 per share, 150,000 shares authorized, 72,960 shares issued	106	106
Additional paid-in capital	394,224	327,941
Accumulated other comprehensive losses	(64,828)	(70,671)
Deferred compensation	3,029	2,776
Retained earnings	3,154,792	2,908,574
	3,487,323	3,168,726
Treasury stock at cost, 13,250 shares and 13,070 shares, respectively	(1,325,083)	(1,094,961)
Treasury stock held for deferred compensation, at cost, 52 shares and 55 shares, respectively	(3,029)	(2,776)
Total stockholders' equity	2,159,211	2,070,989
Total liabilities and stockholders' equity	$4,320,309	$4,010,203

See accompanying Notes to Condensed Consolidated Financial Statements

WOODWARD, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended June 30,
	2024	2023
Cash flows from operating activities:
Net earnings	$289,675	$149,716
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	86,842	89,301
Net (gain) loss on sales of assets and businesses	(565)	672
Stock-based compensation	27,926	19,369
Deferred income taxes	44	545
Changes in operating assets and liabilities:
Trade accounts receivable	45,454	(69,628)
Unbilled receivables (contract assets)	(54,274)	(49,890)
Costs to fulfill a contract	(898)	(9,279)
Inventories	(95,275)	(7,443)
Accounts payable and accrued liabilities	19,508	23,303
Contract liabilities	21,337	15,229
Income taxes	(38,520)	(29,635)
Retirement benefit obligations	(1,486)	(779)
Other	(2,439)	24,149
Net cash provided by operating activities	297,329	155,630

Cash flows from investing activities:
Payments for purchase of property, plant, and equipment	(72,193)	(57,142)
Proceeds from sale of assets	84	477
Proceeds from business divestiture	900	—
Business acquisition, net of cash acquired	—	878
Payments for short-term investments	(6,767)	(6,109)
Proceeds from sales of short-term investments	9,737	7,692
Net cash (used in) investing activities	(68,239)	(54,204)

Cash flows from financing activities:
Cash dividends paid	(43,457)	(37,762)
Proceeds from sales of treasury stock	90,142	26,888
Payments for repurchases of common stock	(304,811)	(26,369)
Borrowings on revolving lines of credit and short-term borrowings	2,258,600	1,538,900
Payments on revolving lines of credit and short-term borrowings	(1,983,800)	(1,582,200)
Payments of debt financing costs	—	(2,236)
Payments of long-term debt and finance lease obligations	(75,644)	(536)
Net cash (used in) financing activities	(58,970)	(83,315)
Effect of exchange rate changes on cash and cash equivalents	765	(11,848)
Net change in cash and cash equivalents	170,885	6,263
Cash and cash equivalents at beginning of year	137,447	107,844
Cash and cash equivalents at end of period	$308,332	$114,107

See accompanying Notes to Condensed Consolidated Financial Statements

WOODWARD, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

(Unaudited)

	Stockholders' equity
			Accumulated other comprehensive (loss) earnings
	Common stock	Additional paid-in capital	Foreign currency translation adjustments	Unrealized derivative gains (losses)	Minimum retirement benefit liability adjustments	Total accumulated other comprehensive (loss) earnings	Deferred compensation	Retained earnings	Treasury stock at cost	Treasury stock held for deferred compensation	Total stockholders' equity
Balances as of April 1, 2023	$106	$321,441	$(49,932)	$4,573	$741	$(44,618)	$3,319	$2,767,813	$(1,032,688)	$(3,319)	$2,012,054
Net earnings	—	—	—	—	—	—	—	84,599	—	—	84,599
Other comprehensive earnings (loss), net of tax	—	—	(5,868)	(10,385)	(57)	(16,310)	—	—	—	—	(16,310)
Cash dividends paid ($0.2200 per share)	—	—	—	—	—	—	—	(13,225)	—	—	(13,225)
Sales of treasury stock	—	1,440	—	—	—	—	—	—	13,401	—	14,841
Stock-based compensation	—	3,831	—	—	—	—	—	—	—	—	3,831
Purchases of stock by deferred compensation	—	—	—	—	—	—	34	—	—	(34)	—
Distribution of stock from deferred compensation	—	—	—	—	—	—	(536)	—	—	536	—
Balances as of June 30, 2023	$106	$326,712	$(55,800)	$(5,812)	$684	$(60,928)	$2,817	$2,839,187	$(1,019,287)	$(2,817)	$2,085,790

Balances as of April 1, 2024	$106	$374,278	$(56,378)	$(11,442)	$6,419	$(61,401)	$3,032	$3,067,847	$(1,051,417)	$(3,032)	$2,329,413
Net earnings	—	—	—	—	—	—	—	102,075	—	—	102,075
Other comprehensive earnings (loss), net of tax	—	—	(6,223)	2,930	(134)	(3,427)	—	—	—	—	(3,427)
Cash dividends paid ($0.2500 per share)	—	—	—	—	—	—	—	(15,130)	—	—	(15,130)
Sales of treasury stock	—	11,923	—	—	—	—	—	—	30,095	—	42,018
Common shares issued for benefit plans	—	—	—	—	—	—	—	—	1,050	—	1,050
Purchase of treasury stock	—	—	—	—	—	—	—	—	(304,811)	—	(304,811)
Stock-based compensation	—	8,023	—	—	—	—	—	—	—	—	8,023
Purchases of stock by deferred compensation	—	—	—	—	—	—	48	—	—	(48)	—
Distribution of stock from deferred compensation	—	—	—	—	—	—	(51)	—	—	51	—
Balances as of June 30, 2024	$106	$394,224	$(62,601)	$(8,512)	$6,285	$(64,828)	$3,029	$3,154,792	$(1,325,083)	$(3,029)	$2,159,211

See accompanying Notes to Condensed Consolidated Financial Statements

WOODWARD, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

(Unaudited)

	Stockholders' equity
			Accumulated other comprehensive (loss) earnings
	Common stock	Additional paid-in capital	Foreign currency translation adjustments	Unrealized derivative gains (losses)	Minimum retirement benefit liability adjustments	Total accumulated other comprehensive (loss) earnings	Deferred compensation	Retained earnings	Treasury stock at cost	Treasury stock held for deferred compensation	Total stockholders' equity
Balances as of September 30, 2022	$106	$293,540	$(86,494)	$(6,215)	$146	$(92,563)	$6,781	$2,727,233	$(1,027,194)	$(6,781)	$1,901,122
Net earnings	—	—	—	—	—	—	—	149,716	—	—	149,716
Other comprehensive earnings (loss), net of tax	—	—	30,694	403	538	31,635	—	—	—	—	31,635
Cash dividends paid ($0.6300 per share)	—	—	—	—	—	—	—	(37,762)	—	—	(37,762)
Sales of treasury stock	—	2,860	—	—	—	—	—	—	25,752	—	28,612
Common shares issued for benefit plans	—	10,943	—	—	—	—	—	—	8,524	—	19,467
Purchase of treasury stock	—	—	—	—	—	—	—	—	(26,369)	—	(26,369)
Stock-based compensation	—	19,369	—	—	—	—	—	—	—	—	19,369
Purchases of stock by deferred compensation	—	—	—	—	—	—	146	—	—	(146)	—
Distribution of stock from deferred compensation	—	—	—	—	—	—	(4,110)	—	—	4,110	—
Balances as of June 30, 2023	$106	$326,712	$(55,800)	$(5,812)	$684	$(60,928)	$2,817	$2,839,187	$(1,019,287)	$(2,817)	$2,085,790

Balances as of September 30, 2023	$106	$327,941	$(67,393)	$(9,719)	$6,441	$(70,671)	$2,776	$2,908,574	$(1,094,961)	$(2,776)	$2,070,989
Net earnings	—	—	—	—	—	—	—	289,675	—	—	289,675
Other comprehensive earnings (loss), net of tax	—	—	4,792	1,207	(156)	5,843	—	—	—	—	5,843
Cash dividends paid ($0.7200 per share)	—	—	—	—	—	—	—	(43,457)	—	—	(43,457)
Sales of treasury stock	—	24,391	—	—	—	—	—	—	65,718	—	90,109
Common shares issued for benefit plans	—	13,966	—	—	—	—	—	—	8,971	—	22,937
Purchase of treasury stock	—	—	—	—	—	—	—	—	(304,811)	—	(304,811)
Stock-based compensation	—	27,926	—	—	—	—	—	—	—	—	27,926
Purchases of stock by deferred compensation	—	—	—	—	—	—	127	—	—	(127)	—
Distribution of stock from deferred compensation	—	—	—	—	—	—	126	—	—	(126)	—
Balances as of June 30, 2024	$106	$394,224	$(62,601)	$(8,512)	$6,285	$(64,828)	$3,029	$3,154,792	$(1,325,083)	$(3,029)	$2,159,211

See accompanying Notes to Condensed Consolidated Financial Statements

WOODWARD, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

(Unaudited)

Note 1. Basis of presentation

The Condensed Consolidated Financial Statements of Woodward, Inc. (“Woodward” or the “Company”) as of June 30, 2024 and for the three and nine months ended June 30, 2024 and 2023, included herein, have not been audited by an independent registered public accounting firm. These unaudited Condensed Consolidated Financial Statements reflect all normal recurring adjustments that, in the opinion of management, are necessary to present fairly Woodward’s financial position as of June 30, 2024, and the statements of earnings, comprehensive earnings, cash flows, and changes in stockholders’ equity for the periods presented herein. The results of operations for the three and nine months ended June 30, 2024 and 2023 are not necessarily indicative of the operating results to be expected for other interim periods or for the full fiscal year. Dollar and share amounts contained in these unaudited Condensed Consolidated Financial Statements are in thousands, except per share amounts, unless otherwise noted.

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

Note 3. Revenue

The amount of revenue recognized as point in time or over time follows:

	Three Months Ended June 30, 2024			Three Months Ended June 30, 2023
	Aerospace	Industrial	Consolidated	Aerospace	Industrial	Consolidated
Point in time	$219,318	$206,746	$426,064	$194,807	$208,597	$403,404
Over time	298,242	123,382	421,624	285,724	111,535	397,259
Total net sales	$517,560	$330,128	$847,688	$480,531	$320,132	$800,663

	Nine Months Ended June 30, 2024			Nine Months Ended June 30, 2023
	Aerospace	Industrial	Consolidated	Aerospace	Industrial	Consolidated
Point in time	$636,992	$596,608	$1,233,600	$552,895	$526,096	$1,078,991
Over time	838,836	397,325	1,236,161	760,338	298,167	1,058,505
Total net sales	$1,475,828	$993,933	$2,469,761	$1,313,233	$824,263	$2,137,496

Accounts Receivable

Accounts receivable consisted of the following:

	June 30, 2024	September 30, 2023
Billed receivables
Trade accounts receivable	$441,007	$434,287
Other (Chinese financial institutions)	957	50,940
Total billed receivables	441,964	485,227
Current unbilled receivables (contract assets)	325,007	270,479
Total accounts receivable	766,971	755,706
Less: Allowance for uncollectible amounts	(6,961)	(5,847)
Total accounts receivable, net	$760,010	$749,859

As of June 30, 2024, “Other assets” on the Condensed Consolidated Balance Sheets includes $6,770 of unbilled receivables not expected to be invoiced and collected within a period of twelve months, compared to $7,332 as of September 30, 2023.

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

The allowance for uncollectible amounts and change in expected credit losses for trade accounts receivable and unbilled receivables (contract assets) consisted of the following:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2024	2023	2024	2023
Balance, beginning	$7,126	$9,949	$5,847	$3,922
Changes in estimates	835	77	2,531	6,463
Write-offs	(13)	(1,271)	(488)	(1,601)
Other[1]	(987)	(55)	(929)	(84)
Balance, ending	$6,961	$8,700	$6,961	$8,700
(1)
Includes effects of foreign exchange rate changes during the period.

Contract liabilities

Contract liabilities consisted of the following:

	June 30, 2024		September 30, 2023
	Current	Noncurrent	Current	Noncurrent
Deferred revenue from material rights from GE joint venture formation	$6,472	$234,159	$6,147	$233,997
Deferred revenue from advanced invoicing and/or prepayments from customers	18,454	3,258	6,868	2,196
Liability related to customer supplied inventory	19,198	—	14,543	—
Deferred revenue from material rights related to engineering and development funding	5,541	182,911	6,190	178,464
Net contract liabilities	$49,665	$420,328	$33,748	$414,657

Woodward recognized revenue of $16,396 in the three months and $37,661 in the nine months ended June 30, 2024 from contract liabilities balances recorded as of October 1, 2023, compared to $4,645 in the three months and $18,829 in the nine months ended June 30, 2023 from contract liabilities balances recorded as of October 1, 2022.

Remaining performance obligations

Remaining performance obligations related to the aggregate amount of the total contract transaction price of firm orders for which the performance obligation has not yet been recognized in revenue as of June 30, 2024 were $2,298,270, compared to $2,325,533 as of September 30, 2023, the majority of which relates to Woodward’s Aerospace segment in both periods. Woodward expects to recognize almost all these remaining performance obligations within two years after June 30, 2024.

Remaining performance obligations related to material rights that have not yet been recognized in revenue as of June 30, 2024 was $510,405 of which $2,850 is expected to be recognized in the remainder of fiscal year 2024, $14,919 is expected to be recognized in fiscal year 2025, and the remaining balance is expected to be recognized thereafter. Woodward expects to recognize revenue from performance obligations related to material rights over the life of the underlying programs, which may be as long as forty years.

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

Revenue by primary market for the Aerospace reportable segment was as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2024	2023	2024	2023
Commercial OEM	$189,697	$186,173	$544,568	$484,319
Commercial aftermarket	165,718	139,518	467,148	405,606
Defense OEM	96,557	101,008	280,999	278,577
Defense aftermarket	65,588	53,832	183,113	144,731
Total Aerospace segment net sales	$517,560	$480,531	$1,475,828	$1,313,233

Revenue by primary market for the Industrial reportable segment was as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2024	2023	2024	2023
Power generation	$109,583	$101,387	$314,500	$276,977
Transportation	163,310	158,039	511,565	365,731
Oil and gas	57,235	60,706	167,868	181,555
Total Industrial segment net sales	$330,128	$320,132	$993,933	$824,263

During fiscal year 2023, for purposes of how we assess performance, we determined that certain revenue was better aligned with our markets consisting of power generation, transportation, and oil and gas, rather than the reciprocating engines and industrial turbines, as previously reported. For comparability, we have reclassified revenue for the three months and nine months ended June 30, 2023 to conform to the new presentation. This reclassification of revenue had no impact on our consolidated financial results.

The customers who each account for approximately 10% or more of net sales of each of Woodward’s reportable segments are as follows:

	Three Months Ended June 30, 2024	Three Months Ended June 30, 2023
Aerospace	RTX Corporation, GE Aerospace, The Boeing Company	RTX Corporation, General Electric Company, The Boeing Company
Industrial	Weichai Westport, Rolls-Royce PLC, GE Vernova, Inc.	Weichai Westport, Rolls-Royce PLC, Caterpillar, Inc.

	Nine Months Ended June 30, 2024	Nine Months Ended June 30, 2023
Aerospace	RTX Corporation, The Boeing Company, General Electric Company	RTX Corporation, General Electric Company, The Boeing Company
Industrial	Weichai Westport, Rolls-Royce PLC	Rolls-Royce PLC, Caterpillar, Inc.

Note 4. Earnings per share

Basic earnings per share is computed by dividing net earnings available to common stockholders by the weighted-average number of shares of common stock outstanding for the period.

Diluted earnings per share reflects the weighted-average number of shares outstanding after consideration of the dilutive effect of stock options and restricted stock.

The following is a reconciliation of net earnings to basic earnings per share and diluted earnings per share:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2024	2023	2024	2023
Numerator:
Net earnings	$102,075	$84,599	$289,675	$149,716
Denominator:
Basic shares outstanding	60,425	60,056	60,290	59,843
Dilutive effect of stock options, restricted units, and performance units	2,097	1,535	2,005	1,407
Diluted shares outstanding	62,522	61,591	62,295	61,250
Income per common share:
Basic earnings per share	$1.69	$1.41	$4.80	$2.50
Diluted earnings per share	$1.63	$1.37	$4.65	$2.44

The following stock option grants were outstanding but were excluded from the computation of diluted earnings per share because their inclusion would have been anti-dilutive:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2024	2023	2024	2023
Options	80	564	53	1,554
Weighted-average option price	$137.76	$114.70	$134.79	$102.06

The weighted-average shares of common stock outstanding for basic and diluted earnings per share included the weighted-average treasury stock shares held for deferred compensation obligations of the following:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2024	2023	2024	2023
Weighted-average treasury stock shares held for deferred compensation obligations	53	62	54	96

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

Lease-related assets and liabilities were as follows:

	Classification on the Condensed Consolidated Balance Sheets	June 30, 2024	September 30, 2023
Assets:
Operating lease	Other assets	$26,742	$24,680
Finance lease	Property, plant, and equipment, net	2,688	3,337
Total lease assets		29,430	28,017

Current liabilities:
Operating lease	Accrued liabilities	4,864	4,594
Finance lease	Current portion of long-term debt	708	817
Noncurrent liabilities:
Operating lease	Other liabilities	22,415	20,685
Finance lease	Long-term debt, less current portion	2,199	2,733
Total lease liabilities		$30,186	$28,829

Lease-related expenses were as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2024	2023	2024	2023
Operating lease expense	$1,690	$1,563	$4,978	$4,636
Amortization of finance lease assets	174	251	644	663
Interest on finance lease liabilities	33	43	106	117
Variable lease expense	429	225	958	680
Short-term lease expense	42	44	125	152
Total lease expense	$2,368	$2,126	$6,811	$6,248

Lease-related supplemental cash flow information was as follows:

	Nine Months Ended June 30,
	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$3,963	$3,879
Operating cash flows for finance leases	106	117
Financing cash flows for finance leases	644	535
Right-of-use assets obtained in exchange for recorded lease obligations:
Operating leases	5,803	1,841
Finance leases	—	48

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

Although Woodward expects to allocate some portion of future net sales to these customers to embedded lessor arrangements, it cannot provide expected future undiscounted lease payments from property, plant, and equipment leased to customers as of June 30, 2024. If, in the future, customers reduce purchases of related products from Woodward, the Company believes it will derive additional value from the underlying equipment by repurposing its use to support other customer arrangements.

Revenue from contracts with customers that included embedded operating leases, which is included in “Net sales” in the Condensed Consolidated Statements of Earnings, was $1,370 for the three months and $4,099 for the nine months ended June 30, 2024, compared to $1,466 for the three months and $4,252 for the nine months ended June 30, 2023.

The carrying amount of property, plant, and equipment leased to others through embedded leasing arrangements, included in “Property, plant, and equipment, net” on the Condensed Consolidated Balance Sheets, follows:

	June 30, 2024	September 30, 2023
Property, plant, and equipment	$47,210	$45,766
Less accumulated depreciation	(31,081)	(28,128)
Property, plant, and equipment, net	$16,129	$17,638

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

Unamortized deferred revenue from material rights in connection with the JV formation included:

	June 30, 2024	September 30, 2023
Accrued liabilities	$6,472	$6,147
Other liabilities	234,159	233,997

Amortization of the deferred revenue (material right) recognized as an increase to sales was $1,570 for the three months and $4,407 for the nine months ended June 30, 2024, and $1,395 for the three months and $3,429 for the nine months ended June 30, 2023.

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

Other income related to Woodward’s equity interest in the earnings of the JV was as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2024	2023	2024	2023
Other income	$10,788	$8,836	$29,644	$21,877

Cash distributions to Woodward from the JV, recognized in “Other, net” in “Net cash provided by operating activities” on the Condensed Consolidated Statements of Cash Flows, were as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2024	2023	2024	2023
Cash distributions	$8,000	$9,000	$26,500	$19,000

Net sales to the JV were as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2024	2023	2024	2023
Net sales[1]	$19,465	$11,568	$61,817	$25,365
(1)
Net sales included a reduction of $14,606 for the three months and $44,137 for the nine months ended June 30, 2024 related to royalties owed to the JV by Woodward on sales by Woodward directly to third party aftermarket customers, compared to a reduction to sales of $14,396 for the three months and $34,854 for the nine months ended June 30, 2023.

The Condensed Consolidated Balance Sheets include “Accounts receivable” related to amounts the JV owed Woodward, “Accounts payable” related to amounts Woodward owed the JV, and “Other assets” related to Woodward’s net investment in the JV, as follows:

	June 30, 2024	September 30, 2023
Accounts receivable	$4,510	$3,666
Accounts payable	6,777	6,276
Other assets	19,172	16,028

In the quarter ended June 30, 2024, Woodward recognized a $9,680 reduction in the contract liabilities in “Other Liabilities” and a $9,680 reduction in costs to fulfill a contract in “Other Assets” related to the cancellation of a JV engineering and development project previously recognized as a material right. No reductions in costs to fulfill a contract or contract liabilities were recorded during the quarter ended June 30, 2023 as a result of the termination of joint venture engineering and development projects.

Note 7. Financial instruments and fair value measurements

The table below presents information about Woodward’s financial assets and liabilities that are measured at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques Woodward utilized to determine such fair value.

	At June 30, 2024				At September 30, 2023
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Financial assets:
Investments in banks and financial institutions	$63,166	$—	$—	$63,166	$28,560	$—	$—	$28,560
Equity securities	29,855	—	—	29,855	24,913	—	—	24,913
Cross-currency interest rate swaps	—	1,400	—	1,400	—	5,389	—	5,389
Total financial assets	$93,021	$1,400	$—	$94,421	$53,473	$5,389	$—	$58,862

Financial liabilities:
Cross-currency interest rate swaps	$—	$440	$—	$440	$—	$—	$—	$—
Total financial liabilities	$—	$440	$—	$440	$—	$—	$—	$—

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

The estimated fair values and carrying costs of other financial instruments that are not required to be remeasured at fair value in the Condensed Consolidated Balance Sheets were as follows:

		At June 30, 2024		At September 30, 2023
	Fair Value Hierarchy Level	Estimated Fair Value	Carrying Cost	Estimated Fair Value	Carrying Cost
Assets:
Notes receivable from municipalities	2	$7,913	$7,487	$7,794	$7,688
Investments in short-term time deposits	2	3,082	3,082	6,095	6,107
Liabilities:
Long-term debt	2	609,012	649,273	661,507	722,671

In connection with certain economic incentives related to Woodward’s development of a second campus in the greater-Rockford, Illinois area for its Aerospace segment and Woodward’s development of its corporate headquarters in Fort Collins, Colorado, Woodward received long-term notes from municipalities within the states of Illinois and Colorado. The fair value of the long-term notes was estimated based on a model that discounted future principal and interest payments received at an interest rate available to Woodward at the end of the period for similarly rated municipal notes of similar maturity, which is a level 2 input as defined by the U.S. GAAP fair value hierarchy. The interest rates used to estimate the fair value of the long-term notes were 2.9% at June 30, 2024 and 3.6% at September 30, 2023.

From time to time, certain of Woodward’s foreign subsidiaries will invest excess cash in short-term time deposits with a fixed maturity date of longer than three months but less than one year from the date of the deposit. Woodward believes that the investments are with creditworthy financial institutions. The fair value of the investments in short-term time deposits was estimated based on a model that discounted future principal and interest payments to be received at an interest rate available to the foreign subsidiary entering into the investment for similar short-term time deposits of similar maturity. This was determined to be a level 2 input as defined by the U.S. GAAP fair value hierarchy. The interest rates used to estimate the fair value of the short-term time deposits were 6.8% at June 30, 2024 and at September 30, 2023.

The fair value of long-term debt was estimated based on the prices of debt of comparable type and maturity available to Woodward at the end of the period, which is a level 2 input as defined by the U.S. GAAP fair value hierarchy. The weighted-average interest rates used to estimate the fair value of long-term debt were 5.3% at June 30, 2024 and 5.9% at September 30, 2023.

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

The net interest income of the cross-currency interest rate swaps is recorded as a reduction to “Interest expense” in Woodward’s Condensed Consolidated Statements of Earnings. The 2020 Floating-Rate Cross-Currency Swap expired on May 31, 2023 and, as such, is no longer recorded on the Condensed Consolidated Balance Sheets. As of June 30, 2024, the total notional value of the 2020 Fixed-Rate Cross-Currency Swaps was $400,000. See Note 7, Financial Instruments and fair value measurements for the related fair value of the derivative instruments as of June 30, 2024.

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

Derivatives instruments in net investment hedging relationships

On September 23, 2016, Woodward and Woodward International Holding B.V., a wholly owned subsidiary of Woodward organized under the laws of The Netherlands (the “BV Subsidiary”), each entered into a note purchase agreement (the “2016 Note Purchase Agreement”) relating to the sale by Woodward and the BV Subsidiary of an aggregate principal amount of €160,000 of senior unsecured notes in a series of private placement transactions. Woodward issued €40,000 aggregate principal amount of Woodward’s Series M Senior Notes due September 23, 2026 (the “Series M Notes”). Woodward designated the Series M Notes as a hedge of a foreign currency exposure of Woodward’s net investment in its Euro denominated functional currency subsidiaries. Related to the Series M Notes, included in foreign currency translation adjustments within total comprehensive (losses) earnings is a net foreign exchange gain of $329 for the three months and a foreign exchange loss of $559 for the nine months ended June 30, 2024, compared to a foreign exchange gain of $139 for the three months and a net foreign exchange loss of $4,293 for the nine months ended June 30, 2023.

Impact of derivative instruments designated as qualifying hedging instruments

The following table discloses the amount of (income) expense recognized in earnings on derivative instruments designated as qualifying hedging instruments:

		Three months ended June 30,		Nine months ended June 30,
Derivatives in:	Location	2024	2023	2024	2023
Cross-currency interest rate swap agreement designated as fair value hedges	Selling, general and administrative expenses	$—	$2	$—	$939
Cross-currency interest rate swap agreements designated as cash flow hedges	Selling, general and administrative expenses	(2,997)	(1,431)	6,027	43,438
		$(2,997)	$(1,429)	$6,027	$44,377

The following table discloses the amount of (gain) loss recognized in accumulated OCI on derivative instruments designated as qualifying hedging instruments:

		Three months ended June 30,		Nine months ended June 30,
Derivatives in:	Location	2024	2023	2024	2023
Cross-currency interest rate swap agreement designated as fair value hedges	Selling, general and administrative expenses	$—	$(42)	$—	$875
Cross-currency interest rate swap agreements designated as cash flow hedges	Selling, general and administrative expenses	(5,989)	9,431	5,172	43,198
		$(5,989)	$9,389	$5,172	$44,073

The following table discloses the amount of (gain) loss reclassified from accumulated OCI into earnings on derivative instruments designated as qualifying hedging instruments:

		Three months ended June 30,		Nine months ended June 30,
Derivatives in:	Location	2024	2023	2024	2023
Cross-currency interest rate swap agreement designated as fair value hedges	Selling, general and administrative expenses	$—	$2	$—	$939
Cross-currency interest rate swap agreements designated as cash flow hedges	Selling, general and administrative expenses	(2,997)	(1,431)	6,027	43,438
		$(2,997)	$(1,429)	$6,027	$44,377

The remaining unrecognized gains and losses in Woodward’s Condensed Consolidated Balance Sheets associated with derivative instruments that were previously entered into by Woodward, which are classified in accumulated OCI, were net losses of $8,847 as of June 30, 2024 and $9,701 as of September 30, 2023.

Note 9. Supplemental statement of cash flows information

	Nine Months Ended June 30,
	2024	2023
Interest paid, net of amounts capitalized	$30,021	$31,116
Income taxes paid	105,554	60,334
Income tax refunds received	6,171	1,459
Non-cash activities:
Purchases of property, plant and equipment on account	4,208	2,612
Common shares issued from treasury to settle benefit obligations	22,937	19,467

Note 10. Inventories

	June 30, 2024	September 30, 2023
Raw materials	$168,332	$133,699
Work in progress	150,256	127,438
Component parts(1)	371,247	327,522
Finished goods	93,793	74,594
Customer supplied inventory	19,198	14,543
On-hand inventory for which control has transferred to the customer	(187,845)	(159,953)
	$614,981	$517,843
(1)
Component parts include items that can be sold separately as finished goods or included in the manufacture of other products.

Note 11. Property, plant, and equipment

	June 30, 2024	September 30, 2023
Land and land improvements	$89,819	$89,352
Buildings and building improvements	591,415	589,735
Leasehold improvements	21,171	21,079
Machinery and production equipment	818,103	807,244
Computer equipment and software	119,684	120,290
Office furniture and equipment	40,940	41,943
Other	38,182	20,073
Construction in progress	67,595	55,487
	1,786,909	1,745,203
Less accumulated depreciation	(869,179)	(832,109)
Property, plant, and equipment, net	$917,730	$913,094

Woodward had depreciation expense as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2024	2023	2024	2023
Depreciation expense	$20,661	$20,551	$61,494	$61,212

Note 12. Goodwill

	September 30, 2023	Effects of Foreign Currency Translation	June 30, 2024
Aerospace	$455,423	$—	$455,423
Industrial	336,045	3,329	339,374
Consolidated	$791,468	$3,329	$794,797

Woodward tests goodwill for impairment during the fourth quarter of each fiscal year and at any time there is an indication that goodwill is more-likely-than-not impaired (commonly referred to as a triggering event). Woodward’s goodwill impairment test in the fourth quarter of fiscal year 2023 resulted in no impairment.

Note 13. Intangible assets, net

	June 30, 2024			September 30, 2023
	Gross Carrying Value	Accumulated Amortization	Net Carrying Amount	Gross Carrying Value	Accumulated Amortization	Net Carrying Amount
Intangible assets with finite lives:
Customer relationships and contracts:
Aerospace	$281,683	$(243,833)	$37,850	$281,683	$(236,143)	$45,540
Industrial	383,518	(105,532)	277,986	378,804	(90,084)	288,720
Total	$665,201	$(349,365)	$315,836	$660,487	$(326,227)	$334,260
Intellectual property:
Aerospace	$—	$—	$—	$—	$—	$—
Industrial	3,139	(3,139)	—	3,139	(3,139)	—
Total	$3,139	$(3,139)	$—	$3,139	$(3,139)	$—
Process technology:
Aerospace	$44,570	$(40,185)	$4,385	$44,570	$(39,551)	$5,019
Industrial	84,354	(34,343)	50,011	83,456	(31,709)	51,747
Total	$128,924	$(74,528)	$54,396	$128,026	$(71,260)	$56,766
Other intangibles:
Aerospace	$—	$—	$—	$—	$—	$—
Industrial	559	(559)	—	554	(524)	30
Total	$559	$(559)	$—	$554	$(524)	$30
Intangible asset with indefinite life:
Trade name:
Aerospace	$—	$—	$—	$—	$—	$—
Industrial	62,120	—	62,120	61,307	—	61,307
Total	$62,120	$—	$62,120	$61,307	$—	$61,307
Total intangibles:
Aerospace	$326,253	$(284,018)	$42,235	$326,253	$(275,694)	$50,559
Industrial	533,690	(143,573)	390,117	527,260	(125,456)	401,804
Consolidated Total	$859,943	$(427,591)	$432,352	$853,513	$(401,150)	$452,363

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

Woodward recorded amortization expense associated with intangibles of the following:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2024	2023	2024	2023
Amortization expense	$8,131	$9,493	$25,348	$28,089

Future amortization expense associated with intangibles is expected to be:

Year Ending September 30:
2024 (remaining)	$8,505
2025	28,264
2026	28,254
2027	28,205
2028	27,607
Thereafter	249,397
$370,232

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

Under the Second Amended and Restated Revolving Credit Agreement, there were $274,800 in principal amount of borrowings outstanding as of June 30, 2024 at an effective interest rate of 6.4% as compared to no borrowings outstanding as of September 30, 2023. As of June 30, 2024, all of the borrowings outstanding were classified as short-term borrowings based on Woodward's intent and ability to pay this amount in the next twelve months.

Short-term borrowings

Woodward has other foreign lines of credit and foreign overdraft facilities at various financial institutions, which are generally reviewed annually for renewal and are subject to the usual terms and conditions applied by the financial institutions. Pursuant to the terms of the related facility agreements, Woodward’s foreign performance guarantee facilities are limited in use to providing performance guarantees to third parties. There were no borrowings outstanding on Woodward’s foreign lines of credit and foreign overdraft facilities as of June 30, 2024 and September 30, 2023.

The notes

On November 15, 2023, Woodward paid the entire principal balance of $75,000 on the Series H and K Notes using proceeds from borrowings under its Second Amended and Restated Revolving Credit Agreement.

Note 15. Accrued liabilities

	June 30, 2024	September 30, 2023
Salaries and other member benefits	$115,758	$146,713
Product warranties and related liabilities	21,221	18,162
Interest payable	4,155	13,611
Accrued retirement benefits	2,836	2,822
Net current contract liabilities	49,665	33,748
Taxes, other than income	19,511	13,436
Other	35,294	34,124
	$248,440	$262,616

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

Changes in accrued product warranties and related liabilities were as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2024	2023	2024	2023
Beginning of period	$19,800	$46,492	$18,162	$40,042
Additions, net of recoveries	3,808	2,424	13,767	22,847
Reductions for settlement	(2,333)	(9,433)	(10,739)	(23,636)
Foreign currency exchange rate changes	(54)	(59)	31	171
End of period	$21,221	$39,424	$21,221	$39,424

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

During the second quarter of fiscal year 2023, the Company committed to a cost reduction plan ("Cost Reduction Plan") to better align the cost structure and recorded $5,172 of restructuring charges. The charges recognized under the Cost Reduction Plan consisted of workforce management costs primarily related to aligning the cost structure of the Company's

Industrial segment with the then current market conditions. All of the restructuring charges were recorded as nonsegment expenses and as of June 30, 2023, $3,594 was paid and the remaining restructuring charges were paid within the subsequent twelve months.

Note 16. Other liabilities

	June 30, 2024	September 30, 2023
Net accrued retirement benefits, less amounts recognized within accrued liabilities	$78,450	$72,570
Total unrecognized tax benefits	10,231	8,020
Noncurrent income taxes payable	5,894	10,714
Deferred economic incentives (1)	5,125	5,797
Noncurrent operating lease liabilities	22,415	20,685
Net noncurrent contract liabilities	420,328	414,657
Cross-currency swap derivative liability	440	—
Other	11,593	11,047
	$554,476	$543,490
(1)
Woodward receives certain economic incentives from various state and local authorities related to capital expansion projects. Such amounts are initially recorded as deferred credits and are being recognized as a reduction to pre-tax expense over the economic lives of the related capital expansion projects.

Note 17. Other (income) expense, net

	Three Months Ended June 30,		Nine Months Ended June 30,
	2024	2023	2024	2023
Equity interest in the earnings of the JV	$(10,788)	$(8,836)	$(29,644)	$(21,877)
Net loss (gain) on sales of assets and businesses	307	(218)	(565)	672
Gain on non-recurring matter related to a previous acquisition	—	—	(4,803)	—
Rent income	(88)	(92)	(258)	(273)
Net gain on investments in deferred compensation program	(511)	(1,257)	(4,905)	(4,127)
Other components of net periodic pension and other postretirement benefit, excluding service cost and interest expense	(2,939)	(2,521)	(8,805)	(7,681)
Other	(419)	(77)	(481)	(145)
	$(14,438)	$(13,001)	$(49,461)	$(33,431)

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

The following table sets forth the tax expense and the effective tax rate for Woodward’s earnings before income taxes:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2024	2023	2024	2023
Earnings before income taxes	$122,096	$105,738	$352,440	$177,728
Income tax expense	20,021	21,139	62,765	28,012
Effective tax rate	16.4%	20.0%	17.8%	15.8%

The decrease in the effective tax rate for the three months ended June 30, 2024 compared to the three months ended June 30, 2023 is primarily attributable to a larger stock-based compensation tax benefit in the current quarter. This decrease was partially offset by higher accrued future withholding taxes on unremitted foreign earnings in the current quarter.

The increase in the effective tax rate for the nine months ended June 30, 2024 compared to the nine months ended June 30, 2023 is primarily attributable to higher accrued future withholding taxes on unremitted foreign earnings in the current fiscal year. Additionally, the increase is attributable to a release of uncertain tax positions that did not recur in the current fiscal year. These increases were partially offset by a larger stock-based compensation tax benefit in the current fiscal year.

Gross unrecognized tax benefits were $13,723 as of June 30, 2024, and $11,112 as of September 30, 2023. At June 30, 2024, the amount of the liability for unrecognized tax benefits that, if recognized, would impact Woodward’s effective tax rate was $8,718. Woodward believes it is reasonably possible that the liability for unrecognized tax benefits will decrease by as much as $2,178 in the next twelve months due to the completion of review by tax authorities, lapses of statutes, and the settlement of tax positions. Woodward’s tax expense includes accruals for potential interest and penalties related to unrecognized tax benefits and all other interest and penalties related to tax payments.

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

Woodward's U.S. employees receive an annual contribution of Woodward stock, equal to 5% of their eligible prior year wages, in their personal Woodward Retirement Savings Plan accounts. Woodward fulfilled its annual Woodward stock contribution obligation using shares held in treasury stock by issuing a total of 180 shares of common stock for a value of $22,937 in the nine months ended June 30, 2024, compared to a total of 189 shares of common stock for a value of $19,467 in the nine months ended June 30, 2023.

The amount of expense associated with all defined contribution plans was as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2024	2023	2024	2023
Company costs	$14,020	$11,602	$38,097	$33,542

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

The components of the net periodic retirement pension costs recognized are as follows:

	Three Months Ended June 30,
	United States		Other Countries		Total
	2024	2023	2024	2023	2024	2023
Service cost	$193	$223	$307	$344	$500	$567
Interest cost	1,899	1,824	799	805	2,698	2,629
Expected return on plan assets	(2,271)	(2,074)	(596)	(586)	(2,867)	(2,660)
Amortization of:
Net actuarial loss (gain)	57	73	(168)	(161)	(111)	(88)
Prior service cost	174	174	6	5	180	179
Net periodic retirement pension cost	$52	$220	$348	$407	$400	$627
Contributions paid	$—	$—	$315	$470	$315	$470

	Nine Months Ended June 30,
	United States		Other Countries		Total
	2024	2023	2024	2023	2024	2023
Service cost	$581	$670	$928	$996	$1,509	$1,666
Interest cost	5,698	5,473	2,395	2,333	8,093	7,806
Expected return on plan assets	(6,813)	(6,223)	(1,790)	(1,710)	(8,603)	(7,933)
Amortization of:
Net actuarial loss (gain)	170	219	(507)	(462)	(337)	(243)
Prior service cost	523	523	17	16	540	539
Net periodic retirement pension cost	$159	$662	$1,043	$1,173	$1,202	$1,835
Contributions paid	$—	$—	$1,654	$1,763	$1,654	$1,763

The components of net periodic retirement pension costs other than the service cost and interest cost components are included in the line item “Other (income) expense, net”, and the interest component is included in the line item “Interest expense” in the Condensed Consolidated Statements of Earnings.

The components of the net periodic other postretirement benefit costs recognized are as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2024	2023	2024	2023
Service cost	$—	$1	$—	$1
Interest cost	226	226	677	678
Amortization of:
Net actuarial gain	(139)	(124)	(417)	(372)
Net periodic other postretirement cost	$87	$103	$260	$307
Contributions paid	$409	$415	$1,234	$1,300

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

Retirement pension benefits:
United States	$—
United Kingdom	414
Japan	—
Germany	320
Other postretirement benefits	1,442

Note 20. Stockholders’ equity

Common stock and treasury stock

Activity in common stock and treasury stock share is as follows:

	Common Stock	Treasury Stock	Treasury stock held for deferred compensation
Balances as of April 1, 2023	72,960	(13,022)	(67)
Purchase of treasury stock	—	—	—
Sales of treasury stock	—	268	—
Common shares issued for benefit plans	—	—	—
Purchases of stock by deferred compensation	—	—	—
Distribution of stock from deferred compensation	—	—	11
Balances as of June 30, 2023	72,960	(12,754)	(56)

Balances as of April 1, 2024	72,960	(12,185)	(53)
Purchase of treasury stock	—	(1,692)	—
Sales of treasury stock	—	606	—
Common shares issued for benefit plans	—	21	—
Purchases of stock by deferred compensation	—	—	—
Distribution of stock from deferred compensation	—	—	1
Balances as of June 30, 2024	72,960	(13,250)	(52)

	Common Stock	Treasury Stock	Treasury stock held for deferred compensation
Balances as of September 30, 2022	72,960	(13,207)	(139)
Purchase of treasury stock	—	(274)	—
Sales of treasury stock	—	538	—
Common shares issued for benefit plans	—	189	—
Purchases of stock by deferred compensation	—	—	(1)
Distribution of stock from deferred compensation	—	—	84
Balances as of June 30, 2023	72,960	(12,754)	(56)

Balances as of September 30, 2023	72,960	(13,070)	(55)
Purchase of treasury stock	—	(1,692)	—
Sales of treasury stock	—	1,332	—
Common shares issued for benefit plans	—	180	—
Purchases of stock by deferred compensation	—	—	(1)
Distribution of stock from deferred compensation	—	—	4
Balances as of June 30, 2024	72,960	(13,250)	(52)

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

In January 2024, the Board terminated the 2022 Authorization, which was nearing expiration, and concurrently authorized a new program for the repurchase of up to $600,000 of Woodward’s outstanding shares of common stock on the open market or in privately negotiated transactions over a three-year period ending in January 2027 (the “2024 Authorization”). During the first nine months of fiscal year 2024, Woodward repurchased 1,692 shares of its common stock for $304,811, with all such repurchases made under the 2024 Authorization.

Stock-based compensation

Provisions governing outstanding stock option awards, restricted stock units ("RSUs"), and performance restricted stock units ("PSUs") are included in the 2017 Omnibus Incentive Plan, as amended from time to time (the “2017 Plan”) and, with respect to outstanding stock options awarded in or prior to 2016, the 2006 Omnibus Incentive Plan (the “2006 Plan”).

The 2017 Plan was first approved by Woodward’s stockholders in January 2017 and is the successor plan to the 2006 Plan. The Board has delegated authority to administer the 2017 Plan to the Compensation Committee of the Board, including, but not limited to, the power to determine the recipients of awards and the terms of those awards. On January 25, 2023, Woodward’s stockholders approved an additional 500 shares of Woodward’s common stock to be made available for future grants. Under the 2017 Plan, there were approximately 2,158 shares of Woodward’s common stock available for future grants as of June 30, 2024 and 2,689 shares as of September 30, 2023.

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

The following is a summary of the activity for stock option awards:

	Three Months Ended June 30, 2024		Nine Months Ended June 30, 2024
	Number of options	Weighted-Average Exercise Price per Share	Number of options	Weighted-Average Exercise Price per Share
Beginning balance	4,213	$83.54	4,842	$80.48
Granted	—	—	87	137.36
Exercised	(603)	70.05	(1,313)	69.58
Forfeited	(6)	101.40	(12)	96.82
Ending balance	3,604	$85.77	3,604	$85.77

Changes in non-vested stock options were as follows:

	Three Months Ended June 30, 2024		Nine Months Ended June 30, 2024
	Number of options	Weighted-Average Grant Date Fair Value per Share	Number of options	Weighted-Average Grant Date Fair Value Per Share
Beginning balance	926	$37.40	1,393	$33.96
Granted	—	—	87	58.34
Vested	(20)	38.87	(569)	32.25
Forfeited	(5)	40.25	(10)	37.76
Ending balance	901	$37.35	901	$37.35

Information about stock options that have vested, or are expected to vest, and are exercisable at June 30, 2024 was as follows:

	Number of options	Weighted-Average Exercise Price	Weighted-Average Remaining Life in Years	Aggregate Intrinsic Value
Options outstanding	3,604	$85.77	5.5	$319,417
Options vested and exercisable	2,703	81.80	4.7	250,231
Options vested and expected to vest	3,575	85.61	5.5	317,387

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

A summary of the activity for RSUs:

	Three Months Ended June 30, 2024		Nine Months Ended June 30, 2024
	Number of units	Weighted-Average Grant Date Fair Value	Number of units	Weighted-Average Grant Date Fair Value
Beginning balance	319	$116.90	177	$93.46
Granted	5	177.26	172	138.53
Released	(4)	99.36	(28)	88.63
Forfeited	(6)	115.26	(7)	114.19
Ending balance	314	$118.17	314	$118.17

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

The fair value of the PSUs for the November 2023 grant was determined based upon a Monte Carlo valuation method. The assumptions used in the Monte Carlo method to value the PSUs granted, which includes the grant date fair value outcome from the Monte Carlo method, were as follows:

June 30, 2024
Expected volatility	30.2%
Risk free interest rate	4.5%
Expected life	3 years
Grant date fair value	$146.47

The PSUs granted receive dividend equivalent units; therefore, no discount was applied for Woodward’s dividends.

A summary of the activity for PSUs:

	Three Months Ended June 30, 2024		Nine Months Ended June 30, 2024
	Number of units	Weighted-Average Grant Date Fair Value	Number of units	Weighted-Average Grant Date Fair Value
Beginning balance	66	$146.47	—	$—
Granted	—	—	66	146.47
Forfeited	(4)	146.47	(4)	146.47
Ending balance	62	$146.47	62	$146.47

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

At June 30, 2024, there was approximately $31,716 of total unrecognized compensation expense related to non-vested stock-based compensation arrangements, including stock options, RSUs, and PSUs. The pre-vesting forfeiture rates for purposes of determining stock-based compensation expense recognized were estimated to be 0.0% for members of the Board and 7.3% for all others. The remaining unrecognized compensation cost is expected to be recognized over a weighted-average period of approximately 1.9 years.

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

A summary of consolidated net sales and earnings by segment follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2024	2023	2024	2023
Segment external net sales:
Aerospace	$517,560	$480,531	$1,475,828	$1,313,233
Industrial	330,128	320,132	993,933	824,263
Total consolidated net sales	$847,688	$800,663	$2,469,761	$2,137,496
Segment earnings:
Aerospace	$101,842	$83,075	$279,295	$211,823
Industrial	59,717	58,197	191,842	107,170
Nonsegment expenses	(29,675)	(23,875)	(88,709)	(106,493)
Interest expense, net	(9,788)	(11,659)	(29,988)	(34,772)
Consolidated earnings before income taxes	$122,096	$105,738	$352,440	$177,728

Segment assets consist of accounts receivable, inventories, property, plant, and equipment, net, goodwill, and other intangibles, net. A summary of consolidated total assets by segment follows:

	June 30, 2024	September 30, 2023
Segment assets:
Aerospace	$1,913,483	$1,829,410
Industrial	1,487,143	1,490,341
Unallocated corporate property, plant, and equipment, net	119,330	104,962
Other unallocated assets	800,353	585,490
Consolidated total assets	$4,320,309	$4,010,203

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

OVERVIEW

Global Business Conditions

During the first nine months of fiscal year 2024, we achieved significant sales growth and margin expansion as compared to the same period of the prior year. The compounding impacts of our focused efforts on operational excellence enabled us to increase output and capitalize on continued strong end market demand for our products and services across the aerospace and industrial markets. We continue to better align price to the value of our products which helps to mitigate the ongoing impacts of inflation. We expect declines in demand in our on-highway natural gas trucks business in China for the remainder of the fiscal year, and future demand beyond the fiscal year remains uncertain. Additionally, ongoing supply chain challenges in the broader aerospace industry may impact the timing of certain shipments in our Aerospace segment. We continue to monitor the macroeconomic environment as inflation and economic uncertainty continue to impact certain aspects of our business. We remain committed to growth, operational excellence, and innovation to deliver long-term success and enhanced shareholder value.

Operational Highlights

Quarter and Year to Date Highlights

	Three Months Ended June 30,		Nine Months Ended June 30,
	2024	2023	2024	2023
Net sales:
Aerospace segment	$517,560	$480,531	$1,475,828	$1,313,233
Industrial segment	330,128	320,132	993,933	824,263
Consolidated net sales	$847,688	$800,663	$2,469,761	$2,137,496

Earnings:
Aerospace segment	$101,842	$83,075	$279,295	$211,823
Segment earnings as a percent of segment net sales	19.7%	17.3%	18.9%	16.1%
Industrial segment	$59,717	$58,197	$191,842	$107,170
Segment earnings as a percent of segment net sales	18.1%	18.2%	19.3%	13.0%
Consolidated net earnings	$102,075	$84,599	$289,675	$149,716
Adjusted net earnings	$102,075	$84,599	$292,711	$175,924

Effective tax rate	16.4%	20.0%	17.8%	15.8%
Adjusted effective tax rate	16.4%	20.0%	17.8%	17.3%
Consolidated diluted earnings per share	$1.63	$1.37	$4.65	$2.44
Consolidated adjusted diluted earnings per share	$1.63	$1.37	$4.70	$2.87

Earnings before interest and taxes ("EBIT")	$131,884	$117,397	$382,428	$212,500
Adjusted EBIT	$131,884	$117,397	$386,193	$247,376
Earnings before interest, taxes, depreciation, and amortization ("EBITDA")	$160,676	$147,441	$469,270	$301,801
Adjusted EBITDA	$160,676	$147,441	$473,035	$336,677

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

Liquidity Highlights

Net cash provided by operating activities for the first nine months of fiscal year 2024 was $297,329, compared to $155,630 for the first nine months of fiscal year 2023. The increase in net cash provided by operating activities in the first nine months of fiscal year 2024 compared to the first nine months of the prior fiscal year is primarily attributable to increased earnings.

For the first nine months of fiscal year 2024, free cash flow was $225,136, compared to $98,488 for the first nine months of fiscal year 2023. We define free cash flow as net cash flow from operating activities less payments for property, plant, and equipment. The increase in free cash flow for the first nine months of fiscal year 2024 as compared to the same period of the prior fiscal year was primarily due to increased earnings and improved working capital, partially offset by higher capital expenditures. Free cash flow is a non-U.S. GAAP financial measure. A description of this measure as well as a reconciliation of this non-U.S. GAAP financial measure to the most directly comparable U.S. GAAP financial measure can be found under the caption “Non-U.S. GAAP Financial Measures” in this Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations.

At June 30, 2024, we held $308,332 in cash and cash equivalents and had total outstanding debt of $923,126. We have additional borrowing availability of $717,338, net of outstanding letters of credit, under our revolving credit agreement. At June 30, 2024, we also had additional borrowing capacity of $25,176 under various foreign lines of credit and foreign overdraft facilities.

RESULTS OF OPERATIONS

The following table sets forth condensed consolidated statements of earnings data as a percentage of net sales for each period indicated:

	Three Months Ended				Nine Months Ended
	June 30, 2024	% of Net Sales	June 30, 2023	% of Net Sales	June 30, 2024	% of Net Sales	June 30, 2023	% of Net Sales
Net sales	$847,688	100%	$800,663	100%	$2,469,761	100%	$2,137,496	100%
Costs and expenses:
Cost of goods sold	617,702	72.9%	596,251	74.5%	1,801,037	72.9%	1,649,473	77.2%
Selling, general, and administrative expenses	73,812	8.7%	64,983	8.1%	229,770	9.3%	203,748	9.5%
Research and development costs	38,728	4.6%	35,033	4.4%	105,987	4.3%	100,034	4.7%
Restructuring charges	—	0.0%	—	0.0%	—	0.0%	5,172	0.2%
Interest expense	11,516	1.4%	12,175	1.5%	34,482	1.4%	36,162	1.7%
Interest income	(1,728)	(0.2)%	(516)	(0.1)%	(4,494)	(0.2)%	(1,390)	(0.1)%
Other (income) expense, net	(14,438)	(1.7)%	(13,001)	(1.6)%	(49,461)	(2.0)%	(33,431)	(1.6)%
Total costs and expenses	725,592	85.6%	694,925	86.8%	2,117,321	85.7%	1,959,768	91.7%
Earnings before income taxes	122,096	14.4%	105,738	13.2%	352,440	14.3%	177,728	8.3%
Income tax expense	20,021	2.4%	21,139	2.6%	62,765	2.5%	28,012	1.3%
Net earnings	$102,075	12.0%	$84,599	10.6%	$289,675	11.7%	$149,716	7.0%

Other select financial data:

	June 30, 2024	September 30, 2023
Working capital	$875,267	$852,256
Total debt	923,126	721,526
Total stockholders' equity	2,159,211	2,070,989

Net Sales

Consolidated net sales for the third quarter of fiscal year 2024 increased by $47,025, or 5.9%, compared to the same period of fiscal year 2023. Consolidated net sales for the first nine months of fiscal year 2024 increased by $332,265, or 15.5%, compared to the same period of fiscal year 2023.

Details of the changes in consolidated net sales are as follows:

	Three-Month Period	Nine-Month Period
Consolidated net sales for the period ended June 30, 2023	$800,663	$2,137,496
Aerospace volume	2,745	66,383
Industrial volume	(4,748)	108,741
Effects of changes in price	54,569	161,332
Effects of changes in foreign currency rates	(5,541)	(4,191)
Consolidated net sales for the period ended June 30, 2024	$847,688	$2,469,761

In the Aerospace segment, the increase in net sales for the third quarter of fiscal year 2024 as compared to the same period of the prior fiscal year is attributable to price realization as well as increases in aftermarket sales, both commercial and defense, due to higher aircraft utilization.

The increase in net sales for the first nine months of fiscal year 2024 as compared to the same period of the prior fiscal year is primarily attributable to price realization as well as increases in aftermarket sales, both commercial and defense, due to higher aircraft utilization, and increases in commercial OEM due to higher production rates.

In the Industrial segment, the increase in net sales for the third quarter of fiscal year 2024 as compared to the same period of the prior fiscal year is primarily attributable to price realization as well as growth in power generation, partially offset by decreased oil and gas sales.

The increase in net sales for the first nine months of fiscal year 2024 as compared to the same period of the prior fiscal year is primarily attributable to growth in transportation, particularly in the on-highway natural gas truck business in China, strong sales in power generation, and price realization, partially offset by a decrease in oil and gas sales.

Costs and Expenses

Cost of goods sold increased by $21,451 to $617,702 for the third quarter of fiscal year 2024, compared to $596,251, for the third quarter of fiscal year 2023. Cost of goods sold decreased to 72.9% of net sales for the third quarter of fiscal year 2024, compared to 74.5% of net sales for the third quarter of fiscal year 2023. The increase in cost of goods sold on an absolute basis in the third quarter of fiscal year 2024 compared to the same period of the prior fiscal year is primarily net inflationary impacts on material and labor costs.

Cost of goods sold increased by $151,564 to $1,801,037 for the first nine months of fiscal year 2024, compared to $1,649,473, for the first nine months of fiscal year 2023. Cost of goods sold decreased to 72.9% of net sales for the first nine months of fiscal year 2024, compared to 77.2% of net sales for the first nine months of fiscal year 2023. The increase in cost of goods sold on an absolute basis in the first nine months of fiscal year 2024 compared to the same period of the prior fiscal year is primarily due to higher sales volume and net inflationary impacts on material and labor costs.

The decrease in cost of goods sold as a percent of net sales in the third quarter and first nine months of fiscal year 2024 compared to the same periods of the prior fiscal year is primarily due to price realization.

Gross margin (as measured by net sales less cost of goods sold, divided by net sales) was 27.1% for the third quarter and first nine months of fiscal year 2024, compared to 25.5% for the third quarter of fiscal year 2023 and 22.8% for the first nine months of fiscal year 2023. The increase in gross margin for the third quarter and first nine months of fiscal year 2024 as compared to the same periods of the prior fiscal year is primarily attributable to higher sales volume and price realization, partially offset by net inflationary impacts on material and labor costs.

Selling, general, and administrative expenses increased by $8,829, or 13.6%, to $73,812 for the third quarter of fiscal year 2024, compared to $64,983 for the third quarter of fiscal year 2023. Selling, general, and administrative expenses as a percentage of net sales increased to 8.7% for the third quarter of fiscal year 2024, compared to 8.1% for the third quarter of fiscal year 2023. The increase in selling, general, and administrative expenses on an absolute basis for the third quarter of fiscal year 2024 compared to the same period of the prior fiscal year is primarily due to increased headcount and increased annual variable incentive compensation costs.

Selling, general, and administrative expenses increased by $26,022, or 12.8%, to $229,770 for the first nine months of fiscal year 2024, compared to $203,748 for the first nine months of fiscal year 2023. Selling, general, and administrative expenses as a percentage of net sales decreased to 9.3% for the first nine months of fiscal year 2024, compared to 9.5% for the first nine months of fiscal year 2023. The increase in selling, general, and administrative expenses on an absolute basis for the first nine months of fiscal year 2024 as compared to the same period of the prior fiscal year is primarily due to increased headcount, increased annual variable incentive compensation costs, and increased expenses relating to business development activities.

Research and development costs increased by $3,695, or 10.5%, to $38,728 for the third quarter of fiscal year 2024, compared to $35,033 for the third quarter of fiscal year 2023. The increase in research and development costs for the third quarter of fiscal year 2024 as compared to the same period of the prior fiscal year is primarily due to variability in the timing of projects and expenses. As a percentage of net sales, research and development costs increased to 4.6% for the third quarter of fiscal year 2024, as compared to 4.4% for the same period of the prior fiscal year.

Research and development costs increased by $5,953, or 6.0%, to $105,987 for the first nine months of fiscal year 2024, compared to $100,034 for the first nine months of fiscal year 2023. The increase in research and development costs for the first nine months of fiscal year 2024 as compared to the same period of the prior fiscal year is primarily due to variability in the timing of projects and expenses. As a percentage of net sales, research and development costs decreased to 4.3% for the first nine months of fiscal year 2024, as compared to 4.7% for the first nine months of fiscal year 2023.

Our research and development activities extend across almost all of our customer base, and we anticipate ongoing variability in research and development costs due to the timing of customer business needs on current and future programs.

Interest expense decreased by $659, or 5.4%, to $11,516 for the third quarter of fiscal year 2024, compared to $12,175 for the third quarter of fiscal year 2023. Interest expense decreased by $1,680, or 4.6%, to $34,482 for the first nine months of fiscal year 2024, compared to $36,162 for the first nine months of fiscal year 2023. Interest expense as a percentage of net sales was 1.4% for each of the third quarter and first nine months of fiscal year 2024, compared to 1.5% for the third quarter of fiscal year 2023 and 1.7% for the first nine months of fiscal year 2023. The decrease in interest expense for the third quarter and first nine months of fiscal year 2024 as compared to the same periods of the prior fiscal year is primarily attributable to increased payments on our revolving credit facility during the third quarter and first nine months of fiscal year 2024. During the first six months of fiscal year 2024, we paid the entire balance of two series of private placement notes totaling $75,000.

Other income increased by $1,437 to $14,438 for the third quarter of fiscal year 2024, compared to $13,001 for the third quarter of fiscal year 2023. The increase in other income for the third quarter of fiscal year 2024 as compared to the same period of the prior fiscal year is primarily attributable to increased earnings in our joint venture with General Electric.

Other income increased by $16,030 to $49,461 for the first nine months of fiscal year 2024, compared to $33,431 for the first nine months of fiscal year 2023. The increase in other income for the first nine months of fiscal year 2024 as compared to the same period of the prior fiscal year is primarily attributable to increased earnings in our joint venture with General Electric and a non-recurring gain related to a previous acquisition that was recognized during the first nine months of fiscal year 2024.

Income taxes were provided at an effective rate on earnings before income taxes of 16.4% for the third quarter and 17.8% for the first nine months of fiscal year 2024, and 20.0% for the third quarter and 15.8% for the first nine months of fiscal year 2023.

The decrease in the effective tax rate for the third quarter of fiscal year 2024 compared to the same period of the prior fiscal year is primarily attributable to a larger stock-based compensation tax benefit in the current quarter. This decrease was partially offset by higher accrued future withholding taxes on unremitted foreign earnings in the current quarter.

The increase in the effective tax rate for the first nine months of fiscal year 2024 compared to the same period of the prior fiscal year is attributable to higher accrued future withholding taxes on unremitted foreign earnings in the current fiscal year. Additionally, the increase is attributable to a release of uncertain tax positions during the nine months ended June 30, 2023 that did not reoccur in fiscal year 2024. These increases were partially offset by a larger stock-based compensation tax benefit in the first nine months of fiscal year 2024.

Segment Results

The following table presents sales by segment:

	Three Months Ended June 30,				Nine Months Ended June 30,
	2024		2023		2024		2023
Net sales:
Aerospace	$517,560	61.1%	$480,531	60.0%	$1,475,828	59.8%	$1,313,233	61.4%
Industrial	330,128	38.9%	320,132	40.0%	993,933	40.2%	824,263	38.6%
Consolidated net sales	$847,688	100%	$800,663	100%	$2,469,761	100%	$2,137,496	100%

The following table presents earnings by segment and reconciles segment earnings to consolidated net earnings:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2024	2023	2024	2023
Aerospace	$101,842	$83,075	$279,295	$211,823
Industrial	59,717	58,197	191,842	107,170
Nonsegment expenses	(29,675)	(23,875)	(88,709)	(106,493)
Interest expense, net	(9,788)	(11,659)	(29,988)	(34,772)
Consolidated earnings before income taxes	122,096	105,738	352,440	177,728
Income tax expense	(20,021)	(21,139)	(62,765)	(28,012)
Consolidated net earnings	$102,075	$84,599	$289,675	$149,716

The following table presents segment earnings as a percent of segment net sales:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2024	2023	2024	2023
Aerospace	19.7%	17.3%	18.9%	16.1%
Industrial	18.1%	18.2%	19.3%	13.0%

Aerospace

Aerospace segment net sales increased by $37,029, or 7.7%, to $517,560 for the third quarter of fiscal year 2024, compared to $480,531 for the third quarter of fiscal year 2023. The increase in Aerospace segment net sales in the third quarter of fiscal year 2024 as compared to the same period of the prior fiscal year is attributable to price realization as well as increases in aftermarket sales, both commercial and defense, due to higher aircraft utilization.

Aerospace segment net sales increased by $162,595, or 12.4%, to $1,475,828 for the first nine months of fiscal year 2024, compared to $1,313,233 for the first nine months of fiscal year 2023. The increase in net sales for the first nine months of fiscal year 2024 as compared to the same period of the prior fiscal year is primarily attributable to price realization as well as increases in aftermarket sales, both commercial and defense, due to higher aircraft utilization, and increases in commercial OEM due to higher production rates.

Defense OEM sales decreased in the third quarter and the first nine months of fiscal year 2024 as compared to the same periods of the prior fiscal year, primarily driven by reduced demand for fixed wing and rotorcraft platforms, partially offset by an increase in smart defense. Our defense aftermarket sales increased in the third quarter and first nine months of fiscal year 2024 compared to the same periods of the prior fiscal year, primarily driven by increased output and supply chain stabilization.

Aerospace segment earnings increased by $18,767, or 22.6%, to $101,842 for the third quarter of fiscal year 2024, compared to $83,075 for the third quarter of fiscal year 2023. Aerospace segment earnings increased by $67,472, or 31.9%, to $279,295 for the first nine months of fiscal year 2024, compared to $211,823 for the first nine months of fiscal year 2023.

The increase in Aerospace segment earnings was due to the following:

	Three-Month Period	Nine-Month Period
Earnings for the period ended June 30, 2023	$83,075	$211,823
Sales volume and mix	852	32,141
Price, inflation, and productivity	21,758	50,604
Other, net	(3,843)	(15,273)
Earnings for the period ended June 30, 2024	$101,842	$279,295

Aerospace segment earnings as a percentage of segment net sales were 19.7% for the third quarter and 18.9% for the first nine months of fiscal year 2024, compared to 17.3% for the third quarter and 16.1% for the first nine months of fiscal year 2023.

Industrial

Industrial segment net sales increased by $9,996, or 3.1%, to $330,128 for the third quarter of fiscal year 2024, compared to $320,132 for the third quarter of fiscal year 2023. The increase in Industrial segment net sales in the third quarter of fiscal year 2024 as compared to the same period of the prior fiscal year is primarily attributable to price realization as well as growth in power generation, partially offset by decreased oil and gas sales.

Industrial segment net sales increased by $169,670, or 20.6%, to $993,933 for the first nine months of fiscal year 2024, compared to $824,263 for the first nine months of fiscal year 2023. The increase in Industrial segment net sales for the first nine months of fiscal year 2024 as compared to the same period of the prior fiscal year was primarily attributable to growth in transportation, particularly in the on-highway natural gas truck business in China, as well as strong sales in power generation and price realization, partially offset by decreased oil and gas sales.

Demand for the remainder of fiscal year 2024 for on-highway natural gas trucks in China is expected to decline.

Industrial segment earnings increased by $1,520, or 2.6%, to $59,717 for the third quarter of fiscal year 2024, compared to $58,197 for the third quarter of fiscal year 2023. Segment earnings increased by $84,672, or 79.0%, to $191,842 for the first nine months of fiscal year 2024, compared to $107,170 for the first nine months of fiscal year 2023.

The increase in Industrial segment earnings was due to the following:

	Three-Month Period	Nine-Month Period
Earnings for the period ended June 30, 2023	$58,197	$107,170
Sales volume and mix	(11,798)	43,576
Price, inflation, and productivity	17,799	56,326
Other, net	(4,481)	(15,230)
Earnings for the period ended June 30, 2024	$59,717	$191,842

Industrial segment earnings as a percentage of segment net sales were 18.1% for the third quarter and 19.3% for the first nine months of fiscal year 2024, compared to 18.2% for the third quarter and 13.0% for the first nine months of fiscal year 2023. Industrial earnings in the third quarter of fiscal year 2024 remained relatively flat as compared to the same period of the prior fiscal year as a result of price realization, which was largely offset by inflation and unfavorable mix. Industrial earnings in the first nine months of fiscal year 2024 benefited significantly from increases in transportation due to increased demand for on-highway natural gas trucks in China as well as operational improvements including increased output and other efficiency gains.

Nonsegment

Nonsegment expenses increased by $5,800 to $29,675 for the third quarter of fiscal year 2024, compared to $23,875 for the third quarter of fiscal year 2023. The increase in nonsegment expenses for the third quarter of fiscal year 2024 as compared to the same period of the prior year was primarily due to increased annual variable incentive compensation costs.

Nonsegment expenses decreased by $17,784 to $88,709 for the first nine months of fiscal year 2024 compared to $106,493 for the first nine months of fiscal year 2023. The decrease in nonsegment expenses for the first nine months of fiscal year 2024 as compared to the same period of the prior year was primarily due to significant costs that occurred in the first nine months of fiscal year 2023 that did not reoccur in the first nine months of fiscal year 2024.

The significant charges that impacted nonsegment expenses are as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2024	2023	2024	2023
Nonsegment expenses	$(29,675)	$(23,875)	$(88,709)	$(106,493)
Non-recurring gain related to a previous acquisition	—	—	(4,803)	—
Business development activities	—	—	5,902	—
Certain non-recurring separation costs	—	—	2,666	2,208
Specific charge for excess and obsolete inventory	—	—	—	11,995
Product rationalization	—	—	—	10,504
Restructuring charges	—	—	—	5,172
Non-recurring charge related to customer collections	—	—	—	4,997
Nonsegment expenses excluding infrequent significant charges	$(29,675)	$(23,875)	$(84,944)	$(71,617)

Excluding these charges, nonsegment expenses increased $13,327 in the first nine months of fiscal year 2024 as compared to the same period of the prior fiscal year, primarily due to increased annual variable incentive compensation costs.

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

At June 30, 2024, we had total outstanding debt of $923,126 consisting of various series of unsecured notes due between 2025 and 2033 and obligations under our finance leases.

At June 30, 2024, we had $274,800 outstanding on our revolving credit facility, all of which is classified as short-term borrowings based on our intent and ability to repay this amount in the next twelve months. Revolving credit facility and short-term borrowing activity during the nine months ended June 30, 2024 were as follows:

Maximum daily balance during the period	$364,600
Average daily balance during the period	$193,044
Weighted average interest rate on average daily balance	6.2%

At June 30, 2024, we had additional borrowing availability of $717,338 under our revolving credit facility, net of outstanding letters of credit, and additional borrowing availability of $25,176 under various foreign credit facilities.

To our knowledge, we were in compliance with all our debt covenants as of June 30, 2024. See Note 15, Credit facilities, short-term borrowings and long-term debt in the Notes to the Consolidated Financial Statements included in Part II, Item 8 of our most recently filed Form 10-K, for more information about our covenants.

In addition to utilizing our cash resources to fund the working capital needs of our business, we evaluate additional strategic uses of our funds, including the repurchase of our common stock, payment of dividends, significant capital expenditures, strategic acquisitions, and other potential uses of cash.

From time to time, the Company enters into various factoring agreements with third-party financial institutions to sell certain of its receivables. Factoring activity resulted in an increase of approximately $8,793 in cash provided by operating activities during the nine months ended June 30, 2024, compared to an increase in cash provided by operating activities of approximately $18,096 during the nine months ended June 30, 2023.

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

Cash Flows

	Nine Months Ended June 30,
	2024	2023
Net cash provided by operating activities	$297,329	$155,630
Net cash (used in) investing activities	(68,239)	(54,204)
Net cash (used in) financing activities	(58,970)	(83,315)
Effect of exchange rate changes on cash and cash equivalents	765	(11,848)
Net change in cash and cash equivalents	170,885	6,263
Cash and cash equivalents at beginning of year	137,447	107,844
Cash and cash equivalents at end of period	$308,332	$114,107

Net cash flows provided by operating activities for the first nine months of fiscal year 2024 was $297,329, compared to $155,630 for the same period of fiscal year 2023. The increase in net cash provided by operating activities in the first nine months of fiscal year 2024 as compared to the first nine months of the prior fiscal year is primarily attributable to increased earnings.

Net cash flows used in investing activities for the first nine months of fiscal year 2024 was $68,239, compared to $54,204 for the same period of fiscal year 2023. The increase in cash flows used in investing activities in the first nine months of fiscal year 2024 as compared to the first nine months of the prior fiscal year is primarily due to increased payments for property, plant, and equipment.

Net cash flows used in financing activities for the first nine months of fiscal year 2024 was $58,970, compared to $83,315 for the same period of fiscal year 2023. The decrease in net cash flows used in financing activities in the first nine months of fiscal year 2024 as compared to the first nine months of the prior fiscal year is primarily attributable to the increases in borrowings on revolving lines of credit, partially offset by increases in repurchases of common stock and in payments on revolving lines of credit. During the first nine months of fiscal year 2024, we had net debt borrowings of $199,156, compared to net debt payments of $43,836 in the first nine months of fiscal year 2023. During the first nine months of fiscal year 2024, we repurchased $304,811 of common stock compared to $26,369 of repurchases of common stock during the first nine months of fiscal year 2023.

Non-U.S. GAAP Financial Measures

Adjusted net earnings, adjusted earnings per share, adjusted effective tax rate, EBIT, adjusted EBIT, EBITDA, adjusted EBITDA, and free cash flow are financial measures not prepared and presented in accordance with U.S. GAAP. However, we believe these non-U.S. GAAP financial measures provide additional information that enables readers to evaluate our business from the perspective of management.

Earnings based non‐U.S. GAAP financial measures

Adjusted net earnings is defined by the Company as net earnings excluding, as applicable, (i) a non-recurring gain related to a previous acquisition, (ii) costs related to business development activities, (iii) certain non-restructuring separation costs, (iv) a specific charge for excess and obsolete inventory, (v) product rationalization, (vi) restructuring charges, and (vii) a non-recurring charge related to customer collections. The product rationalization adjustment pertains to a non-recurring write-off of inventory and assets related to the elimination of certain product lines. The specific charge for excess and obsolete inventory pertains to a non-recurring process change that resulted in the identification and write down of certain excess inventory unrelated to product rationalization. The non-recurring charge related to customer collections pertains to a discrete process issue that was identified and corrected. The Company believes that these excluded items are short‐term in nature, not directly related to the ongoing, normal operations of the business, and therefore, the exclusion of them illustrates more clearly how the underlying business of Woodward is performing. Management uses adjusted net earnings to evaluate the Company’s performance excluding these infrequent or unusual period expenses that are not necessarily indicative of the Company’s operating performance for the period. Management defines adjusted earnings per share as adjusted net earnings, as defined above, divided by the weighted‐average number of diluted shares of common stock outstanding for the period. Management uses both adjusted net earnings and adjusted earnings per share when comparing operating performance to other periods which may not have similar, infrequent or unusual charges.

The reconciliation of net earnings and earnings per share to adjusted net earnings and adjusted earnings per share, respectively, is shown in the tables below:

Three Months Ended June 30,
	2024		2023
	Net Earnings	Earnings Per Share	Net Earnings	Earnings Per Share
Net earnings (U.S. GAAP)	$102,075	$1.63	$84,599	$1.37
Non-U.S. GAAP adjustments, net of tax:
Non-recurring gain related to a previous acquisition	—	—	—	—
Business development activities	—	—	—	—
Certain non-restructuring separation costs	—	—	—	—
Specific charge for excess and obsolete inventory	—	—	—	—
Product rationalization	—	—	—	—
Restructuring charges	—	—	—	—
Non-recurring charge related to customer collections	—	—	—	—
Non-U.S. GAAP adjustments	—	—	—	—
Adjusted net earnings (Non-U.S. GAAP)	$102,075	$1.63	$84,599	$1.37

	Nine Months Ended June 30,
	2024		2023
	Net Earnings	Earnings Per Share	Net Earnings	Earnings Per Share
Earnings per share (U.S. GAAP)	$289,675	$4.65	$149,716	$2.44
Non-U.S. GAAP adjustments, net of tax:
Non-recurring gain related to a previous acquisition	(3,433)	(0.06)	—	—
Business development activities	4,456	0.07	—	—
Certain non-restructuring separation costs	2,013	0.04	1,661	0.03
Specific charge for excess and obsolete inventory	—	—	9,016	0.15
Product rationalization	—	—	7,896	0.13
Restructuring charges	—	—	3,874	0.06
Non-recurring charge related to customer collections	—	—	3,761	0.06
Total non-U.S. GAAP adjustments	3,036	0.05	26,208	0.43
Adjusted earnings per share (Non-U.S. GAAP)	$292,711	$4.70	$175,924	$2.87

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

EBIT and adjusted EBIT reconciled to net earnings were as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2024	2023	2024	2023
Net earnings (U.S. GAAP)	$102,075	$84,599	$289,675	$149,716
Income tax expense	20,021	21,139	62,765	28,012
Interest expense	11,516	12,175	34,482	36,162
Interest income	(1,728)	(516)	(4,494)	(1,390)
EBIT (Non-U.S. GAAP)	131,884	117,397	382,428	212,500
Non-U.S. GAAP adjustments:
Non-recurring gain related to a previous acquisition	—	—	(4,803)	—
Business development activities	—	—	5,902	—
Certain non-recurring separation costs	—	—	2,666	2,208
Specific charge for excess and obsolete inventory	—	—	—	11,995
Product rationalization	—	—	—	10,504
Restructuring charges	—	—	—	5,172
Non-recurring charge related to customer collections	—	—	—	4,997
Total non-U.S. GAAP adjustments	—	—	3,765	34,876
Adjusted EBIT (Non-U.S. GAAP)	$131,884	$117,397	$386,193	$247,376

EBITDA and adjusted EBITDA reconciled to net earnings were as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2024	2023	2024	2023
Net earnings (U.S. GAAP)	$102,075	$84,599	$289,675	$149,716
Income tax expense	20,021	21,139	62,765	28,012
Interest expense	11,516	12,175	34,482	36,162
Interest income	(1,728)	(516)	(4,494)	(1,390)
Amortization of intangible assets	8,131	9,493	25,348	28,089
Depreciation expense	20,661	20,551	61,494	61,212
EBITDA (Non-U.S. GAAP)	160,676	147,441	469,270	301,801
Non-U.S. GAAP adjustments:
Non-recurring gain related to a previous acquisition	—	—	(4,803)	—
Business development activities	—	—	5,902	—
Certain non-recurring separation costs	—	—	2,666	2,208
Specific charge for excess and obsolete inventory	—	—	—	11,995
Product rationalization	—	—	—	10,504
Restructuring charges	—	—	—	5,172
Non-recurring charge related to customer collections	—	—	—	4,997
Total non-U.S. GAAP adjustments	—	—	3,765	34,876
Adjusted EBITDA (Non-U.S. GAAP)	$160,676	$147,441	$473,035	$336,677

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

Cash flow‐based non‐U.S. GAAP financial measure

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

Free cash flow reconciled to net cash provided by operating activities were as follows:

	Nine Months Ended June 30,
	2024	2023
Net cash provided by operating activities (U.S. GAAP)	$297,329	$155,630
Payments for property, plant and equipment	(72,193)	(57,142)
Free cash flow (Non-U.S. GAAP)	$225,136	$98,488

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

Item 4. Controls and Procedures

We have established disclosure controls and procedures, which are designed to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our Principal Executive Officer (Charles (“Chip”) P. Blankenship, Jr., Chairman of the Board, Chief Executive Officer and President) and Principal Financial and Accounting Officer (William F. Lacey, Chief Financial Officer), as appropriate, to allow timely decisions regarding required disclosures.

Chip P. Blankenship, Jr. and William F. Lacey evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15 under the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on their evaluations, they concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2024.

There have not been any changes in our internal controls over financial reporting during the quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities (In thousands, except for shares and per share amounts)	Total Number of Shares Purchased	Weighted Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares that may yet be Purchased under the Plans or Programs at Period End (1)
April 1, 2024 through April 30, 2024 (2)	170	$162.36	—	$600,000
May 1, 2024 through May 31, 2024 (2)	1,202,038	178.97	1,201,944	384,887
June 1, 2024 through June 30, 2024 (2)	490,006	183.06	489,989	295,189

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
(2)
Under a trust established for the purposes of administering the Woodward Executive Benefit Plan, 170 shares of common stock were acquired in April 2024, 24 shares of common stock were acquired in May 2024, and 17 shares of common stock were acquired in June 2024 on the open market related to the deferral of compensation by certain eligible members of Woodward’s management who irrevocably elected to invest some or all of their deferred compensation in Woodward common stock. In addition, 70 shares of common stock were acquired in May 2024 on the open market related to the reinvestment of dividends for shares of treasury stock held for deferred compensation. Shares owned by the trust, which is a separate legal entity, are included in "Treasury stock held for deferred compensation" in the Condensed Consolidated Balance Sheets.

Item 5. Other Information

On May 17, 2024, Thomas G. Cromwell, the Company’s Executive Vice President and Chief Operating Officer, entered into a trading plan pursuant to Rule 10b5-1 of the Exchange Act intended to satisfy the affirmative defense of Rule 10b5-1(c) of the Exchange Act. The trading plan provides for the sale of up to 75,841 shares of common stock of the Company upon the exercise of non-qualified stock options. The trading plan terminates on August 15, 2025.

During the three months ended June 30, 2024, no other directors or officers, as defined in Rule 16a-1(f), adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” each as defined in Regulation S-K Item 408.

Item 6. Exhibits

Exhibits filed as part of this Report are listed in the Exhibit Index.

WOODWARD, INC.

EXHIBIT INDEX

	Exhibit Number	Description
*	31.1	Rule 13a-14(a)/15d-14(a) certification of Charles P. Blankenship, Jr.
*	31.2	Rule 13a-14(a)/15d-14(a) certification of William F. Lacey
*	32.1	Section 1350 certifications
*	101

The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Earnings, (iii) Condensed Consolidated Statements of Comprehensive Earnings, (iv) Condensed Consolidated Statements of Cash Flows, (v) Condensed Consolidated Statements of Stockholders’ Equity, and (vi) Notes to Condensed Consolidated Financial Statements.

*	104	Cover page Interactive Data File (embedded within the Inline XBRL document and are contained in Exhibit 101)

* Filed as an exhibit to this Report

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WOODWARD, INC.
Date: August 2, 2024	/s/ Charles P. Blankenship, Jr.
Charles P. Blankenship, Jr.
Chairman of the Board, Chief Executive Officer, and President (on behalf of the registrant and as the registrant’s Principal Executive Officer)

Date: August 2, 2024	/s/ William F. Lacey
William F. Lacey
Chief Financial Officer (on behalf of the registrant and as the registrant’s Principal Financial and Accounting Officer)