Form 10-K
period 2024-09-30
Woodward, Inc.
filed 2024-11-26
CIK 108312

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2024

or

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

Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Aggregate market value of registrant’s common stock held by non-affiliates of the registrant, based upon the closing price of a share of the registrant’s common stock on March 31, 2024 as reported on The NASDAQ Global Select Market on that date: $6,154,360. For purposes of this calculation, shares of common stock held by (i) persons holding more than 5% of the outstanding shares of stock, (ii) officers and directors of the registrant, and (iii) the Woodward Governor Company Profit Sharing Trust, Woodward Governor Company Deferred Shares Trust, or the Woodward Charitable Trust, as of March 31, 2024, are excluded in that such persons may be deemed to be affiliates. This determination is not necessarily conclusive of affiliate status.

As of November 25, 2024, 59,130,924 shares of the registrant’s common stock with a par value of $0.001455 per share were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of our proxy statement for the Annual Meeting of Stockholders to be held virtually on January 29, 2025, are incorporated by reference into Parts II and III of this Form 10-K, to the extent indicated.

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
•
plans and expectations relating to the performance of our joint venture with General Electric Company ("GE"), now GE Aerospace, as successor;
•
the expected levels of activity in particular industries or markets and the effects of changes in those levels;
•
the scope, nature, or impact of acquisition activity and integration of such acquisition into our business;
•
the research, development, production, and support of new products and existing services;
•
our plans, objectives, expectations, and intentions with respect to business opportunities that may be available to us;
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
•
effects of data privacy, data protection, and cybersecurity regulations;
•
our ability to develop competitive technologies;
•
our consolidated customer base and ability to enhance customer experience;
•
our ability to manage risks related to U.S. Government contracting, including defense activity and spending patterns;
•
our ability to attract, retain, and develop qualified personnel and maintain favorable labor relations;
•
our ability to structure our operations in the light of evolving market conditions;
•
our ability to mitigate the ongoing impacts of inflation;
•
expectations regarding production and delivery levels;
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

Products, Services, and Applications

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

We have significant content on a wide variety of commercial aircraft, rotorcraft, and business jet platforms, such as the Airbus A320neo, Boeing 737 MAX, Boeing 787, Bell 429, and Bombardier Global 7500. We also have significant content on defense applications such as Blackhawk and Apache helicopters, F-35 and F-15 fighter jets, and smart defense weapons.

Revenues from the Aerospace segment are generated by sales to OEMs, tier-one suppliers, and prime contractors, and through aftermarket sales of components, such as provisioning spares or replacements. We also provide aftermarket maintenance, repair and overhaul, as well as other services to commercial airlines, repair facilities, military depots, third party repair shops, and other end users.

Industrial

Our Industrial segment designs, produces, and services systems and products for the management of energy in the form of fuel, air, fluids, gases, motion, combustion, and electricity. These products include actuators, valves, pumps, fuel injection systems, solenoids, ignition systems, control systems, electronics and software, and sensors. Our products are used on industrial gas turbines (including heavy frame, aeroderivative, and small industrial gas turbines), steam turbines, compressors, and reciprocating engines (including low speed, medium speed, and high-speed engines, that operate on various fuels, including natural gas, diesel, heavy fuel oil, and new lower carbon alternative fuels in both single and dual-fuel applications). The equipment on which our products are found is used to generate power; to extract, distribute, and refine energy sources; to mine other commodities; and to convert fuel to work in transportation and freight (both marine and locomotives), mobile, and industrial equipment applications.

Revenues from our Industrial segment are generated primarily by sales to OEMs and by providing aftermarket products and other related services to our OEM customers. Our Industrial segment also sells products through an independent network of distributors and authorized system integrators, repairs and overhaul facilities, and directly to end users around the globe.

Customers

Our customers include leading original equipment manufacturers and end users of their products that require technological solutions to meet their needs for performance, efficiency, reliability, and reduced cost of operations.

Sales to our five largest customers represented approximately 35% of our consolidated net sales for the fiscal year ended September 30, 2024 and 40% in fiscal year ended September 30, 2023.

We had no customers who accounted for approximately 10% or more of our consolidated net sales for the fiscal year ended September 30, 2024. RTX Corporation was our largest customer during the fiscal year ended September 30, 2024 and accounted for approximately 9% of our consolidated net sales and 10% in the fiscal year ended September 30, 2023. Accounts receivable from RTX Corporation represented approximately 6% of accounts receivable at September 30, 2024 and 4% at September 30, 2023. We believe RTX Corporation, and our other significant customers are creditworthy and will be able to satisfy their credit obligations to us.

The customers who account for approximately 10% or more of net sales of each of Woodward’s reportable segments are as follows:

	For the Year Ended September 30,
	2024	2023
Aerospace	RTX Corporation, The Boeing Company	RTX Corporation, GE, The Boeing Company
Industrial	Weichai Power, Rolls-Royce PLC	Rolls-Royce PLC, Caterpillar Inc., Weichai Power

On April 2, 2024, The General Electric Company ("GE") split into two separate companies, GE Aerospace and GE Vernova. During fiscal year 2024, we engaged in transactions with GE prior to its split, and subsequently engaged in transactions with both GE Aerospace and GE Vernova. Sales listed with "GE" represent the legacy General Electric Company, and any sales following the split will be listed as GE Aerospace and GE Vernova as applicable.

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

Some of our customers are affiliated with our competitors through ownership or joint venture agreements. For example, Pratt & Whitney, one of our customers, is affiliated with RTX Corporation, one of our competitors. Similarly, GE Aerospace has a joint venture with Parker Hannifin for the supply of fuel nozzles. We also have partnered with our customers in the past, such as our strategic joint venture with one of our largest customers, GE which, following the split of GE is acting now through GE Aerospace.

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

We compete with numerous companies that specialize in various engine, turbine, and power management products, and our OEM customers are often capable of developing and manufacturing similar products internally. Many of our customers are large global OEMs that require suppliers to support them around the world and to meet increasingly higher requirements in terms of safety, quality, delivery, reliability, and cost. Competitors include Emerson, EControls, Heinzmann GmbH & Co., Hoerbiger, Meggitt, Robert Bosch AG, and Triconix. OEM customers with internal capabilities for similar products include Caterpillar, Cummins, GE Vernova, Rolls-Royce Power Systems, Wärtsilä, and Weichai Power.

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

We must comply with, and are affected by, laws and regulations relating to the formation, administration, and performance of U.S. Government contracts. These laws and regulations, among other things:

•
require accurate, complete, and current disclosure and certification of cost and pricing data in connection with certain contracts;
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

Sales made directly to U.S. Government agencies and entities, or indirectly through third party manufacturers utilizing our parts and subassemblies, collectively represented 17% of our sales for both fiscal year 2024 and fiscal year 2023.

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

Sales Order Backlog

For each of our reportable segments, we have elected to quantify backlog in a manner consistent with the definition of remaining performance obligations. Our remaining performance obligations by segment, excluding material rights, is shown in the table below:

	October 31, 2024	Percent Expected to be satisfied by September 30, 2025	October 31, 2023	Percent Expected to be satisfied by September 30, 2024
Aerospace	$2,240,597	55%	$1,716,613	63%
Industrial	662,750	85%	773,240	93%
	$2,903,347	62%	$2,489,853	73%

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

Aluminum, iron, and steel are primary raw materials used to produce our mechanical components. Other commodities, such as gold, copper, and nickel, are also used in the manufacture of our products, although in much smaller quantities. We purchase various goods, including component parts and services used in production, logistics, and product development processes from third parties. Generally, there are numerous sources for the raw materials and components used in our products, which we believe are sufficiently available to meet current requirements.

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

We developed the fuel system, air management system, and actuation hardware for CFM International’s LEAP engine program. We also developed actuation system, combustion system, and oil system components for Pratt & Whitney’s Geared Turbo Fan (“GTF” or “PurePower”) engine program. We continue to support GE Aerospace and CFM for improvements to the LEAP fuel system, and Collins Aerospace and Pratt & Whitney for improvements to the PurePower engine programs.

Industrial is focused on developing innovative technologies, including integrated control systems and system components, that enable our customers to cost-effectively meet mandated emissions regulations and fuel efficiency demands, allow for usage of a wider range of fuel sources, increase reliability (particularly in harsh environments), and reduce total cost of ownership. Our development efforts support technology for a wide range of:

•
products that improve the quality of combustion processes and provide more precise flow of various fuels and gases in our customers’ gas turbines industrial reciprocating engines fueled by bio-diesel and dual-fuel;
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

Tenure of all employees averages ten years, reflective of our positive workplace culture. Our recruiting team uses internal and external resources to recruit highly skilled and talented workers, and we encourage and reward employee referrals for open positions.

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

As of October 31, 2024, we employed approximately 9,300 full-time members of which approximately 2,880 were located outside of the United States, with the majority of such members located in Germany, Poland, and China.

In the United States, approximately 13% of our total full-time workforce were union members as of October 31, 2024. All union members in the United States work for our Aerospace segment. The collective bargaining agreements with our union members are generally renewed through contract renegotiation near the contract expiration dates. The MPC Employees Representative Union contract, which covered approximately 800 members as of October 31, 2024, expires September 30, 2025. The Local Lodge 727-N International Association of Machinists and Aerospace Workers agreement, which covers approximately 400 members as of October 31, 2024, expires April 23, 2027.

In Germany, approximately 13% of our total full-time workforce were union members as of October 31, 2024, all of whom work for our Industrial segment. Our Woodward L’Orange members are part of the IG Metall union in Germany. IG Metall covered approximately 1,200 members as of October 31, 2024.

We believe we have good, collaborative relationships with our union members and the representative unions.

Almost all of our other members in the United States were at-will members as of October 31, 2024, and therefore, not subject to any type of employment contract or agreement. Our executive officers each have severance and change-in-control agreements which have been filed with the SEC.

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

As of September 30, 2024, our Consolidated Balance Sheets includes $440,419 of net intangible assets. This value represents the carrying values, net of amortization, of certain assets acquired in various business acquisitions and does not purport to represent the fair value of our acquired intellectual property as of September 30, 2024.

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

In 2023, we released our fourth sustainability report, where we continue to build upon our commitments to sustainability in areas of environmental stewardship, social responsibility, and corporate governance. We apply a systematic approach to identifying, evaluating, and managing risks across our operations, with the goal to be a supplier, community partner, and employer of choice.

The full report can be found on the Sustainability at Woodward section of our website.

Available Information

Through a link on the Investor Information section of our website, www.woodward.com, we make available, free of charge, the following filings as soon as reasonably practicable after they are electronically filed or furnished to the SEC: our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, Proxy Statements on Schedule 14A, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as well as Section 16 reports of our officers and directors. The Securities and Exchange Commission (the “SEC”) also maintains a website that contains our SEC filings. The address of the site is www.sec.gov. We provide notifications of news or announcements regarding our financial performance, including SEC filings, investor events, press and earnings releases as part of our investor relations website. We have used, and intend to continue to use, our investor relations website, as well as the following as of the date of this filing, as means of disclosing material non-public information and for complying with the disclosure obligations under Regulation FD:

•
X: X.com/@woodward_inc
•
Facebook: Facebook.com/woodwardinc
•
Instagram: Instagram.com/@woodward_inc
•
LinkedIn: Linkedin.com/company/woodwardinc
•
YouTube: YouTube.com/user/woodwardinc

All links to websites are intended to be inactive. None of the information contained on our website, or the above-mentioned social media sites, is incorporated into this document by reference.

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

A significant portion of our revenue is concentrated among a relatively small number of customers. We have fewer customers than many companies with similar sales volumes. For the fiscal year ended September 30, 2024, sales to our largest 5 customers represented approximately 35% of our consolidated net sales and approximately 31% of our accounts receivable. If any of our significant customers were to change suppliers, in-source production, institute significant restructuring or cost-cutting measures, or experience financial distress, these significant customers may substantially reduce, or otherwise be unable to pay for, purchases from us. Accordingly, our consolidated net sales could decrease significantly, or we may experience difficulty collecting, or be unable to collect, amounts due and payable, which could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

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

Our strategic joint venture with GE Aerospace may make it more difficult to secure long-term sales in certain aerospace markets.

In January 2016, Woodward and GE, consummated the formation of a strategic joint venture (the “JV”) and since April 2024, GE has been acting through GE Aerospace. The JV agreement does not restrict Woodward from entering into any market; however, consolidation in the aircraft engine market is increasingly prevalent, resulting in fewer engine manufacturers, and thus it may become more difficult for Woodward to secure new business with GE Aerospace competitors on similar product applications both within and outside the specific markets the JV operates. Additionally, if GE

Aerospace fails to win new content in the market space covered by the JV, Woodward may be prevented from expanding content on future commercial aircraft engines in those markets.

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

Sales made directly to U.S. Government agencies and entities, or indirectly through third party manufacturers, such as tier-one prime contractors, utilizing our parts and subassemblies, accounted for approximately 17% of total sales in both fiscal year 2024 and fiscal year 2023.

The U.S. Government participates in a wide variety of operations, including homeland defense, counterinsurgency, counterterrorism, and other defense-related operations that employ our products and services. U.S. defense spending has historically been cyclical in nature and is subject to periodic congressional authorization and appropriation actions. The level of U.S. defense spending is hard to predict and may be impacted by numerous factors outside of our control such as changes in the perceived threat environment, prevailing U.S. foreign policy, changes in security, defense, and intelligence strategies and priorities, shifts in domestic and international spending, the macroeconomic environment, tax policy, budget deficits and competing budget priorities, and the political environment and future potential government shutdowns.

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
•
We are subject to government inquiries, audits, and investigations due to our business relationships with the U.S. Government and the heavily regulated industries in which we do business. In addition, our contract costs are subject to audits by the U.S. Government. U.S. Government agencies, including the Defense Contract Audit Agency and the Defense Contract Management Agency, routinely audit government contractors and subcontractors. These agencies review our performance under contracts, cost structure, and compliance with applicable laws, regulations, and standards, as well as the adequacy of and our compliance with our internal control systems and policies. Any costs found to be misclassified or inaccurately allocated to a specific contract would be deemed non-reimbursable, and to the extent already reimbursed, would be refunded. Any inadequacies in our systems and policies could result in withholdings on billed receivables, penalties, and reduced future business. Any inquiries or investigations, including those related to our contract pricing, could potentially result in civil and criminal penalties and administrative sanctions, including termination of contracts, forfeiture of profits, suspension of payments, fines, suspension, and/or debarment from participating in future business opportunities with the U.S. Government. Such actions could harm our reputation, even if such allegations are later determined to be unfounded, and could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

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

As of September 30, 2024, our total debt was $872,470, including $475,000 in unsecured notes denominated in U.S. dollars issued in private placements and $178,624 of unsecured notes denominated in Euros issued in private placements. We are obligated to make interest and scheduled principal payments under the agreements governing our long-term debt, which requires us to dedicate a portion of our cash flow from operations to payments on our indebtedness, and which may reduce the availability of our cash flow for other purposes, including business development efforts and mergers and acquisitions. These debt obligations could make us more vulnerable to general adverse economic and industry conditions and could limit our flexibility in planning for, or reacting to, changes in our business and the industries in which we operate, thereby placing us at a disadvantage to our competitors that have less indebtedness. Further, we may require additional capital to repay our debt obligations when they mature, and such capital may not be available on terms acceptable to us or at all.

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

In fiscal year 2024, approximately 49% of our total sales were made to customers in jurisdictions outside of the United States (including products manufactured in the United States and sold outside the United States as well as products manufactured in international locations). We also purchase raw materials and components from suppliers outside the United States. Accordingly, our business and results of operations are subject to risks associated with doing business internationally, including:

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

At September 30, 2024, we had $806,643 of goodwill, representing approximately 18% of our total assets. We test goodwill for impairment at the reporting unit level on at least an annual basis or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Future goodwill impairment charges may occur if estimates of fair values decrease, which would reduce future earnings. In addition, we may incur asset impairment charges if asset utilization declines, if customer demand decreases, or for a number of other reasons, which would reduce future earnings. Any such impairment charges could have a material adverse effect on our business, financial condition, and results of operations.

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

Our operations and sources of supply could be disrupted by unforeseen events, including fires, tornadoes, tsunamis, hurricanes, earthquakes, floods, and other forms of severe weather in countries in which we operate or in which our suppliers are located, any of which could adversely affect our operations and financial performance. Natural disasters, public health concerns and pandemics, war, political unrest, terrorist activity, equipment failures, power outages, threats to physical security of our facilities, assets or people, or the security of our information technology ("IT") infrastructure and systems or other unforeseen events could result in physical damage to or other disruption of, and complete or partial closure of, one or more of our manufacturing facilities, or could cause temporary or long-term disruption in the supply of component products from some local and international suppliers, disruption in the transport of our products and significant delays in the shipment of products and the provision of services, which could in turn cause the loss of sales and customers. Existing insurance arrangements may not provide protection for all the costs that may arise from such events. Accordingly, disruption of our operations or the operations of a significant supplier could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

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

We depend heavily on the confidentiality, integrity, and availability of our IT and computerized systems to communicate and operate effectively. We store sensitive data, including proprietary business information, intellectual property, classified information, customer information, supplier information, and confidential employee or other personal data on our servers and databases. Also, due to political uncertainty and hostile military actions, we may be subject to heightened risks of cybersecurity incidents and security breaches initiated by nation-state or affiliated actors.

From time to time, we have experienced cyberattacks on our IT infrastructure and systems. We may become the target of cyber-attacks by third parties, either directly or indirectly via our supply chain or third-party vendors, seeking unauthorized access to our data or our customers’ data or to disrupt our operations or our ability to provide services. There is also a danger of loss, misuse, theft, unavailability, or unauthorized disclosure or other processing of information or assets (including source code), or damage to or other compromise of systems, components, and other IT assets, including the introduction of malicious code or other vulnerabilities by people who obtain unauthorized access to our facilities, systems, or information. There are many different techniques used to obtain unauthorized access to systems and data, and such techniques continue to evolve and become more sophisticated, and the adversaries are becoming more advanced, including nation states and actors sponsored by or affiliated with nation states, which target us and other defense contractors because we protect national security information, and other actors with substantial financial and technological resources. These techniques include, but are not limited to, the use of malicious software, destructive malware, ransomware, denial of service attacks, phishing and other means of social engineering, and other means of causing system or network disruptions, obtaining unauthorized access to data or systems, or causing other cybersecurity breaches and incidents. Additionally, system and service disruptions, and cybersecurity breaches or incidents, may result from employee or contractor error, negligence, or malfeasance. Further, there have been and may continue to be cyberattacks on, and other attempts to compromise the security of, the supply chain. We may experience security breaches or incidents resulting from tools, services, or other third-party components and security vulnerabilities within, or introduced by, such tools, services, or components. Due to the rapidly evolving threat environment and other factors, we may not be successful in defending against all such attacks. Further, due to the evolving nature of these security threats and the national security aspects of much of the data we protect, the full impact of any future security breach or incident cannot be predicted.

We have implemented various measures, including technical security controls, employee training, comprehensive monitoring of our networks and systems, independent third party security assessments, maintenance of backup systems, and the use of disaster recovery sites. In addition, we have, among other things, endeavored to align our practices and procedures with recognized IT security frameworks and select recommended practices, and through corroboration of our policies and procedures with local and federal agencies. Nonetheless, our IT infrastructure, systems, networks, products, solutions, and services remain potentially vulnerable to numerous additional known or unknown threats. Although we have implemented measures to prevent, detect, and respond to malicious activity, we cannot guarantee that such measures will be effective or sufficient to prevent a cyberattack or other means of effecting cybersecurity breaches or incidents.

If any of our IT infrastructure or systems are damaged, disrupted, or are otherwise impacted by security breaches or incidents, whether from cybersecurity attacks or other causes, or if we suffer any security breach or incident involving unauthorized access to, misuse, acquisition, disclosure, loss, alteration, or destruction of our data or other data we maintain or otherwise process, we could experience significant operational stoppages, disruptions, delays, and/or other detrimental impacts on our operations or investment in research, and may face increased costs, including increased costs of implementing new data protection and security measures, policies, and procedures, and costs associated with remediating and otherwise responding to the security breach or incident. Any such security breach or incident or the perception that it has occurred, also may result reputational damage and increased operational costs, regulatory investigations, proceedings, and orders, litigation or other demands, indemnity obligations, damages for contract breach, fines or penalties relating to actual or alleged violation of applicable laws, regulations, or contractual obligations, incentives offered to customers or other business partners in an effort to maintain business relationships, and other costs and liabilities. Such impacts could result in diminished competitive advantages and could have a material adverse effect on our business, financial condition, results of operations, and cash flows. Further, any unauthorized disclosure or use or acquisition of our intellectual property and/or confidential business information could harm our competitive position, result in a loss of intellectual property protection, and otherwise reduce the value of our investment in research and development and other strategic initiatives or otherwise adversely affect our business.

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

Data privacy, data protection, and cybersecurity may require significant resources and present certain risks.

We collect, store, and otherwise process certain confidential or sensitive data, including personal data and other information that is subject to laws, regulations, customer-imposed controls, or other actual or asserted obligations. The laws, regulations, standards, and other actual and asserted obligations relating to privacy, data protection, and cybersecurity to which we may be subject, in the U.S. and globally, are evolving. For example, in the European Union, the General Data Protection Regulation imposes stringent requirements applicable to processing personal data and provides for substantial penalties for noncompliance, and in the U.S., California and numerous other states have adopted comprehensive privacy laws, with other states considering such laws. Many jurisdictions around the world have passed or are considering laws and regulations relating to privacy, data protection, and cybersecurity, including laws that impose cross-border data transfer restrictions and require certain personal data to be maintained on local servers.

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

Difficulties in the integration of the acquired business may include consolidating the operations, processes, and systems of the acquired business, retaining and motivating key management and employees, and integrating existing business relationships with suppliers and customers. Even if integration is successful, the financial and operational results may differ materially from our assumptions and forecasts due to unforeseen expenses, delays, conditions, and liabilities. Evolving regulations such as changes in tax, trade, environmental, labor, safety, payroll, or pension policies could increase the expected costs of acquisitions, and fluctuations in foreign currency exchange rates may impact the agreed upon purchase price. In addition, we may incur unanticipated costs or expenses following an acquisition, including post-closing asset impairment charges, expenses associated with eliminating duplicate facilities, and other liabilities.

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

We also may make strategic divestitures from time to time. We may experience difficulty separating out portions of, or entire, businesses, incur loss of revenue or experience negative impact on margins, or we may not achieve the desired strategic and financial benefits. In addition, these types of transactions may result in continued financial involvement in the divested businesses, such as through guarantees or other financial arrangements, following the transaction, or we may remain liable for certain matters. We are not likely to have the same level of control over the divested business, and the performance of those divested businesses could affect our future financial results through additional payment obligations, higher costs or asset write-downs, any of which could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

Our restructuring activities may reduce our profitability, and may not have the intended effects.

From time to time, we have implemented restructuring and other actions designed to reduce structural costs, improve operational efficiency, and position the Company for long-term profitable growth. Historically, our restructuring activities have included workforce management and other restructuring charges related to acquired businesses. Further, we may decide to implement restructuring or alignment activities in the future, which may involve, among other things, closing plants, moving production lines, or making additions, reductions, or other changes to our management or workforce. These restructuring and/or alignment activities generally result in charges and expenditures that may adversely affect our financial results for one or more periods.

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

We use hazardous materials and/or regulated materials in our manufacturing operations. We also own, operate, have acquired, and may in the future acquire facilities that were formerly owned and operated by others that used such materials. We are subject to a substantial number of costly regulations and we must conform our operations to applicable regulatory requirements in all countries in which we operate. The risk that a significant release of regulated materials has occurred in the past or will occur in the future cannot be completely eliminated or prevented. Accordingly, we cannot be certain that we will not incur additional material costs or liabilities as a result of complying with these requirements.

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

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Cybersecurity Risk Management and Strategy

We maintain a cybersecurity risk management program based upon the National Institute of Standards and Technology Cybersecurity framework to assess, identify, and manage cybersecurity risks. This program is designed to protect business continuity and preserve the confidentiality, integrity, and continued availability of our IT systems and infrastructure used in our business as well as the information that we own or is in our care, and is integrated into our overall enterprise risk management program.

We have established processes to evaluate and address cybersecurity risks on an ongoing basis. As part of our risk management program, we engage with external third parties to measure the effectiveness of our cybersecurity program through penetration tests, control assessments, tabletop exercises, and other related activities. Further, we have implemented a defense-in-depth strategy in which we utilize real-time 24/7 monitoring to identify anomalies, potential threats, and alerts. This cybersecurity strategy incorporates frameworks, policies, and practices designed to protect the privacy and security of our sensitive information, backed by a suite of security technologies and tools to implement and automate select security protections. We maintain cyber risk and related insurance policies as a measure of added protection.

We educate our members to raise awareness of cybersecurity threats. As part of our program, we maintain annual training for all members on cybersecurity standards and provide training on how to recognize and properly respond to phishing, social engineering schemes, and certain other cyber threats. We equip our members with a mechanism to easily report suspicious emails which are analyzed by our security systems and dedicated incident response team. “Test” phishing assessments are periodically sent to our members. Any failures trigger a retraining exercise if not properly reported. Also, we have specific and regular training for our IT and finance members, as well as our system administrators.

In addition, we maintain processes governing interconnections with third-party systems and we perform due diligence procedures before onboarding service providers with access to our systems or processing sensitive data on our behalf. This process includes a review of System and Organization Controls ("SOC") 1 and SOC 2 reports (as each such report is defined by the American Institute of Certified Public Accountants), ISO 27001 certifications, and Cybersecurity Maturity Model Certifications ("CMMC"), as well as reviewing penetration tests, conducting vulnerability tests, and administering security questionnaires and assessments.

We are not aware of having experienced risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, that have materially affected or are reasonably likely to materially affect us, including our business strategy, results of operations or financial condition. However, risks from cybersecurity threats, including but not limited to exploitation of vulnerabilities, ransomware, denial of service, supply chain attacks, or other similar threats may materially affect us, including our execution of business strategy, reputation, results of operations and/or financial condition. Nonetheless, our IT infrastructure, systems, networks, products, solutions, and services remain potentially vulnerable to numerous additional known or unknown threats. For more information about the cybersecurity risks we face, please refer to Item 1A, “Risk Factors,” in this annual report on Form 10-K, including the risk factor entitled “Our business and operations may be adversely affected by cybersecurity breaches or other information technology system or network interruptions or intrusions.”

Cybersecurity Governance

Our cybersecurity program is ultimately overseen by the Board of Directors. The Audit Committee has responsibility for the oversight of risk management activities related to cybersecurity and other information security and technology risks. Our cybersecurity program is implemented and administered by a dedicated team of internal and external cybersecurity professionals that conduct periodic control gap assessments, maturity assessments, and benchmarking against peers in the industry. The team has decades of experience with varied certifications and is led by our Chief Information Officer ("CISO"), who has over 17 years of experience as an IT professional and in cybersecurity and reports to our Vice President of IT. The CISO makes regular reports to senior management regarding the cybersecurity program. We also have a notification process for appropriate escalation of cyber incidents by members of our internal cybersecurity team to senior management as appropriate, including our Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer, and/or General Counsel, as well as to the Audit Committee. Management provides quarterly data protection and cybersecurity reports to the Audit Committee, as well as periodic reports to the full Board of Directors, which include information about cyber risk management, the cybersecurity risk environment, and the status of ongoing efforts to strengthen cybersecurity effectiveness.

Item 2 Properties

The following is a summary of our principal facilities as of September 30, 2024:

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

Item 3. Legal Proceedings

We are currently involved in pending or threatened litigation or other legal proceedings, investigations, claims and/or regulatory proceedings arising in the normal course of business, including, among others, those relating to product liability claims, employment matters, worker’s compensation claims, contractual disputes, product warranty claims, and alleged violations of various laws and regulations. We accrue for known individual matters using estimates of the most likely amount of loss where it believes that it is probable the matter will result in a loss when ultimately resolved and such loss is reasonably estimable.

While the outcome of pending claims, legal and regulatory proceedings, and investigations cannot be predicted with certainty, management believes that any liabilities that may result from these claims, proceedings and investigations will not have a material effect on our liquidity, financial condition, or results of operations.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Our common stock is listed on The NASDAQ Global Select Market and is traded under the symbol “WWD.” At November 25, 2024, there were approximately 600 holders of record.

Performance Graph

The following graph compares the cumulative 10-year total return to stockholders on our common stock relative to the cumulative total returns of the S&P Midcap 400 index and the S&P Industrials index. The graph shows total stockholder return assuming an investment of $100 (with reinvestment of all dividends) was made on September 30, 2014 in our common stock and in each of the two indexes and tracks relative performance through September 30, 2024. We have used a period of 10 years as we believe that our stock performance should be reviewed over a period that is reflective of our long-term business cycle.

	9/14	9/15	9/16	9/17	9/18	9/19	9/20	9/21	9/22	9/23	9/24
Woodward, Inc.	$100.00	$86.13	$133.33	$166.82	$175.06	$234.96	$175.77	$249.43	$178.04	$277.81	$385.92
S&P Midcap 400	100.00	101.40	116.94	137.42	156.95	153.04	149.73	215.13	182.33	210.62	267.03
S&P Industrials	100.00	96.35	115.37	141.16	156.94	159.12	161.23	207.92	179.08	223.11	303.18

The stock price performance included in this graph is not necessarily indicative of future stock price performance

Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

(In thousands, except share amounts)

	Total Number of Shares Purchased	Weighted Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares that may yet be Purchased under the Plans or Programs at Period End (1)
July 1, 2024 - July 31, 2024 (2)	177	$155.99	—	$295,189
August 1, 2024 - August 31, 2024 (2)	383,734	154.48	383,639	235,927
September 1, 2024 - September 30, 2024 (2)	161,157	165.98	161,139	209,181
(1)
In January 2024, the Board of Directors terminated the prior share repurchase authorization, which was nearing expiration, and concurrently authorized a new program for the repurchase of up to $600,000 of Woodward’s outstanding shares of common stock on the open market or in privately negotiated transactions over a three-year period ending in January 2027 (the “2024 Authorization”).
(2)
Under a trust established for the purposes of administering the Woodward Executive Benefit Plan (the "Executive Benefit Plan Trust"), 177 shares of common stock were acquired in July 2024, and 18 shares of common stock were acquired in August and September 2024, on the open market related to the deferral of compensation by certain eligible members of management who irrevocably elected to invest some or all of their deferred compensation in Woodward common stock. In addition, 76 shares of common stock were acquired in August 2024 on the open market related to the reinvestment of dividends for shares of treasury stock held for deferred compensation. Shares owned by the Executive Benefit Plan Trust, which is a separate legal entity, are included in "Treasury stock held for deferred compensation" in the Consolidated Balance Sheets.

Item 6. Reserved

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis should be read together with the Consolidated Financial Statements and Notes included in this report. Dollar and number of share amounts contained in this discussion and elsewhere in this Annual Report on Form 10-K are in thousands, except per share amounts. For a discussion of the 2023 Results of Operations, including a discussion of the financial results for the fiscal year ended September 30, 2023 compared to the fiscal year ended September 30, 2022, refer to Part I, Item 7 of our Form 10-K filed with the SEC on November 17, 2023.

OVERVIEW

We enhance the global quality of life and sustainability by optimizing energy use through improved efficiency and lower emissions. We are an independent designer, manufacturer, and service provider of control solutions for the aerospace and industrial markets. We design, produce, and service reliable, efficient, low-emission, and high-performance energy control products for diverse applications in challenging environments. We have production and assembly facilities primarily in the United States, Europe, and Asia, and promote our products and services through our worldwide locations.

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

Global Business Conditions

During fiscal year 2024, we saw significant sales growth and margin expansion. The compounding impacts of our focused efforts on operational excellence enabled us to increase output and capitalize on continued strong end market demand for our products and services across the aerospace and industrial markets. We continue to better align price to the value of our products which helps to mitigate the ongoing impacts of inflation.

We continue to monitor the macroeconomic environment as inflation, economic uncertainty, and supply chain challenges continue to impact certain aspects of our business. We remain committed to growth, operational excellence, and innovation to deliver long-term success and enhanced shareholder value. We are unable to predict the full extent to which macroeconomic factors will continue to adversely impact our business, including our operational performance, results of operations, cash flows, financial position, and the achievement of our strategic objectives. Such uncertainty may affect our ability to accurately predict our future performance and forecast our financial results.

BUSINESS ENVIRONMENT AND TRENDS

We serve the aerospace and industrial markets.

Aerospace Markets

Our aerospace products and systems are primarily used to provide propulsion, actuation, and motion control in both commercial and defense fixed-wing aircraft, rotorcraft, smart defense, and other defense systems.

Commercial and Civil Aircraft – The commercial aerospace markets experienced robust demand in fiscal year 2024 as a result of continued global air traffic growth. In response, aircraft operators are taking delivery of the newest generation aircraft models to meet the growing demand, replace aging aircraft, achieve greater fuel efficiency, and lower emissions. The delivery of the newest generation of aircraft is expected to favor our product offerings because we have more content on those aircraft. We expect production levels to continue to grow due to strong OEM order backlogs for the new aircraft models and continued demand supply imbalance. Demand in the widebody aviation market improved in fiscal year 2024 compared to recent years due to increasing production rates on the A350, A330neo, Boeing 787, and 777. We expect narrowbody deliveries to improve due to backlog associated with single aisle programs and planned production ramps in fiscal year 2025 as compared to fiscal year 2024.

We have content on the Airbus A220, A320neo, A330neo, Bell 429, Boeing 737 MAX, 777, 787, and Comac C919. We have been awarded content on the 777-9 and a variety of business jet platforms, among others.

We continue to explore opportunities on new engine and aircraft programs that are under consideration or have been recently announced and have been selected to provide rotary actuation solutions for the NASA and Boeing Transonic Truss-braced Wing (TTBW) X-66A aircraft demonstrator, which is testing a concept to reduce fuel burn for the next single aisle aircraft designs.

With the full return to service of the 737 MAX aircraft and increasing deliveries, initial provisioning sales related to the aircraft and the CFM LEAP engine accelerated during the first half of fiscal year 2024.

In February 2024, the Federal Aviation Administration (“FAA”) required a quality production plan from Boeing in response to several aircraft issues. As part of this quality production plan, the FAA is exercising enhanced oversight of Boeing, including a requirement that the FAA have approval authority for build rate increases on the 737 MAX. During fiscal year 2024, overall 737 MAX orders and demand have not changed significantly. In fiscal year 2024, the enhanced FAA oversight had a slightly negative impact on commercial OEM sales, but this was offset by price realization. In the event the FAA approves increases to Boeing's build rates, we anticipate initial provisioning sales would continue to increase in subsequent periods. In November 2024, Boeing's U.S. West Coast factory workers accepted a new contract offer, ending a seven-week strike that halted production of the 737 MAX as well as the 777. As a result of the work stoppage, our direct sales in fiscal year 2025 to Boeing have been negatively impacted. However, now that the strike has ended we expect that deliveries of the 737 MAX program will continue to increase in future periods and that the long-term demand for the aircraft has not changed. However, a prolonged depression of build rates of the Boeing 737 MAX could decrease our OEM and initial provisioning sales for the 737 MAX and CFM LEAP engines in the near term, which could have an adverse effect on our business results.

Defense – In recent years, the defense industry has been strong as budgetary allocations have generally increased since 2016. Ongoing global conflicts and preparation for near-peer threats are leading to higher global defense budgets. The U.S. National Defense Authorization Act ("NDAA") for fiscal year 2024 resulted in higher levels of funding for procurement, research and development, and maintenance, which supported our growth for fiscal year 2024. We expect defense research and development, procurement, and maintenance to increase in future years, which would be beneficial for us for future opportunities in defense markets. Our involvement with a wide variety of defense programs in fixed-wing aircraft, rotorcraft, and weapons systems has provided relative stability for our defense market sales, as some newer programs increase (e.g., F-35 Lightning II and T-7A Trainer), and some legacy programs decrease (e.g., F/A-18 E/F Super Hornet and V-22 Osprey). Other programs are relatively steady (e.g., KC-46A Tanker, UH-60 Black Hawk, and A-64 Apache helicopter programs) and some legacy programs, such as the F-15, should maintain or potentially increase production. Smart defense programs for which we have sales include the Joint Direct Attack Munition (“JDAM”), Small Diameter Bomb (“SDB”), and AIM-9X smart defense systems. During fiscal year 2024, we experienced significant growth in smart defense programs following multiple years of decline. We expect overall demand to increase in the near term for these weapons programs.

Aftermarket – Our commercial aftermarket business increased significantly in fiscal year 2024, as global air traffic continued to grow and initial provisioning sales have increased. In addition, our products have been selected for new aerospace platforms and our content has increased across existing platforms, which drives increased aftermarket sales. With the entry into service of single aisle aircraft (Boeing 737 MAX and Airbus A320neo), we have seen a significant increase in initial provisioning sales to the operators of these new aircraft. As aircraft production levels increase to accommodate rising passenger demand and to mitigate higher operating costs driven largely by higher fuel costs on older and less fuel-efficient aircraft, we expect airlines will retire older generation aircraft as they reach certain age thresholds (typically between twenty and twenty-five years). However, in the past few years, aircraft retirements have lagged historical levels because passenger demand has outpaced deliveries of the newest generation aircraft, forcing airlines to keep older generation legacy aircraft in service longer than anticipated. This has led to increased demand for repairs and spare parts for older engine programs remaining in service, consistent with air traffic growth. This dynamic applies to commercial aftermarket related to repairs and spare parts for mature legacy programs with large in-service fleets, such as the Airbus A320 and the Boeing 777.

Our defense aftermarket sales also increased significantly during fiscal year 2024 due to increased defense budgets resulting in operations and maintenance upgrades. Global conflicts and growing international demand for various other military programs continue to drive demand for operations of defense aircraft, including fighter jets, transports and both utility and attack rotorcraft, which are all supported by our products and systems. Although we expect variability, which is generally attributable to the cycling of various maintenance and upgrade programs, as well as actual usage, our outlook for the defense aftermarket is strong. This is due primarily to growing fleets, the service lives of existing military programs being extended, and increased demand for repairs and spare parts for older military aircraft programs remaining in service.

Industrial Markets

Our industrial products are used worldwide in various types of turbine and reciprocating engine-powered equipment, including electric power generation and distribution systems, ships, locomotives, compressors, pumps, and other mobile and industrial machines.

Power Generation – The demand for power generation, which consists mainly of heavy frame, aero derivative, and small industrial gas turbines, increased in fiscal year 2024 due to increased demand from power generation and process industries, particularly in North America, the Middle East, Asia, and more broadly in support of fixed generation capacity to backstop the growing renewable energy installed base. Start reliability, fuel flexibility, safety, and part-load efficiency are all key drivers of the power generation market as the conversion from coal to natural gas usage continues, and we believe we continue to be well positioned to meet these market needs on the existing and next generation turbines. We project continued growth as demand for electricity is expected to increase through global electrification and growing power consumption for data center applications. This overall global demand will primarily be met through a balance of renewable power sources and newer industrial gas turbines for which we have been awarded increased content.

Transportation – Our key markets for transportation include compressed natural gas and liquefied natural gas trucks in Asia, mining, and commercial and defense marine markets. While full year sales in our on-highway natural gas truck business in China increased significantly as compared to fiscal year 2023, we saw a material decline in this business from the first half of fiscal year 2024 to the second half due to the deteriorating Chinese economy, a narrower natural gas to diesel spread, and elevated customer inventory levels. In fiscal year 2025, we expect a decline in demand in our on-highway natural gas trucks business in China as compared to fiscal year 2024, and future demand remains uncertain due to the volatility of this business. In global marine markets, demand in fiscal year 2024 increased due to increased ship build rates and higher ship utilization, driving current and future aftermarket activity. Both commercial and defense marine customers continue to launch additional projects to support new programs or modernize fleets, including incorporating alternative fuels capability, which should drive expanded OEM and service opportunities, as multi-fuel engines contain more of our content.

Oil and Gas – During fiscal year 2024, we experienced decreased demand due to decreased domestic rig counts and the decrease in global oil and gas prices. We expect market share gains by our customers and increased scope on the next generation reciprocating engines as energy policies in some countries encourage the use of compressed natural gas, liquefied natural gas, and other alternative fuels over carbon-rich petroleum fuels, which we expect will drive increased demand for our alternative fuel clean engine control technologies. Additionally, due to increased demand for fuel flexibility as well as natural gas price variability and global supply chain disruptions, power plant operations have transitioned to higher dual fuel use, thereby increasing the demand for our liquid fuel system and related products.

RESULTS OF OPERATIONS

Financial Highlights

	Year Ended September 30,
	2024	2023
Net sales:
Aerospace segment	$2,028,618	$1,768,103
Industrial segment	1,295,631	1,146,463
Consolidated net sales	$3,324,249	$2,914,566

Earnings:
Aerospace segment	$385,360	$290,104
Segment earnings as a percent of segment net sales	19.0%	16.4%
Industrial segment	$229,857	$161,622
Segment earnings as a percent of segment net sales	17.7%	14.1%
Consolidated net earnings	$372,971	$232,368
Adjusted net earnings	$379,136	$258,576

Effective tax rate	17.8%	15.7%
Adjusted effective tax rate	18.0%	16.8%
Consolidated diluted earnings per share	$6.01	$3.78
Consolidated adjusted diluted earnings per share	$6.11	$4.21

Earnings before interest and taxes ("EBIT")	$495,472	$320,915
Adjusted EBIT	$503,615	$355,791
Earnings before interest, taxes, depreciation, and amortization ("EBITDA")	$611,642	$440,658
Adjusted EBITDA	$619,785	$475,534

Adjusted net earnings, adjusted earnings per share, adjusted effective tax rate, EBIT, adjusted EBIT, EBITDA, adjusted EBITDA, and free cash flow, are non-U.S. GAAP financial measures. A description of these measures as well as a reconciliation of these non-U.S. GAAP financial measures to the closest U.S. GAAP financial measures can be found under the caption “Non-U.S. GAAP Measures” in this Item 7 – Management’s Discussion and Analysis of Financial Conditions and Results of Operations.

Liquidity Highlights

Net cash provided by operating activities for fiscal year 2024 was $439,089, compared to $308,543 for fiscal year 2023. The increase in net cash provided by operating activities in fiscal year 2024 compared to fiscal year 2023 is primarily attributable to increased earnings and improved working capital.

For fiscal year 2024, free cash flow was $342,809, compared to $232,043 for fiscal year 2023. We define free cash flow as net cash flows from operating activities less payments for property, plant, and equipment. The increase in free cash flow for fiscal year 2024 as compared to the prior fiscal year was primarily due to increased earnings and improved working capital, partially offset by higher capital expenditures.

At September 30, 2024, we held $282,270 in cash and cash equivalents and had total outstanding debt of $872,470 with additional borrowing availability of $775,136, net of outstanding letters of credit, under our revolving credit agreement. At September 30, 2024, we also had additional borrowing capacity of $19,771 under various foreign lines of credit and foreign overdraft facilities.

Consolidated Statements of Earnings and Other Selected Financial Data

The following table sets forth consolidated statements of earnings data as a percentage of net sales for each period indicated:

	Year Ended September 30,
	2024	% of Net Sales	2023	% of Net Sales
Net sales	$3,324,249	100%	$2,914,566	100%
Costs and expenses:
Cost of goods sold	2,447,770	73.6	2,236,983	76.8
Selling, general, and administrative expenses	307,499	9.3	269,692	9.3
Research and development costs	140,676	4.2	132,095	4.5
Restructuring charges	—	—	5,172	0.2
Interest expense	47,959	1.4	47,898	1.6
Interest income	(6,458)	(0.2)	(2,751)	(0.1)
Other (income) expense, net	(67,168)	(2.0)	(50,291)	(1.7)
Total costs and expenses	2,870,278	86.3	2,638,798	90.5
Earnings before income taxes	453,971	13.7	275,768	9.5
Income tax expense	81,000	2.4	43,400	1.5
Net earnings	$372,971	11.2	$232,368	8.0

Other select financial data:

	September 30, 2024	September 30, 2023
Working capital	$820,101	$852,256
Total debt	872,470	721,526
Total stockholders' equity	2,176,416	2,070,989

2024 RESULTS OF OPERATIONS

2024 Net Sales Compared to 2023

Consolidated net sales for fiscal year 2024 increased by $409,683, or 14.1%, compared to fiscal year 2023.

Details of the changes in consolidated net sales are as follows:

Consolidated net sales for the year ended September 30, 2023	$2,914,566
Aerospace volume	126,480
Industrial volume	71,521
Effects of changes in price	214,682
Effects of changes in foreign currency rates	(3,000)
Consolidated net sales for the year ended September 30, 2024	$3,324,249

In the Aerospace segment, the increase in net sales for fiscal year 2024 as compared to fiscal year 2023 was primarily attributable to price realization, as well as increases in both commercial and defense aftermarket due to higher aircraft utilization.

In the Industrial segment, the increase in net sales for fiscal year 2024 as compared to fiscal year 2023 was primarily attributable to growth in transportation, particularly in the on-highway natural gas truck business in China, price realization, and strong sales in power generation, partially offset by a decrease in oil and gas sales.

2024 Costs and Expenses Compared to 2023

Cost of goods sold increased by $210,787 to $2,447,770 for fiscal year 2024, from $2,236,983 for fiscal year 2023. The increase in cost of goods sold on an absolute basis in fiscal year 2024 compared to the prior fiscal year was primarily due to higher sales volume and net inflationary impacts on material and labor costs.

Gross margin (as measured by net sales less cost of goods sold, divided by net sales) was 26.4% for fiscal year 2024, compared to 23.2% for fiscal year 2023. The increase in gross margin for fiscal year 2024 is primarily attributable to price realization and higher sales volume, partially offset by net inflationary impacts on material and labor.

Selling, general and administrative expenses increased by $37,807, or 14.0%, to $307,499 for fiscal year 2024, compared to $269,692 for fiscal year 2023. Selling, general, and administrative expenses as a percentage of net sales were flat at 9.3% for fiscal year 2024 and fiscal year 2023. The increase in selling, general, and administrative expenses on an absolute basis for fiscal year 2024 as compared to prior fiscal year is primarily due to increased members, increased annual variable incentive compensation costs, and increased expenses relating to business development activities.

Research and development costs increased by $8,581, or 6.5%, to $140,676 for fiscal year 2024, as compared to $132,095 for fiscal year 2023. The increase in research and development costs on an absolute basis for fiscal year 2024 as compared to the prior fiscal year is primarily due to variability in the timing of projects and expenses. Research and development costs as a percentage of net sales decreased to 4.2% for fiscal year 2024, as compared to 4.5% for fiscal year 2023. The decrease in research and development costs as a percentage of net sales for fiscal year 2024 as compared to the prior fiscal year is primarily due to net sales increases in fiscal year 2024 compared to fiscal year 2023. Our research and development activities extend across both our operating segments and almost all of our customer base, and we anticipate ongoing variability in research and development costs due to the timing of customer business needs on current and future programs.

Interest expense remained flat at $47,959, or 1.4% of net sales for fiscal year 2024, compared to $47,898 or 1.6% of net sales for fiscal year 2023. Interest expense remained flat for fiscal year 2024 primarily due to consistent borrowings and interest rates on our revolving credit agreement as compared to the prior fiscal year.

Other income, net was $67,168 for fiscal year 2024, compared to $50,291 for fiscal year 2023. The increase in other income in fiscal year 2024 compared to fiscal year 2023 was primarily attributable to increased earnings of the JV and a non-recurring gain related to a previous acquisition that was recognized during the current fiscal year.

Income taxes were provided at an effective rate on earnings before income taxes of 17.8% for fiscal year 2024, compared to 15.7% for fiscal year 2023. The increase in the effective tax rate for fiscal year 2024 compared to fiscal year 2023 is primarily attributable to a smaller research and development credit, smaller net excess income tax benefit from stock-based compensation as a percent of current year earnings, fewer resolutions of tax items with taxing authorities, and increased return to provision items, partially offset by smaller current fiscal year projected future withholding taxes on unremitted earnings.

Segment Results

The following table presents sales by segment:

	Year Ended September 30,
	2024		2023
Net sales:
Aerospace	$2,028,618	61.0%	$1,768,103	60.7%
Industrial	1,295,631	39.0%	1,146,463	39.3%
Consolidated net sales	$3,324,249	100%	$2,914,566	100%

The following table presents earnings by segment and reconciles segment earnings to consolidated net earnings:

	Year Ended September 30,
	2024	2023
Aerospace	$385,360	$290,104
Industrial	229,857	161,622
Nonsegment expenses	(119,745)	(130,811)
Interest expense, net	(41,501)	(45,147)
Consolidated earnings before income taxes	453,971	275,768
Income tax expense	81,000	43,400
Consolidated net earnings	$372,971	$232,368

The following table presents segment earnings as a percent of segment net sales:

	Year Ended September 30,
	2024	2023
Aerospace	19.0%	16.4%
Industrial	17.7%	14.1%

2024 Segment Results Compared to 2023

Aerospace

Aerospace segment net sales increased by $260,515, or 14.7% to $2,028,618 for fiscal year 2024, compared to $1,768,103 for fiscal year 2023. Segment net sales increased for fiscal year 2024 as compared to fiscal year 2023 primarily due to price realization and increases in both commercial and defense aftermarket volumes due to higher aircraft utilization.

Defense OEM sales increased in fiscal year 2024 compared to prior fiscal year, primarily driven by the increased demand for smart defense. Our defense aftermarket sales increased in fiscal year 2024 compared to the prior fiscal year, primarily driven by increased output and supply chain stabilization.

Aerospace segment earnings increased by $95,256, or 32.8%, to $385,360 for fiscal year 2024, compared to $290,104 for fiscal year 2023.

The net increase in Aerospace segment earnings for fiscal year 2024 was due to the following:

Earnings for the period ended September 30, 2023	$290,104
Sales volume	49,469
Price, sales mix, inflation, and productivity	62,989
Other, net	(17,202)
Earnings for the period ended September 30, 2024	$385,360

Aerospace segment earnings as a percentage of segment net sales were 19.0% for fiscal year 2024 and 16.4% for fiscal year 2023.

Industrial

Industrial segment net sales increased by $149,168, or 13.0%, to $1,295,631 for fiscal year 2024, compared to $1,146,463 for fiscal year 2023. The increase in Industrial segment net sales in fiscal year 2024 as compared to the prior fiscal year was primarily attributable to growth in transportation, particularly in the on-highway natural gas truck business in China, price realization, and strong sales in power generation, partially offset by a decrease in oil and gas sales.

Industrial segment earnings increased by $68,235, or 42.2%, to $229,857 for fiscal year 2024, compared to $161,622 for fiscal year 2023.

The net increase in Industrial segment earnings for fiscal year 2024 was due to the following:

Earnings for the period ended September 30, 2023	$161,622
Sales volume	17,281
Price, sales mix, inflation, and productivity	72,197
Other, net	(21,243)
Earnings for the period ended September 30, 2024	$229,857

Industrial segment earnings as a percentage of segment net sales were 17.7% for fiscal year 2024, compared to 14.1% for fiscal year 2023. Industrial earnings in fiscal year 2024 benefited significantly from increases in transportation due to increased demand for on-highway natural gas trucks in China, as well as operational improvements including increased output and other efficiency gains.

We expect significant sales and earnings decreases in our China on-highway natural gas truck business in fiscal year 2025 as compared to fiscal year 2024 due to the deteriorating local Chinese economy, a narrower natural gas to diesel spread, and elevated customer inventory levels. Future demand remains uncertain due to the volatility of this business.

Nonsegment

Nonsegment expenses decreased by $11,066 to $119,745 for fiscal year 2024, compared to $130,811 for fiscal year 2023. The decrease in nonsegment expenses is primarily due to significant costs that occurred in fiscal year 2023 that did not reoccur in fiscal year 2024.

The significant costs that impacted nonsegment expense are as follows:

	Year Ended September 30,
	2024	2023
Nonsegment expenses	$(119,745)	$(130,811)
Non-recurring gain related to a previous acquisition	(4,803)	—
Business development activities	5,902	—
Non-recurring charge related to a previous acquisition	4,378	—
Certain non-restructuring separation costs	2,666	2,208
Specific charge for excess and obsolete inventory	—	11,995
Product rationalization	—	10,504
Restructuring charges	—	5,172
Non-recurring charge related to customer collections	—	4,997
Nonsegment expenses excluding infrequent significant charges	$(111,602)	$(95,935)

Excluding these charges in the above table, nonsegment expenses increased $15,667 in fiscal year 2024 as compared to the prior fiscal year, primarily due to increased annual variable incentive compensation costs.

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

Our total cash and cash equivalents were $282,270 at September 30, 2024 and $137,447 at September 30, 2023, and our working capital was $820,101 at September 30, 2024 and $852,256 at September 30, 2023. Of the cash and cash equivalents held at September 30, 2024, $279,070 was held by our foreign locations. We are not presently aware of any significant restrictions on the repatriation of these funds, although a portion is considered indefinitely reinvested in certain foreign subsidiaries. If these funds were needed to fund our operations or satisfy obligations in the United States, then they could be repatriated and their repatriation into the United States may cause us to incur additional U.S. income taxes or foreign withholding taxes. Any additional U.S. taxes could be offset, in part or in whole, by foreign tax credits. The amount of such taxes and application of tax credits would be dependent on the income tax laws and other circumstances at the time these amounts are repatriated. Based on these variables, it is impractical to determine the income tax liability that might be incurred if these funds were to be repatriated.

Our revolving credit facility, as amended, provides a borrowing capacity of up to $1,000,000 with the option to increase total available borrowings to up to $1,500,000, subject to lenders’ participation. We can borrow against our revolving credit facility as long as we are in compliance with all of our debt covenants. We believe we were in compliance with all our debt covenants as of September 30, 2024. Borrowings under the revolving credit facility can be made in U.S. dollars or in foreign currencies other than the U.S. dollar provided that the U.S. dollar equivalent of any foreign currency borrowings and U.S. dollar borrowings does not, in total, exceed the borrowing capacity of the revolving credit facility. Historically, we have used borrowings under our revolving credit facilities to meet certain short-term working capital needs, as well as for strategic uses, including repurchases of our common stock, payments of dividends, acquisitions, and facility expansions.

In addition to our revolving credit facility, we have various foreign credit facilities, some of which are tied to net amounts on deposit at certain foreign financial institutions. These foreign credit facilities are reviewed annually for renewal. We use borrowings under these foreign credit facilities to finance certain local operations on a periodic basis. For further discussion of our revolving credit facility and our other credit facilities, see Note 15, Credit facilities, short-term borrowings, and long-term debt in the Notes to the Consolidated Financial Statements in Part II, Item 8 of this Form 10-K.

At September 30, 2024, we had total outstanding debt of $872,470 consisting of various series of unsecured notes due between 2025 and 2033, and amounts borrowed under our revolving credit facility, and our finance leases.

At September 30, 2024, we had additional borrowing availability of $775,136 under our revolving credit facility, net of outstanding letters of credit, and additional borrowing availability of $19,771 under various foreign credit facilities.

At September 30, 2024, we had $217,000 outstanding amount borrowed under our revolving credit facility. Revolving credit facility and short-term borrowing activity during the fiscal year ended September 30, 2024 were as follows:

Maximum daily balance during the period	$387,100
Average daily balance during the period	$225,025
Weighted average interest rate on average daily balance	5.96%

We believe we were in compliance with all our debt covenants as of September 30, 2024. See Note 15, Credit facilities, short-term borrowings, and long-term debt in the Notes to the Consolidated Financial Statements in “Item 8 – Financial Statements and Supplemental Data,” for more information about our covenants.

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

Cash Flows

	Year Ended September 30,
	2024	2023
Net cash provided by operating activities	$439,089	$308,543
Net cash used in investing activities	(89,217)	(73,551)
Net cash used in financing activities	(218,047)	(196,473)
Effect of exchange rate changes on cash and cash equivalents	12,998	(8,916)
Net change in cash and cash equivalents	144,823	29,603
Cash and cash equivalents at beginning of year	137,447	107,844
Cash and cash equivalents at end of year	$282,270	$137,447

2024 Cash Flows Compared to 2023

Net cash flows provided by operating activities for fiscal year 2024 was $439,089, compared to $308,543 for fiscal year 2023. The increase in net cash provided by operating activities in fiscal year 2024 compared to fiscal year 2023 is primarily attributable to increased earnings and improved working capital.

Net cash flows used in investing activities for fiscal year 2024 was $89,217, compared to $73,551 in fiscal year 2023. The increase in cash used in investing activities in fiscal year 2024 compared to fiscal year 2023 is primarily due to increased payments for property, plant, and equipment.

Net cash flows used in financing activities for fiscal year 2024 was $218,047, compared to $196,473 in fiscal year 2023. The increase in net cash flows used in financing activities in fiscal year 2024 compared to fiscal year 2023 was attributable to the increase in repurchases of common stock partially offset by a change in net debt borrowings as compared to payments. During fiscal year 2024, we made $390,819 of cash repurchases of common stock, compared to $126,380 of cash repurchases of common stock during fiscal year 2023. During fiscal year 2024, we had net debt borrowings in the amount of $141,183, compared to net debt payments in the amount of $67,579 in fiscal year 2023.

Non-U.S. GAAP Financial Measures

Adjusted net earnings, adjusted earnings per share, adjusted effective tax rate, EBIT, adjusted EBIT, EBITDA, adjusted EBITDA, and free cash flow, are financial measures not prepared and presented in accordance with U.S. GAAP. However, we believe these non-U.S. GAAP financial measures provide additional information that enables readers to evaluate our business from the perspective of management.

Earnings based non-U.S. GAAP financial measures

Adjusted net earnings is defined by the Company as net earnings excluding, as applicable, (i) a non-recurring gain related to a previous acquisition, (ii) costs related to business development activities, (iii) a non-recurring charge related to a previous acquisition, (iv) certain non-restructuring separation costs, (v) a specific charge for excess and obsolete inventory, (vi) product rationalization, (vii) a non-recurring charge related to customer collections, and (viii) restructuring charges. The product rationalization adjustment pertains to a non-recurring write-off of inventory and assets related to the elimination of certain product lines. The specific charge for excess and obsolete inventory pertains to a non-recurring process change that resulted in the identification and write down of certain excess inventory unrelated to product rationalization. The non-recurring charge related to customer collections pertains to a discrete process issue that was identified and corrected. The Company believes that these excluded items are short-term in nature, not directly related to the ongoing operations of the business and therefore, the exclusion of them illustrates more clearly how the underlying business of Woodward is performing. Management uses adjusted net earnings to evaluate the Company’s performance excluding these infrequent or unusual period expenses that are not necessarily indicative of the Company’s operating performance for the period. Management defines adjusted earnings per share as adjusted net earnings, as defined above, divided by the weighted-average number of diluted shares of common stock outstanding for the period. Management uses both adjusted net earnings and adjusted earnings per share when comparing operating performance to other periods which may not have similar infrequent or unusual charges.

The reconciliation of net earnings and earnings per share to adjusted net earnings and adjusted earnings per share, respectively, for the fiscal years ended and are shown in the table below:

	Year Ended September 30,
	2024		2023
	Net Earnings	Earnings Per Share	Net Earnings	Earnings Per Share
Net earnings (U.S. GAAP)	$372,971	$6.01	$232,368	$3.78
Non-U.S. GAAP adjustments, net of tax:
Non-recurring gain related to a previous acquisition	(3,433)	(0.06)	—	—
Business development activities	4,456	0.07	—	—
Non-recurring charge related to a previous acquisition	3,129	0.05	—	—
Certain non-restructuring separation costs	2,013	0.04	1,661	0.03
Specific charge for excess and obsolete inventory	—	—	9,016	0.15
Product rationalization	—	—	7,896	0.13
Non-recurring charge related to customer collections	—	—	3,761	0.06
Restructuring charges	—	—	3,874	0.06
Total non-U.S. GAAP adjustments	6,165	0.10	26,208	0.43
Adjusted net earnings (Non-U.S. GAAP)	$379,136	$6.11	$258,576	$4.21

Management uses EBIT to evaluate our performance without financing and tax related considerations, as these elements may not fluctuate with operating results. Management uses EBITDA in evaluating our operating performance, making business decisions, including developing budgets, managing expenditures, forecasting future periods, and evaluating capital structure impacts of various strategic scenarios. Securities analysts, investors and others frequently use EBIT and EBITDA in their evaluation of companies, particularly those with significant property, plant, and equipment, and intangible assets subject to amortization. The Company believes that EBIT and EBITDA are useful measures to the investor when measuring operating performance as they eliminate the impact of financing and tax expenses, which are non-operating expenses and may be driven by factors outside of our operations, such as changes in tax laws or regulations, and, in the case of EBITDA, the noncash charges associated with depreciation and amortization. Further, as interest from financing, income taxes, depreciation, and amortization can vary dramatically between companies and between periods, management believes that the removal of these items can improve comparability.

Adjusted EBIT and adjusted EBITDA represent further non-U.S. GAAP adjustments to EBIT and EBITDA, in each case adjusted to exclude, as applicable, (i) a non-recurring gain related to a previous acquisition, (ii) costs related to business development activities, (iii) a non-recurring charge related to a previous acquisition, (iv) certain non-restructuring separation costs, (v) a specific charge for excess and obsolete inventory, (vi) product rationalization, (vii) a non-recurring charge related to customer collections, and (viii) restructuring charges. The product rationalization adjustment pertains to a non-recurring write-off of inventory and assets related to the elimination of certain product lines. The specific charge for excess and obsolete inventory pertains to a non-recurring process change that resulted in the identification and write down of certain excess inventory unrelated to product rationalization. The non-recurring charge related to customer collections pertains to a discrete process issue that was identified and corrected. As these charges are infrequent or unusual items that can be variable from period to period and do not fluctuate with operating results, management believes that by removing these gains and charges from EBIT and EBITDA it improves comparability of past, present, and future operating results and provides consistency when comparing EBIT and EBITDA between periods.

EBIT and adjusted EBIT reconciled to net earnings were as follows:

	Year Ended September 30,
	2024	2023
Net earnings (U.S. GAAP)	$372,971	$232,368
Income tax expense	81,000	43,400
Interest expense	47,959	47,898
Interest income	(6,458)	(2,751)
EBIT (Non-U.S. GAAP)	495,472	320,915
Non-U.S. GAAP adjustments:
Non-recurring gain related to a previous acquisition	(4,803)	—
Business development activities	5,902	—
Non-recurring charge related to a previous acquisition	4,378	—
Certain non-restructuring separation costs	2,666	2,208
Specific charge for excess and obsolete inventory	—	11,995
Product rationalization	—	10,504
Non-recurring charge related to customer collections	—	4,997
Restructuring charges	—	5,172
Total non-U.S. GAAP adjustments	8,143	34,876
Adjusted EBIT (Non-U.S. GAAP)	$503,615	$355,791

EBITDA and adjusted EBITDA reconciled to net earnings were as follows:

	Year Ended September 30,
	2024	2023
Net earnings (U.S. GAAP)	$372,971	$232,368
Income tax expense	81,000	43,400
Interest expense	47,959	47,898
Interest income	(6,458)	(2,751)
Amortization of intangible assets	33,592	37,589
Depreciation expense	82,578	82,154
EBITDA (Non-U.S. GAAP)	611,642	440,658
Non-U.S. GAAP adjustments:
Non-recurring gain related to a previous acquisition	(4,803)	—
Business development activities	5,902	—
Non-recurring charge related to a previous acquisition	4,378	—
Certain non-restructuring separation costs	2,666	2,208
Specific charge for excess and obsolete inventory	—	11,995
Product rationalization	—	10,504
Non-recurring charge related to customer collections	—	4,997
Restructuring charges	—	5,172
Total non-U.S. GAAP adjustments	8,143	34,876
Adjusted EBITDA (Non-U.S. GAAP)	$619,785	$475,534

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

The use of this non-U.S. GAAP financial measures is not intended to be considered in isolation of, or as substitutes for, the financial information prepared and presented in accordance with U.S. GAAP. Free cash flow does not necessarily represent funds available for discretionary use and are not necessarily a measure of our ability to fund our cash needs. Our calculation of free cash flow may differ from similarly titled measures used by other companies, limiting their usefulness as a comparative measure.

Free cash flow was as follows:

	Year Ended September 30,
	2024	2023
Net cash provided by operating activities (U.S. GAAP)	$439,089	$308,543
Payments for property, plant and equipment	(96,280)	(76,500)
Free cash flow (Non-U.S. GAAP)	$342,809	$232,043

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

Inventories

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

The carrying value of inventory was $609,092 at September 30, 2024 and $517,843 at September 30, 2023. If economic conditions, customer product requirements, or other factors significantly reduce future customer demand for our products from forecast levels, then future adjustments to the carrying value of inventory may become necessary. We attempt to maintain inventory quantities at levels considered necessary to fill firm and expected orders in a reasonable time frame, which we believe mitigates our exposure to future inventory carrying cost adjustments.

Reviews for impairment of goodwill and other indefinitely lived intangible assets

Goodwill

At September 30, 2024, we had $806,643 of goodwill representing approximately 18% of our total assets. Goodwill is tested for impairment at the reporting unit level on an annual basis and more often if an event occurs or circumstances change that indicate the fair value of a reporting unit may be below its carrying amount.

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

During the fourth quarter, we completed our annual goodwill impairment test as of July 31, 2024 for the fiscal year ended September 30, 2024. The results of our annual goodwill impairment test performed as of July 31, 2024, indicated the estimated fair value of each reporting unit was in excess of its carrying value, and accordingly, no impairment existed.

Indefinitely lived intangible asset

We have one indefinitely lived intangible asset consisting of the Woodward L’Orange trade name. At September 30, 2024, the carrying value of the Woodward L’Orange trade name intangible asset was $64,751, representing approximately 1% of our total assets. The Woodward L’Orange trade name intangible asset is tested for impairment on an annual basis and more often if an event occurs or circumstances change that indicate the fair value of the Woodward L’Orange intangible asset may be below its carrying amount. The impairment test consists of comparing the fair value of the Woodward L’Orange trade name intangible asset, determined using discounted cash flows based on the relief from royalty method under the income approach, with its carrying amount. If the carrying amount of the Woodward L’Orange trade name intangible asset exceeds its fair value, an impairment loss would be recognized to reduce the carrying amount to its fair value. We have not recorded any impairment charges associated with the indefinitely lived intangible asset.

During the fourth quarter, we completed the annual impairment test, for the fiscal year ended September 30, 2024, of the Woodward L’Orange trade name intangible asset as of July 31, 2024. The results of the annual impairment test performed as of July 31, 2024 indicated the estimated fair value of the Woodward L’Orange trade name intangible asset was in excess of its carrying value, and accordingly, no impairment existed.

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

Our provision for income taxes is subject to volatility and could be affected by earnings that are different than those anticipated in countries which have lower or higher tax rates; by transfer pricing adjustments; and/or changes in tax laws, regulations, and accounting principles, including accounting for uncertain tax positions, or interpretations thereof. There can be no assurance that these items will remain stable over time. Additionally, we record through income tax expense all future excess tax benefits and tax deficiencies from stock options exercised. This creates unpredictable volatility in the effective tax rate because the additional expense or benefit recognized each quarter is based on the timing of the employee’s election to exercise any vested stock options outstanding, which is outside our control, and the market price of our shares at the time of exercise, which is subject to market volatility.

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

The Organization for Economic Cooperation and Development ("OECD") introduced Base Erosion and Profit Shifting Pillar Two rules that impose a global minimum tax rate of 15%. Numerous countries have enacted or are expected to enact legislation to be effective for Woodward as early as October 1, 2024, with general implementation of a global minimum tax for Woodward by October 1, 2025. There remains uncertainty as to the final Pillar Two model rules. We do not expect a material impact to our effective tax rate or cash flows based on currently enacted legislation and will continue to closely monitor evolving legislation and guidance that could change our current assessment.

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

The percentages of our net sales denominated in a currency other than the USD were as follows:

	For the Year Ended September 30,
	2024	2023
Functional currency:
EUR	14.1%	14.8%
RMB	8.7%	6.3%
JPY	2.3%	2.4%
GBP	2.0%	2.1%
All other foreign currencies	2.7%	2.9%
	29.8%	28.5%

Currency exchange rates vary daily and often one currency strengthens against the USD while another currency weakens. Because of the complex interrelationship of our worldwide supply chains and distribution channels, it is difficult to quantify the impact of a particular change in exchange rates.

We use derivative instruments as risk management tools that involve complexity and are not used for trading or speculative purposes. From time to time, we will enter into a foreign currency exchange rate contract to hedge against changes in foreign currency exchange rates on liabilities expected to be settled at a future date. Market risk arises from the potential adverse effects on the value of derivative instruments that result from a change in foreign currency exchange rates. We minimize this market risk by establishing and monitoring parameters that limit the types of, and degree to which we enter into, derivative instruments. We enter into derivative instruments for risk management purposes only. We do not enter into or issue derivatives for trading or speculative purposes. As of September 30, 2024 and 2023, we had no open foreign currency exchange rate contracts and all previous exchange rate derivative instruments were settled or terminated.

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

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Woodward, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Woodward, Inc. and subsidiaries (the "Company") as of September 30, 2024 and 2023, the related consolidated statements of earnings, comprehensive earnings, cash flows, and stockholders' equity for each of the three years in the period ended September 30, 2024, and the related notes (collectively referred to as the "financial statements"). We also have audited the Company’s internal control over financial reporting as of September 30, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2024, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

Basis for Opinions

The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Intangible Assets, net – Trade name — Refer to Notes 1 and 14 to the financial statements

Critical Audit Matter Description

The Company has one indefinite-lived intangible asset consisting of the Woodward L’Orange trade name (“trade name”). As of September 30, 2024, the carrying value of the trade name is $64.8 million. The trade name is tested for impairment on an annual basis and more often if an event occurs or circumstances change that indicate the fair value of the trade name may be below its carrying amount. The Company completed its annual impairment test of the trade name as of July 31, 2024. The results of the impairment test indicated the estimated fair value of the trade name was in excess of its carrying value and, accordingly, no impairment existed.

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

•
With the assistance of our fair value specialists, we evaluated the reasonableness of the discount rate, terminal growth rate, and royalty rate by:
o
Testing the source information underlying the determination of the discount rate, terminal growth rate, and royalty rate and recalculating the mathematical accuracy of management’s calculation of the discount rate
o
Developing a range of independent estimates of the discount rate and terminal growth rate based on market inputs and comparing those to the discount and terminal growth rates selected by management
o
Comparing the royalty rate from comparable licensing agreements to the rate selected by management
•
Searching for any events which could adversely impact the fair value of the brand.
•
We evaluated the reasonableness of management’s projected revenue growth rates by:
o
Comparing management’s projections to:
▪
Historical revenue results for Woodward L’Orange
▪
Internal communications to management and the board of directors
▪
Analyst and industry reports
▪
Peer company forecasts
o
Considering the impact of changes in management’s projections from the July 31, 2024 annual assessment date to September 30, 2024 by comparing actual results for the period to management projections within the original valuation model.
•
We evaluated whether a triggering event existed subsequent to management’s impairment testing date through the balance sheet date.

/s/ DELOITTE & TOUCHE LLP

Denver, Colorado

November 26, 2024

We have served as the Company's auditor since 2008.

WOODWARD, INC.

CONSOLIDATED STATEMENTS OF EARNINGS

(In thousands, except per share amounts)

	Year Ended September 30,
	2024	2023	2022
Net sales	$3,324,249	$2,914,566	$2,382,790
Costs and expenses:
Cost of goods sold	2,447,770	2,236,983	1,857,485
Selling, general and administrative expenses	307,499	269,692	203,005
Research and development costs	140,676	132,095	119,782
Restructuring activities	—	5,172	(3,420)
Interest expense	47,959	47,898	34,545
Interest income	(6,458)	(2,751)	(1,814)
Other (income) expense, net	(67,168)	(50,291)	(26,691)
Total costs and expenses	2,870,278	2,638,798	2,182,892
Earnings before income taxes	453,971	275,768	199,898
Income tax expense	81,000	43,400	28,200
Net earnings	$372,971	$232,368	$171,698

Earnings per share:
Basic earnings per share	$6.21	$3.88	$2.79
Diluted earnings per share	$6.01	$3.78	$2.71

Weighted Average Common Shares Outstanding:
Basic	60,076	59,908	61,517
Diluted	62,084	61,482	63,254

See accompanying Notes to Consolidated Financial Statements

WOODWARD, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS

(In thousands)

	Year Ended September 30,
	2024	2023	2022
Net earnings	$372,971	$232,368	$171,698

Other comprehensive earnings:
Foreign currency translation adjustments	30,311	21,180	(63,026)
Net (loss) gain on foreign currency transactions designated as hedges of net investments	(2,381)	(3,090)	7,206
Taxes on changes on foreign currency translation adjustments	334	1,011	2,230
Foreign currency translation and transactions adjustments, net of tax	28,264	19,101	(53,590)

Unrealized (loss) gain on fair value adjustment of derivative instruments	(18,551)	(36,587)	89,048
Reclassification of net realized losses (gains) on derivatives to earnings	23,093	33,224	(68,880)
Taxes on changes on derivative transactions	—	(141)	(786)
Derivative adjustments, net of tax	4,542	(3,504)	19,382

Minimum retirement benefit liability adjustments:
Net gain arising during the period	7,826	9,401	6,318
Prior service cost arising during the period	(1,121)	—	—
Amortization of:
Prior service cost	721	720	1,004
Net (gain) loss	(1,049)	(823)	720
Foreign currency exchange rate changes on minimum retirement benefit liabilities	110	247	1,158
Taxes on changes on minimum retirement benefit liability adjustments	(1,320)	(3,250)	(1,936)
	5,167	6,295	7,264
Total comprehensive earnings	$410,944	$254,260	$144,754

See accompanying Notes to Consolidated Financial Statements

WOODWARD, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	September 30,	September 30,
	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$282,270	$137,447
Accounts receivable, less allowance for uncollectible amounts of $7,738 and $5,847, respectively	770,066	749,859
Inventories	609,092	517,843
Income taxes receivable	22,016	14,120
Other current assets	60,167	50,183
Total current assets	1,743,611	1,469,452
Property, plant and equipment, net	940,715	913,094
Goodwill	806,643	791,468
Intangible assets, net	440,419	452,363
Deferred income tax assets	84,392	58,550
Other assets	353,135	325,276
Total assets	$4,368,915	$4,010,203
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Short-term debt	$217,000	$—
Current portion of long-term debt	85,719	75,817
Accounts payable	287,457	234,328
Income taxes payable	40,692	44,435
Accrued liabilities	292,642	262,616
Total current liabilities	923,510	617,196
Long-term debt, less current portion	569,751	645,709
Deferred income tax liabilities	121,858	132,819
Other liabilities	577,380	543,490
Total liabilities	2,192,499	1,939,214
Commitments and contingencies (Note 22)
Stockholders' equity:
Preferred stock, par value $0.003 per share, 10,000 shares authorized, no shares issued	—	—
Common stock, par value $0.001455 per share, 150,000 shares authorized, 72,960 shares issued	106	106
Additional paid-in capital	396,554	327,941
Accumulated other comprehensive losses	(32,698)	(70,671)
Deferred compensation	2,662	2,776
Retained earnings	3,223,259	2,908,574
	3,589,883	3,168,726
Treasury stock at cost, 13,787 shares and 13,070 shares, respectively	(1,410,805)	(1,094,961)
Treasury stock held for deferred compensation, at cost, 45 shares and 55 shares, respectively	(2,662)	(2,776)
Total stockholders' equity	2,176,416	2,070,989
Total liabilities and stockholders' equity	$4,368,915	$4,010,203

See accompanying Notes to Consolidated Financial Statements

WOODWARD, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended September 30,
	2024	2023	2022
Cash flows from operating activities:
Net earnings	$372,971	$232,368	$171,698
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	116,170	119,743	120,628
Net (gain) loss on sales of assets and businesses	(457)	1,491	(1,775)
Stock-based compensation	33,052	23,383	20,109
Deferred income taxes	(44,606)	(40,155)	(23,226)
Changes in operating assets and liabilities:
Trade accounts receivable	35,799	(113,119)	(54,380)
Unbilled receivables (contract assets)	(51,168)	(23,879)	(44,451)
Costs to fulfill a contract	(3,718)	(11,544)	(17,118)
Inventories	(84,944)	3,234	(110,196)
Accounts payable and accrued liabilities	63,655	67,447	122,963
Contract liabilities	31,538	20,115	12,466
Income taxes	(18,069)	(3,652)	29,644
Retirement benefit obligations	(1,837)	(909)	(4,424)
Other	(9,297)	34,020	(28,300)
Net cash provided by operating activities	439,089	308,543	193,638

Cash flows from investing activities:
Payments for purchase of property, plant, and equipment	(96,280)	(76,500)	(52,868)
Proceeds from sale of assets	2,292	488	43
Proceeds from business divestiture	1,800	—	6,000
Payments for business acquisition, net of cash acquired	—	878	(21,549)
Proceeds from sales of short-term investments	9,738	7,692	12,557
Payments for purchases of short-term investments	(6,767)	(6,109)	(9,632)
Net cash used in investing activities	(89,217)	(73,551)	(65,449)

Cash flows from financing activities:
Cash dividends paid	(58,286)	(51,027)	(44,978)
Proceeds from sales of treasury stock	89,875	50,749	21,897
Payments for repurchases of common stock	(390,819)	(126,380)	(485,300)
Borrowings on revolving lines of credit and short-term borrowings	2,962,800	2,323,500	952,000
Payments on revolving lines of credit and short-term borrowings	(2,745,800)	(2,390,300)	(885,200)
Payments of debt financing costs	—	(2,236)	—
Payments of long-term debt and finance lease obligations	(75,817)	(779)	(797)
Net cash used in financing activities	(218,047)	(196,473)	(442,378)
Effect of exchange rate changes on cash and cash equivalents	12,998	(8,916)	(26,429)
Net change in cash and cash equivalents	144,823	29,603	(340,618)
Cash and cash equivalents at beginning of year	137,447	107,844	448,462
Cash and cash equivalents at end of year	$282,270	$137,447	$107,844

See accompanying Notes to Consolidated Financial Statements

WOODWARD, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except per share amounts)

	Stockholders' equity
			Accumulated other comprehensive (loss) earnings
	Common stock	Additional paid-in capital	Foreign currency translation adjustments	Unrealized derivative gains (losses)	Minimum retirement benefit liability adjustments	Total accumulated other comprehensive (loss) earnings	Deferred compensation	Retained earnings	Treasury stock at cost	Treasury stock held for deferred compensation	Total stockholders' equity
Balances as of September 30, 2021	$106	$261,735	$(32,904)	$(25,597)	$(7,118)	$(65,619)	$7,949	$2,600,513	$(581,954)	$(7,949)	$2,214,781
Net earnings	—	—	—	—	—	—	—	171,698	—	—	171,698
Other comprehensive income (loss), net of tax	—	—	(53,590)	19,382	7,264	(26,944)	—	—	—	—	(26,944)
Cash dividends paid ($0.7325 per share)	—	—	—	—	—	—	—	(44,978)	—	—	(44,978)
Purchases of treasury stock	—	—	—	—	—	—	—	—	(472,784)	—	(472,784)
Sales of treasury stock	—	1,131	—	—	—	—	—	—	20,977	—	22,108
Common shares issued for benefit plans	—	10,565	—	—	—	—	—	—	6,567	—	17,132
Stock-based compensation	—	20,109	—	—	—	—	—	—	—	—	20,109
Purchases of stock by deferred compensation	—	—	—	—	—	—	252	—	—	(252)	—
Distribution of stock from deferred compensation	—	—	—	—	—	—	(1,420)	—	—	1,420	—
Balances as of September 30, 2022	$106	$293,540	$(86,494)	$(6,215)	$146	$(92,563)	$6,781	$2,727,233	$(1,027,194)	$(6,781)	$1,901,122

Balances as of September 30, 2022	$106	$293,540	$(86,494)	$(6,215)	$146	$(92,563)	$6,781	$2,727,233	$(1,027,194)	$(6,781)	$1,901,122
Net earnings	—	—	—	—	—	—	—	232,368	—	—	232,368
Other comprehensive earnings (loss), net of tax	—	—	19,101	(3,504)	6,295	21,892	—	—	—	—	21,892
Cash dividends paid ($0.8500 per share)	—	—	—	—	—	—	—	(51,027)	—	—	(51,027)
Purchases of treasury stock	—	(302)	—	—	—	—	—	—	(126,380)	—	(126,682)
Sales of treasury stock	—	377	—	—	—	—	—	—	50,090	—	50,467
Common shares issued for benefit plans	—	10,943	—	—	—	—	—	—	8,523	—	19,466
Stock-based compensation	—	23,383	—	—	—	—	—	—	—	—	23,383
Purchases of stock by deferred compensation	—	—	—	—	—	—	178	—	—	(178)	—
Distribution of stock from deferred compensation	—	—	—	—	—	—	(4,183)	—	—	4,183	—
Balances as of September 30, 2023	$106	$327,941	$(67,393)	$(9,719)	$6,441	$(70,671)	$2,776	$2,908,574	$(1,094,961)	$(2,776)	$2,070,989

Balances as of September 30, 2023	$106	$327,941	$(67,393)	$(9,719)	$6,441	$(70,671)	$2,776	$2,908,574	$(1,094,961)	$(2,776)	$2,070,989
Net earnings	—	—	—	—	—	—	—	372,971	—	—	372,971
Other comprehensive earnings (loss), net of tax	—	—	28,264	4,542	5,167	37,973	—	—	—	—	37,973
Cash dividends paid ($0.9700 per share)	—	—	—	—	—	—	—	(58,286)	—	—	(58,286)
Purchases of treasury stock	—	(2,774)	—	—	—	—	—	—	(390,819)	—	(393,593)
Sales of treasury stock	—	24,368	—	—	—	—	—	—	67,053	—	91,421
Common shares issued for benefit plans	—	13,967	—	—	—	—	—	—	7,922	—	21,889
Stock-based compensation	—	33,052	—	—	—	—	—	—	—	—	33,052
Purchases of stock by deferred compensation	—	—	—	—	—	—	173	—	—	(173)	—
Distribution of stock from deferred compensation	—	—	—	—	—	—	(287)	—	—	287	—
Balances as of September 30, 2024	$106	$396,554	$(39,129)	$(5,177)	$11,608	$(32,698)	$2,662	$3,223,259	$(1,410,805)	$(2,662)	$2,176,416

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

The Company is exposed to market risks related to fluctuations in foreign currency exchange rates because some sales transactions, and certain assets and liabilities of its domestic and foreign subsidiaries, are denominated in foreign currencies. Selling, general, and administrative expenses include a net foreign currency loss of $8,369 in fiscal year 2024, a net foreign currency loss of $1,020 in fiscal year 2023, and a net foreign currency gain of $1,450 in fiscal year 2022.

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

Stock-based compensation: Compensation cost relating to stock-based payment awards made to employees and directors is recognized in the financial statements using a fair value method. Non-qualified stock option awards, restricted stock units, and performance restricted stock units are issued under Woodward’s stock-based compensation plans. The cost of such awards, measured at the grant date, is based on the estimated fair value of the award.

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

In coordination with its customers and when terms are considered favorable to Woodward, Woodward from time-to-time transfers ownership to collect amounts due to Woodward for outstanding accounts receivable to third parties in exchange for cash. When the transfer of accounts receivable meets the criteria of Financial Accounting Standards Board (“FASB”) ASC Topic 860-10, “Transfers and Servicing,” and are without recourse, it is recognized as a sale and the accounts receivable is derecognized, resulting in an increase of approximately $1,398 in cash provided by operating activities during fiscal year 2024, compared to an increase in cash provided by operating activities of approximately $26,273 during fiscal year 2023.

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

Estimated lives over which fixed assets are generally depreciated at September 30, 2024 were as follows:

Land improvements	10	–	20	years
Buildings and improvements	10	–	40	years
Leasehold improvements	1	–	10	years
Machinery and production equipment	3	–	25	years
Computer equipment and software	3	–	10	years
Office furniture and equipment	3	–	15	years
Other	3	–	5	years

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

Based on the results of Woodward’s annual goodwill impairment testing, no impairment charges were recorded in the year ended September 30, 2024, 2023, or 2022 or since the goodwill was originally recorded.

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

Woodward has recorded no impairment charges related to its other intangibles in the year ended September 30, 2024, 2023, or 2022.

Estimated lives over which intangible assets are amortized at September 30, 2024 were as follows:

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

In November 2024, the FASB issued ASU 2024-03, "Disaggregation of Income Statement Expenses" the purpose of ASU 2024-03 is to provide enhanced disclosures about significant expenses on the Consolidated Statement of Earnings. The amendments in ASU 2024-03 are effective for fiscal years beginning after December 15, 2026 (fiscal year 2028 for Woodward), and interim periods within fiscal years beginning after December 15, 2027 (fiscal year 2029 for Woodward), with early adoption permitted, and are to be applied either on a prospective basis to financial statements issued for reporting periods after the effective date or on a retrospective basis to all periods presented. Woodward is currently assessing the impact on its Consolidated Statement of Earnings disclosures.

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

	Year Ended September 30,
	2024	2023	2022
Manufactured products	83%	84%	84%
MRO	15%	14%	14%
Services	2%	2%	2%

Point in time and over time revenue recognition

The amount of revenue recognized as point in time or over time follows:

	For the Year Ended September 30,
	2024			2023			2022
	Aerospace	Industrial	Consolidated	Aerospace	Industrial	Consolidated	Aerospace	Industrial	Consolidated
Point in time	$853,728	$780,794	$1,634,522	$748,278	$708,458	$1,456,736	$593,233	$509,737	$1,102,970
Over time	1,174,890	514,837	1,689,727	1,019,825	438,005	1,457,830	926,089	353,731	1,279,820
Total net sales	$2,028,618	$1,295,631	$3,324,249	$1,768,103	$1,146,463	$2,914,566	$1,519,322	$863,468	$2,382,790

Material rights and costs to fulfill a contract

Amounts recognized related to changes in estimated total lifetime sales for material rights and costs to fulfill contracts with customers follows:

	Year Ended September 30,
	2024	2023	2022
Revenue	$17,154	$1,460	$1,514
Cost of goods sold	15,486	1,736	667

Amounts recognized related to amortization of costs to fulfill contracts and contract liabilities, which were not related to changes in estimate, follows:

	Year Ended September 30,
	2024	2023	2022
Revenue	$7,230	$6,741	$4,107
Cost of goods sold	3,112	5,559	3,077

As of September 30, 2024, “Other assets” on the Consolidated Balance Sheets included $185,102 of capitalized costs to fulfill contracts with customers, compared to $180,228 as of September 30, 2023.

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

Accounts receivable consisted of the following:

	September 30, 2024	September 30, 2023
Billed receivables
Trade accounts receivable	$455,831	$434,287
Other (Chinese financial institutions)	1,403	50,940
Total billed receivables	457,234	485,227
Current unbilled receivables (contract assets)	320,570	270,479
Total accounts receivable	777,804	755,706
Less: Allowance for uncollectible amounts	(7,738)	(5,847)
Total accounts receivable, net	$770,066	$749,859

As of September 30, 2024, “Other assets” on the Consolidated Balance Sheets includes $11,237 of unbilled receivables not expected to be invoiced and collected within a period of twelve months, compared to $7,332 as of September 30, 2023. Unbilled receivables not expected to be invoiced and collected within a period of twelve months are primarily attributable to the timing of revenue recognized in excess of billings in the Aerospace segment.

Billed and unbilled accounts receivable from the U.S. Government were less than 10% of total billed and unbilled accounts receivable at September 30, 2024 and September 30, 2023.

The allowance for uncollectible amounts and change in expected credit losses for trade accounts receivable and unbilled receivables (contract assets) consisted of the following:

	Year Ended September 30,
	2024	2023	2022
Balance, beginning	$5,847	$3,922	$3,664
Changes in estimates	3,219	7,211	447
Write-offs	(586)	(5,305)	(46)
Other[1]	(742)	19	(143)
Balance, ending	$7,738	$5,847	$3,922
(1)
Includes effects of foreign exchange rate changes during the period.

Contract liabilities

Contract liabilities consisted of the following:

	September 30, 2024		September 30, 2023
	Current	Noncurrent	Current	Noncurrent
Deferred revenue from material rights from JV formation	$6,580	$232,164	$6,147	$233,997
Deferred revenue from advanced invoicing and/or prepayments from customers	23,706	6,437	6,868	2,196
Liability related to customer supplied inventory	20,563	—	14,543	—
Deferred revenue from material rights related to engineering and development funding	5,942	186,008	6,190	178,464
Net contract liabilities	$56,791	$424,609	$33,748	$414,657

The current portion of contract liabilities is included in “Accrued liabilities” and the noncurrent portion is included in “Other liabilities” of Woodward’s Consolidated Balance Sheets. Woodward recognized revenue of $44,398 in the year ended September 30, 2024 from contract liabilities balances recorded as of September 30, 2023, compared to $25,190 in the year ended September 30, 2023 from contract liabilities balances recorded as of September 30, 2022.

The amount of revenue recognized related to noncash consideration received from customers follows:

	For the Year Ended September 30,
	2024	2023	2022
Aerospace	$61,323	$50,329	$63,358
Industrial	4,974	1,939	2,343
Consolidated	$66,297	$52,268	$65,701

Remaining performance obligations

Remaining performance obligations related to the aggregate amount of the total contract transaction price of firm orders for which the performance obligation has not yet been recognized in revenue as of September 30, 2024 was $2,932,793, compared to $2,325,533 as of September 30, 2023, the majority of which in both periods relate to Woodward’s Aerospace segment. Woodward expects to recognize almost all of these remaining performance obligations within two years after September 30, 2024.

Remaining performance obligations related to material rights that have not yet been recognized in revenue as of September 30, 2024 was $509,366, of which $14,788 is expected to be recognized in fiscal year 2025, and the balance is expected to be recognized thereafter. Woodward expects to recognize revenue from performance obligations related to material rights over the life of the underlying programs, which may be as long as forty years.

Disaggregation of revenue

Woodward designs, produces, and services reliable, efficient, low-emission, and high-performance energy control products for diverse applications in markets throughout the world. Woodward reports financial results for each of its Aerospace and Industrial reportable segments. Woodward further disaggregates its revenue from contracts with customers by primary market and by geographical area as Woodward believes this best depicts how the nature, amount, timing, and uncertainty of its revenue and cash flows are affected by economic factors.

Revenue by primary market for the Aerospace reportable segment was as follows:

	Year Ended September 30,
	2024	2023	2022
Commercial OEM	$738,394	$651,275	$499,438
Commercial aftermarket	640,823	547,625	420,881
Defense OEM	406,810	368,653	422,016
Defense aftermarket	242,591	200,550	176,987
Total Aerospace segment net sales	$2,028,618	$1,768,103	$1,519,322

Revenue by primary market for the Industrial reportable segment was as follows:

	Year Ended September 30,
	2024	2023	2022
Power generation	$423,872	$382,536	$317,026
Transportation	642,174	527,498	354,682
Oil and gas	229,585	236,429	191,760
Total Industrial segment net sales	$1,295,631	$1,146,463	$863,468

During fiscal year 2023, for purposes of how we assess performance, we determined that certain revenue was better aligned with our markets consisting of power generation, transportation, and oil and gas, rather than the reciprocating engines and industrial turbines, how it was previously reported. For comparability, we have reclassified revenue for the year ended September 30, 2022 to conform to the new presentation. This reclassification of revenue had no impact on our consolidated financial results.

The customers who account for approximately 10% or more of net sales of each of Woodward’s reportable segments are as follows:

	For the Year Ended September 30,
	2024	2023
Aerospace	RTX Corporation, The Boeing Company	RTX Corporation, GE, The Boeing Company
Industrial	Weichai Power, Rolls-Royce PLC	Rolls-Royce PLC, Caterpillar Inc., Weichai Power

Net sales by geographic area, as determined based on the location of the customer, were as follows:

	Year Ended September 30,
	2024			2023			2022
	Aerospace	Industrial	Consolidated	Aerospace	Industrial	Consolidated	Aerospace	Industrial	Consolidated
United States	$1,404,223	$294,033	$1,698,256	$1,254,954	$283,121	$1,538,075	$1,105,860	$205,740	$1,311,600
Germany	72,583	196,775	269,358	80,450	193,392	273,842	57,840	174,216	232,056
Europe, excluding Germany	202,421	297,517	499,938	163,222	273,757	436,979	128,719	234,795	363,514
China	96,136	293,908	390,044	56,773	186,713	243,486	49,407	86,972	136,379
Asia, excluding China	59,103	163,603	222,706	37,107	162,922	200,029	23,334	128,855	152,189
Other countries	194,152	49,795	243,947	175,597	46,558	222,155	154,162	32,890	187,052
Total net sales	$2,028,618	$1,295,631	$3,324,249	$1,768,103	$1,146,463	$2,914,566	$1,519,322	$863,468	$2,382,790

Note 4. Earnings per share

Basic earnings per share is computed by dividing net earnings available to common stockholders by the weighted-average number of shares of common stock outstanding for the period.

Diluted earnings per share reflects the weighted-average number of shares outstanding after consideration of the dilutive effect of stock options, restricted stock units, and performance stock units.

The following is a reconciliation of net earnings to basic earnings per share and diluted earnings per share:

	Year Ended September 30,
	2024	2023	2022
Numerator:
Net earnings	$372,971	$232,368	$171,698
Denominator:
Basic shares outstanding	60,076	59,908	61,517
Dilutive effect of stock options; restricted and performance stock units	2,008	1,574	1,737
Diluted shares outstanding	62,084	61,482	63,254
Income per common share:
Basic earnings per share	$6.21	$3.88	$2.79
Diluted earnings per share	$6.01	$3.78	$2.71

The following stock option grants were outstanding but were excluded from the computation of diluted earnings per share because their inclusion would have been anti-dilutive:

	Year Ended September 30,
	2024	2023	2022
Options	63	561	1,019
Weighted-average option price	$135.26	$114.88	$110.71

The weighted-average shares of common stock outstanding for basic and diluted earnings per share included the weighted-average treasury stock shares held for deferred compensation obligations of the following:

	Year Ended September 30,
	2024	2023	2022
Weighted-average treasury stock shares held for deferred compensation obligations	51	88	151

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

None of Woodward’s lease agreements contain significant residual value guarantees, restrictions, or covenants. As of September 30, 2024, Woodward has not entered into any lease arrangements that have not yet commenced but would create significant rights and obligations. Woodward does not have any lease transactions between related parties.

Lease-related assets and liabilities follows:

	Classification on the Consolidated Balance Sheets	September 30, 2024	September 30, 2023
Assets:
Operating lease assets	Other assets	$27,135	$24,680
Finance lease assets	Property, plant, and equipment, net	2,516	3,337
Total lease assets		29,651	28,017

Current liabilities:
Operating lease liabilities	Accrued liabilities	5,029	4,594
Finance lease liabilities	Current portion of long-term debt	719	817
Noncurrent liabilities:
Operating lease liabilities	Other liabilities	22,670	20,685
Finance lease liabilities	Long-term debt, less current portion	2,017	2,733
Total lease liabilities		$30,435	$28,829

Supplemental lease-related information follows:

	September 30, 2024	September 30, 2023
Weighted average remaining lease term
Operating leases	8.1 years	8.6 years
Finance leases	3.8 years	4.6 years
Weighted average discount rate
Operating leases	4.4%	4.0%
Finance leases	4.6%	4.6%

Lease-related expenses were as follows:

	Year Ended September 30,
	2024	2023	2022
Operating lease expense	$6,804	$6,213	$6,335
Amortization of financing lease assets	820	914	454
Interest on financing lease liabilities	138	157	51
Variable lease expense	1,299	917	929
Short-term lease expense	164	196	190
Sublease income[1]	—	—	(192)
Total lease expense	$9,225	$8,397	$7,767
(1)
Relates to two separate subleases Woodward has entered into for a leased manufacturing building in Niles, Illinois, each of which expired during fiscal year 2022.

Lease-related supplemental cash flow information was as follows:

	Year Ended September 30,
	2024	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$5,375	$5,151	$5,303
Operating cash flows for finance leases	138	157	51
Financing cash flows for finance leases	818	779	796
Right-of-use assets obtained in exchange for recorded lease obligations:
Operating leases	6,117	2,230	14,678
Finance leases	—	48	4,046

Maturities of lease liabilities were as follows:

Year Ending September 30:	Operating Leases	Finance Leases
2025	$5,997	$823
2026	5,255	824
2027	4,338	822
2028	3,962	234
2029	3,219	182
Thereafter	10,241	75
Total lease payments	33,012	2,960
Less: imputed interest	(5,313)	(224)
Total lease obligations	$27,699	$2,736

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

Although Woodward expects to allocate some portion of future net sales to these customers to embedded lessor arrangements, it cannot provide expected future undiscounted lease payments from property, plant, and equipment leased to customers as of September 30, 2024. If, in the future, customers reduce purchases of related products from Woodward, the Company believes it will derive additional value from the underlying equipment by repurposing its use to support other customer arrangements.

Woodward recognizes revenue from the embedded lessor arrangements based on the value of the underlying dedicated property, plant, and equipment. There are no fixed payments that the customers under the embedded lessor arrangements are obligated to pay. Therefore, all the customer payments under the embedded lessor arrangements are considered variable with the associated leasing revenue recognized when the revenue from underlying product sale related to variable lease payment is recognized. Revenue from contracts with customers that included embedded operating leases, which is included in “Net sales” at the Consolidated Statements of Earnings, was $5,486 for the fiscal year ended September 30, 2024, compared to $5,030 for the fiscal year ended September 30, 2023 and $5,528 for the fiscal year ended September 30, 2022.

The carrying amount of property, plant, and equipment leased to others through embedded leasing arrangements, included in “Property, plant, and equipment, net” at the Consolidated Balance Sheets, was as follows:

	September 30, 2024	September 30, 2023
Property, plant, and equipment	$48,495	$45,766
Less accumulated depreciation	(32,994)	(28,128)
Property, plant, and equipment, net	$15,501	$17,638

Note 6. Joint venture

In fiscal year 2016, Woodward and GE consummated the formation of the strategic JV to develop, manufacture, and support fuel systems for specified existing and all future GE Aerospace commercial aircraft engines that produce thrust in excess of fifty thousand pounds. Since the split at GE, GE has been acting though GE Aerospace.

Unamortized deferred revenue from material rights in connection with the JV formation included:

	September 30, 2024	September 30, 2023
Accrued liabilities	$6,580	$6,147
Other liabilities	232,164	233,997

Amortization of the deferred revenue (material right) recognized as an increase to sales was $6,294 for the fiscal year ended September 30, 2024, $5,020 for the fiscal year ended September 30, 2023, and $3,633 for the fiscal year ended September 30, 2022.

Woodward and GE Aerospace jointly manage the JV and any significant decisions and/or actions of the JV require the mutual consent of both parties. Neither Woodward nor GE Aerospace has a controlling financial interest in the JV, but both Woodward and GE Aerospace do have the ability to significantly influence the operating and financial decisions of the JV. Therefore, Woodward is accounting for its 50% ownership interest in the JV using the equity method of accounting. The JV is a related party to Woodward. In addition, GE Aerospace will continue to pay contingent consideration to Woodward consisting of fifteen annual payments of $4,894 each, which began on January 4, 2017, subject to certain claw-back conditions. Woodward received its seventh and eighth annual payments of $4,894 during the three-months ended March 31, 2023 and March 31, 2024, respectively, which were recorded as deferred income and included in net cash provided by operating activities on the Consolidated Statements of Cash Flows. Neither Woodward nor GE at the time contributed any tangible assets to the JV.

Other income related to Woodward’s equity interest in the earnings of the JV was as follows:

	For the Year Ended September 30,
	2024	2023	2022
Other income	$41,191	$36,846	$18,193

Cash distributions to Woodward from the JV, recognized in net cash provided by operating activities on the Consolidated Statements of Cash Flows, include:

	Year Ended September 30,
	2024	2023	2022
Cash distributions	$38,000	$29,000	$17,000

Net sales to the JV were as follows:

	For the Year Ended September 30,
	2024	2023	2022
Net sales[1]	$80,708	$47,607	$28,100
(1)
Net sales include a reduction of $63,794 for the fiscal year ended September 30, 2024, $49,624 for the fiscal year ended September 30, 2023, and $28,054 for the fiscal year ended September 30, 2022 related to royalties owed to the JV by Woodward on sales by Woodward directly to third party aftermarket customers.

The Consolidated Balance Sheets include “Accounts receivable” related to amounts the JV owed Woodward, “Accounts payable” related to amounts Woodward owed the JV, and “Other assets” related to Woodward’s net investment in the JV, as follows:

	September 30, 2024	September 30, 2023
Accounts receivable	$5,205	$3,666
Accounts payable	11,378	6,276
Other assets	19,219	16,028

Woodward records in “Other liabilities” amounts invoiced to the JV for support of the JV’s engineering and development projects as an increase to contract liabilities and records in “Other assets” related incurred expenditures as costs to fulfill a contract. Contract liabilities and costs to fulfill a contract was as follows:

	September 30, 2024	September 30, 2023
Contract liabilities	$78,226	$84,059
Costs to fulfill a contract	78,226	84,059

Woodward recognized revenue of $812 in the fiscal year ended September 30, 2024, from contract liabilities, recorded as of September 30, 2023, compared to $870 in the fiscal year ended September 30, 2023, from contract liabilities recorded as of September 30, 2022. Comparatively, Woodward recognized cost of goods sold of $1,236 in the fiscal year ended September 30, 2024, from contract assets, recorded as of September 30, 2023, compared to $870 in the fiscal year ended September 30, 2023, from contract assets recorded as of September 30, 2022.

In the fiscal year ended September 30, 2024, Woodward recognized a $9,680 reduction in the contract liability and a $9,680 reduction in costs to fulfill a contract related to the termination of a JV engineering and development project previously recognized as a material right. No reductions in costs to fulfill a contract or contract liabilities were recorded during the fiscal year ended September 30, 2023 as a result of the termination of joint venture engineering and development projects.

Note 7. Financial instruments and fair value measurements

The table below presents information about Woodward’s financial assets and liabilities that are measured at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques Woodward utilized to determine such fair value.

	At September 30, 2024				At September 30, 2023
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Financial assets:
Investments in banks and financial institutions	$23,128	$—	$—	$23,128	$28,560	$—	$—	$28,560
Equity securities	30,782	—	—	30,782	24,913	—	—	24,913
Cross-currency interest rate swaps	—	—	—	—	—	5,389	—	5,389
Total financial assets	$53,910	$—	$—	$53,910	$53,473	$5,389	$—	$58,862

Financial liabilities:
Cross-currency interest rate swaps	$—	$12,004	$—	$12,004	$—	$—	$—	$—
Total financial liabilities	$—	$12,004	$—	$12,004	$—	$—	$—	$—

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

The estimated fair values and carrying costs of other financial instruments that are not required to be remeasured at fair value in the Consolidated Balance Sheets were as follows:

		At September 30, 2024		At September 30, 2023
	Fair Value Hierarchy Level	Estimated Fair Value	Carrying Cost	Estimated Fair Value	Carrying Cost
Assets:
Notes receivable from municipalities	2	$6,961	$6,514	$7,794	$7,688
Investments in short-term time deposits	2	3,064	3,064	6,095	6,107
Liabilities:
Long-term debt	2	$634,071	$656,360	$661,507	$722,671

In connection with certain economic incentives related to Woodward’s development of a second campus in the greater-Rockford, Illinois area for its Aerospace segment and Woodward’s development of its corporate headquarters in Fort Collins, Colorado, Woodward received long-term notes from municipalities within the states of Illinois and Colorado. The fair value of the long-term notes was estimated based on a model that discounted future principal and interest payments received at an interest rate available to the Company at the end of the period for similarly rated municipal notes of similar maturity, which is a level 2 input as defined by the U.S. GAAP fair value hierarchy. The interest rates used to estimate the fair value of the long-term notes were 2.7% at September 30, 2024 and 3.6% at September 30, 2023.

From time to time, certain of Woodward’s foreign subsidiaries will invest excess cash in short-term time deposits with a fixed maturity date of longer than three months but less than one year from the date of the deposit. Woodward believes that the investments are with creditworthy financial institutions. The fair value of the investments in short-term time deposits was estimated based on a model that discounted future principal and interest payments to be received at an interest rate available to the foreign subsidiary entering into the investment for similar short-term time deposits of similar maturity. This was determined to be a level 2 input as defined by the U.S. GAAP fair value hierarchy. The interest rates used to estimate the fair value of the short-term time deposits was 6.8% at September 30, 2024 and at September 30, 2023.

The fair value of long-term debt was estimated based on a model that discounted future principal and interest payments at interest rates available to the Company at the end of the period for similar debt of the same maturity, which is a level 2 input as defined by the U.S. GAAP fair value hierarchy. The weighted-average interest rates used to estimate the fair value of long-term debt were 4.5% at September 30, 2024 and 5.9% at September 30, 2023.

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

The net interest income of the cross-currency interest rate swaps is recorded as a reduction to “Interest expense” in Woodward’s Consolidated Statements of Earnings. The 2020 Floating-Rate Cross-Currency Swap expired on May 31, 2023 and, as such, is no longer recorded on the Consolidated Balance Sheets. As of September 30, 2024, the total notional value of the 2020 Fixed-Rate Cross-Currency Swaps was $400,000. See Note 7, Financial instruments and fair value measurements, for the related fair value of the derivative instruments as of September 30, 2024.

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

For each floating-rate intercompany cross-currency interest rate swap, only the change in the fair value related to the cross-currency basis spread, or excluded component, of the derivative instrument is recognized in accumulated other comprehensive income ("OCI"). The remaining change in the fair value of the derivative instrument is recognized in foreign currency transaction gain or loss included in “Selling, general, and administrative costs” in Woodward’s Consolidated Statements of Earnings. The change in the fair value of the derivative instrument in foreign currency transaction gain or loss offsets the change in the spot remeasurement of the intercompany Euro and US dollar denominated loans. Hedge effectiveness is assessed based on the fair value changes of the derivative instrument, after excluding any fair value changes related to the cross-currency basis spread. The initial cost of the cross-currency basis spread is recorded in earnings each period through the swap accrual process. There are no credit-risk-related contingent features associated with the intercompany floating-rate cross-currency interest rate swap.

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

For each of the fixed-rate intercompany cross-currency interest rate swaps, changes in the fair values of the derivative instruments are recognized in accumulated OCI and reclassified to foreign currency transaction gain or loss included in “Selling, general, and administrative costs” in Woodward’s Consolidated Statements of Earnings. Reclassifications out of accumulated OCI of the change in fair value occur each reporting period based upon changes in the spot rate remeasurement of the Euro and US dollar denominated intercompany loans, including associated interest. Hedge effectiveness is assessed based on the fair value changes of the derivative instruments and such hedges are deemed to be highly effective in offsetting exposure to variability in foreign exchange rates. There are no credit-risk-related contingent features associated with these fixed-rate cross-currency interest rate swaps.

Derivatives instruments in net investment hedging relationships

On September 23, 2016, Woodward and Woodward International Holding B.V., a wholly owned subsidiary of Woodward organized under the laws of The Netherlands (the “BV Subsidiary”), each entered into a note purchase agreement (the “2016 Note Purchase Agreement”) relating to the sale by Woodward and the BV Subsidiary of an aggregate principal amount of €160,000 of senior unsecured notes in a series of private placement transactions. Woodward issued €40,000 aggregate principal amount of Woodward’s Series M Senior Notes due September 23, 2026 (the “Series M Notes”). Woodward designated the Series M Notes as a hedge of a foreign currency exposure of Woodward’s net investment in its Euro denominated functional currency subsidiaries. Related to the Series M Notes, included in foreign currency translation adjustments within total comprehensive (losses) earnings are net foreign exchange losses of $2,381 for the fiscal year ended September 30, 2024, compared to net foreign exchange losses of $3,090 for the fiscal year ended September 30, 2023, and net foreign exchange gains of $7,206 for the fiscal year ended September 30, 2022.

Impact of derivative instruments designated as qualifying hedging instruments

The following table discloses the amount of (income) expense recognized in earnings on derivative instruments designated as qualifying hedging instruments:

		Year Ended September 30,
Derivatives in:	Location	2024	2023	2022
Cross-currency interest rate swap agreement designated as fair value hedges	Selling, general and administrative expenses	$—	$939	$(2,844)
Cross-currency interest rate swap agreements designated as cash flow hedges	Selling, general and administrative expenses	23,093	32,285	(66,036)
		$23,093	$33,224	$(68,880)

The following table discloses the amount of (gain) loss recognized in accumulated OCI on derivative instruments designated as qualifying hedging instruments:

		Year Ended September 30,
Derivatives in:	Location	2024	2023	2022
Cross-currency interest rate swap agreement designated as fair value hedges	Selling, general and administrative expenses	$—	$875	$(2,854)
Cross-currency interest rate swap agreements designated as cash flow hedges	Selling, general and administrative expenses	18,551	35,712	(86,194)
		$18,551	$36,587	$(89,048)

The following table discloses the amount of (gain) loss reclassified from accumulated OCI on derivative instruments designated as qualifying hedging instruments:

		Year Ended September 30,
Derivatives in:	Location	2024	2023	2022
Cross-currency interest rate swap agreement designated as fair value hedges	Selling, general and administrative expenses	$—	$939	$(2,844)
Cross-currency interest rate swap agreements designated as cash flow hedges	Selling, general and administrative expenses	23,093	32,285	(66,036)
		$23,093	$33,224	$(68,880)

The remaining unrecognized gains and losses in Woodward’s Consolidated Balance Sheets associated with derivative instruments that were previously entered into by Woodward, which are classified in accumulated OCI were net losses of $5,160 as of September 30, 2024 and $9,701 as of September 30, 2023.

Note 9. Supplemental statement of cash flows information

	Year Ended September 30,
	2024	2023	2022
Interest paid	$36,700	$35,306	$27,435
Income taxes paid	152,049	92,509	29,560
Income tax refunds received	6,521	3,661	7,481
Non-cash activities:
Purchases of property, plant and equipment on account	22,056	11,276	6,452
Common shares issued from treasury to settle benefit obligations	21,889	19,466	17,132

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

Note 11. Inventories

	September 30, 2024	September 30, 2023
Raw materials	$161,734	$133,699
Work in progress	147,676	127,438
Component parts (1)	376,456	327,522
Finished goods	91,787	74,594
Customer supplied inventory	20,563	14,543
On-hand inventory for which control has transferred to the customer	(189,124)	(159,953)
	$609,092	$517,843
(1)
Component parts include items that can be sold separately as finished goods or included in the manufacture of other products.

Note 12. Property, plant, and equipment

	September 30, 2024	September 30, 2023
Land and land improvements	$91,105	$89,352
Buildings and building improvements	599,897	589,735
Leasehold improvements	22,022	21,079
Machinery and production equipment	849,595	807,244
Computer equipment and software	120,185	120,290
Office furniture and equipment	42,873	41,943
Other	33,392	20,073
Construction in progress	71,890	55,487
	1,830,959	1,745,203
Less accumulated depreciation	(890,244)	(832,109)
Property, plant, and equipment, net	$940,715	$913,094

Woodward had depreciation expense as follows:

	Year Ended September 30,
	2024	2023	2022
Depreciation expense	$82,578	$82,154	$83,019

Note 13. Goodwill

	September 30, 2023	Effects of Foreign Currency Translation	September 30, 2024
Aerospace	$455,423	$—	$455,423
Industrial	336,045	15,175	351,220
Consolidated	$791,468	$15,175	$806,643

	September 30, 2022	Effects of Foreign Currency Translation	September 30, 2023
Aerospace	$455,423	$—	$455,423
Industrial	317,136	18,909	336,045
Consolidated	$772,559	$18,909	$791,468

Woodward tests goodwill for impairment at the reporting unit level on an annual basis or at any time there is an indication goodwill may be impaired, commonly referred to as triggering events. Woodward completed its annual goodwill impairment test as of July 31, 2024 during the quarter ended September 30, 2024. The fair value of each of Woodward’s reporting units was determined using a discounted cash flow method. This method represents a Level 3 input and incorporates various estimates and assumptions, the most significant being projected revenue growth rates, earnings margins, future tax rates, and the present value, based on an estimated weighted-average cost of capital (or the discount rate) and terminal growth rate, of forecasted cash flows. Management projects revenue growth rates, earnings margins, and cash flows based on each reporting unit’s current operational results, expected performance, and operational strategies over a five-year period. These projections are adjusted to reflect current economic conditions and demand for certain products and require considerable management judgment.

Forecasted cash flows used in the July 31, 2024 impairment test were discounted using weighted-average cost of capital assumptions ranging from 10.31% to 10.33%. The terminal values of the forecasted cash flows were calculated using the Gordon Growth Model and assumed an annual compound growth rate after five years of 5.07%. These inputs, which are unobservable in the market and are Level 3 inputs, represent management’s best estimate of what market participants would use in determining the present value of the Company’s forecasted cash flows. Changes in these estimates and assumptions can have a significant impact on the fair value of forecasted cash flows. Woodward evaluated the reasonableness of the reporting units’ resulting fair values utilizing a market multiple method. The results of Woodward’s goodwill impairment test performed as of July 31, 2024 did not indicate impairment of any of Woodward’s reporting units.

Note 14. Intangible assets, net

	September 30, 2024			September 30, 2023
	Gross Carrying Value	Accumulated Amortization	Net Carrying Amount	Gross Carrying Value	Accumulated Amortization	Net Carrying Amount
Intangible assets with finite lives:
Customer relationships and contracts:
Aerospace	$281,683	$(246,152)	$35,531	$281,683	$(236,143)	$45,540
Industrial	399,030	(114,391)	284,639	378,804	(90,084)	288,720
Total	$680,713	$(360,543)	$320,170	$660,487	$(326,227)	$334,260
Intellectual property:
Aerospace	$—	$—	$—	$—	$—	$—
Industrial	3,139	(3,139)	—	3,139	(3,139)	—
Total	$3,139	$(3,139)	$—	$3,139	$(3,139)	$—
Process technology:
Aerospace	$44,570	$(40,346)	$4,224	$44,570	$(39,551)	$5,019
Industrial	87,257	(35,983)	51,274	83,456	(31,709)	51,747
Total	$131,827	$(76,329)	$55,498	$128,026	$(71,260)	$56,766
Other intangibles:
Aerospace	$—	$—	$—	$—	$—	$—
Industrial	592	(592)	—	554	(524)	30
Total	$592	$(592)	$—	$554	$(524)	$30
Intangible asset with indefinite life:
Trade name:
Aerospace	$—	$—	$—	$—	$—	$—
Industrial	64,751	—	64,751	61,307	—	61,307
Total	$64,751	$—	$64,751	$61,307	$—	$61,307
Total intangibles:
Aerospace	$326,253	$(286,498)	$39,755	$326,253	$(275,694)	$50,559
Industrial	554,769	(154,105)	400,664	527,260	(125,456)	401,804
Consolidated Total	$881,022	$(440,603)	$440,419	$853,513	$(401,150)	$452,363

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

During the fourth quarter, Woodward completed its annual impairment test of the Woodward L’Orange trade name intangible asset as of July 31, 2024 for the fiscal year ended September 30, 2024. The fair value of the Woodward L’Orange trade name intangible assets was determined using discounted cash flows based on the relief from royalty method under the income approach. This method represents a Level 3 input and incorporates various estimates and assumptions, the most significant being projected revenue growth rates, royalty rates, future tax rates, and the present value, based on an estimated weighted-average cost of capital (or the discount rate) and terminal growth rate, of the forecasted cash flow. Management projects revenue growth rates and cash flows based on Woodward L’Orange’s current operational results, expected performance, and operational strategies over a five year period. These projections are adjusted to reflect current economic conditions and demand for certain products and require considerable management judgment.

The forecasted cash flow used in the July 31, 2024 impairment test was discounted using weighted-average cost of capital assumption of 10.20%. The terminal value of the forecasted cash flow was calculated using the Gordon Growth Model and assumed an annual compound growth rate after five years of 5.07%. These inputs, which are unobservable in the market and are Level 3 inputs, represent management’s best estimate of what market participants would use in determining the present value of the Company’s forecasted cash flows. Changes in these estimates and assumptions can have a significant impact on the fair value of the forecasted cash flow. The results of impairment test performed as of July 31, 2024 indicated the estimated fair value of the Woodward L’Orange trade name intangible asset was in excess of its carrying value, and accordingly, no impairment existed.

Finite-lived intangible assets

Woodward recorded amortization expense associated with intangibles of the following:

	Year Ended September 30,
	2024	2023	2022
Amortization expense	$33,592	$37,589	$37,609

Future amortization expense associated with intangibles is expected to be:

Year Ending September 30:
2025	$28,360
2026	28,350
2027	28,297
2028	27,704
2029	26,375
Thereafter	236,582
$375,668

Note 15. Credit facilities, short-term borrowings, and long-term debt

As of September 30, 2024, Woodward’s short-term borrowings and availability under its various short-term credit facilities follows:

	Total availability	Outstanding letters of credit and guarantees	Banker acceptance notes issued	Outstanding borrowings	Remaining availability
Revolving credit facility	$1,000,000	$(7,864)	$—	$(217,000)	$775,136
Foreign lines of credit and overdraft facilities	25,604	(244)	(5,589)	—	19,771
Foreign performance guarantee facilities	97	(59)	—	—	38
	$1,025,701	$(8,167)	$(5,589)	$(217,000)	$794,945

Revolving credit facility

Woodward maintains a $1,000,000 revolving credit facility established under a revolving credit agreement among Woodward, a syndicate of lenders and Wells Fargo Bank, National Association, as administrative agent, which provides for the option to increase available borrowings up to $1,500,000, subject to lenders' participation (as amended in October 2022, the "Second Amended and Restated Revolving Credit Agreement"). Borrowings under the Second Amended and Restated Revolving Credit Agreement can be made by Woodward and certain of its foreign subsidiaries in U.S. dollars or in foreign currencies other than the U.S. dollar and generally bear interest at the Euro Interbank Offered Rate ("Euribor"), Sterling Overnight Index Average ("SONIA"), Tokyo Interbank Offered Rate ("TIBOR"), and Secured Overnight Financing Rate ("SOFR") base rates plus 0.875% to 1.75%. The Second Amended and Restated Revolving Credit Agreement matures on October 21, 2027. Under the Second Amended and Restated Revolving Credit Agreement, there were $217,000 in principal borrowings outstanding as of September 30, 2024, at an effective interest rate of 5.82%, compared to no borrowings outstanding as of September 30, 2023.

The Second Amended and Restated Revolving Credit Agreement contains certain covenants customary with such agreements, which are generally consistent with the covenants applicable to Woodward’s long-term debt agreements, and contains customary events of default, including certain cross default provisions related to Woodward’s other outstanding material debt arrangements, the occurrence of which would permit the lenders to accelerate the amounts due thereunder. In addition, the Second Amended and Restated Revolving Credit Agreement includes the following financial covenants: (i) a maximum permitted leverage ratio of consolidated net debt to consolidated earnings before interest, taxes, depreciation, stock-based compensation, and amortization, plus any unusual non-cash charges to the extent deducted in computing net income and transaction costs associated with permitted acquisitions (incurred within six-months of the permitted acquisition), minus any unusual non-cash gains to the extent added in computing net income (“Leverage Ratio”) for Woodward and its consolidated subsidiaries of 3.5 to 1.0, which ratio, subject to certain restrictions, may increase to 4.0 to 1.0 for each period of four consecutive quarters during which a permitted acquisition occurs, and (ii) a minimum consolidated net worth of $1,156,000 plus (a) 50% of Woodward’s positive net income for the prior fiscal year and (b) 50% of Woodward’s net cash proceeds resulting from certain issuances of stock, subject to certain adjustments.

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

Consistent with common business practice in China, Woodward's Chinese subsidiaries have issued bankers' acceptance notes ("Bank drafts") to Chinese suppliers in settlement of certain customer accounts payable. Bank drafts are financial instruments issued by Chinese financial institutions as part of financing arrangements between the financial institution and a customer of the financial institution. Bank drafts represent a commitment by the issuing financial institution to pay a certain amount of money at a specified future maturity date to the legal owner of the bankers' acceptance note as of the maturity date. Woodward has elected to adopt the practical expedient to not adjust the promised amounts of consideration at contract inception as the financing component associated with issuing bank drafts has a duration of less than one year. There were no borrowings outstanding on Woodward’s foreign lines of credit and foreign overdraft facilities as of both September 30, 2024 and September 30, 2023.

Long-term debt

	September 30, 2024	September 30, 2023
Series H notes – 4.03%, due November 15, 2023; unsecured	$—	$25,000
Series I notes – 4.18%, due November 15, 2025; unsecured	25,000	25,000
Series K notes – 4.03%, due November 15, 2023; unsecured	—	50,000
Series L notes – 4.18%, due November 15, 2025; unsecured	50,000	50,000
Series M notes – 1.12% due September 23, 2026; unsecured	44,656	42,280
Series N notes – 1.31% due September 23, 2028; unsecured	85,963	81,390
Series O notes – 1.57% due September 23, 2031; unsecured	48,005	45,451
Series P notes – 4.27% due May 30, 2025; unsecured	85,000	85,000
Series Q notes – 4.35% due May 30, 2027; unsecured	85,000	85,000
Series R notes – 4.41% due May 30, 2029; unsecured	75,000	75,000
Series S notes – 4.46% due May 30, 2030; unsecured	75,000	75,000
Series T notes – 4.61% due May 30, 2033; unsecured	80,000	80,000
Finance leases (Note 5)	2,736	3,550
Unamortized debt issuance costs	(890)	(1,145)
Total long-term debt	655,470	721,526
Less: Current portion of long-term debt	85,719	75,817
Long-term debt, less current portion	$569,751	$645,709

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

Woodward’s payment and performance obligations under the Notes, including without limitation the obligations for payment of all principal, interest, and any applicable prepayment compensation amount, are guaranteed by (i) Woodward FST, Inc., Woodward MPC, Inc., and Woodward HRT, Inc., each of which is a wholly owned subsidiary of Woodward, and (ii) in the case of the BV Subsidiary’s Series N and O Notes, by Woodward. Woodward’s obligations under the Notes rank equal in right of payment with all of Woodward’s other unsecured unsubordinated debt, including its outstanding debt under its revolving credit facility.

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

Required future principal payments of the Notes and financing leases as of September 30, 2024 are as follows:

Year Ending September 30:
2025	$85,719
2026	119,658
2027	85,021
2028	87,209
2029	75,000
Thereafter	203,753
$656,360

Certain financial and other covenants under Woodward’s debt agreements contain customary restrictions on the operation of its business. Management believes that Woodward was in compliance with the covenants under the long-term debt agreements at September 30, 2024.

Debt Issuance Costs

In connection with the Second Amended and Restated Revolving Credit Agreement, Woodward incurred $2,236 in debt issuance costs, which are deferred and are being amortized using the straight-line method over the life of the agreement. Amounts recognized as interest expense from the amortization of debt issuance costs were $929 in fiscal year 2024, $963 in fiscal year 2023, and $917 in fiscal year 2022. Unamortized debt issuance costs associated with the Notes of $890 as of September 30, 2024 and $1,145 as of September 30, 2023 were recorded as a reduction in “Long-term debt, less current portion” in the Consolidated Balance Sheets. Unamortized debt issuance costs associated with Woodward’s Revolving Credit Agreements of $1,977 as of September 30, 2024 and $2,636 as of September 30, 2023 were recorded as “Other assets” in the Consolidated Balance Sheets. Amortization of debt issuance costs is included in operating activities in the Consolidated Statements of Cash Flows.

Note 16. Accrued liabilities

	September 30, 2024	September 30, 2023
Salaries and other member benefits	$151,921	$146,713
Product warranties and related liabilities	18,844	18,162
Interest payable	12,163	13,611
Accrued retirement benefits	2,888	2,822
Net current contract liabilities	56,791	33,748
Taxes, other than income	15,884	13,436
Other	34,151	34,124
	$292,642	$262,616

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

	Year Ended September 30,
	2024	2023	2022
Beginning of period	$18,162	$40,042	$17,481
Additions, net of recoveries	13,797	25,984	29,827
Reductions for settlement	(13,368)	(47,949)	(6,937)
Foreign currency exchange rate changes	253	85	(329)
End of period	$18,844	$18,162	$40,042

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

The summary of activity in accrued restructuring charges is as follows:

		Period Activity
	September 30, 2022	Charges	Payments	Non-cash activity	September 30, 2023
Workforce management costs associated with:
Cost reduction plan	$—	$5,172	$(5,207)	$35	$—
Aerospace	139	—	(139)	—	—
Industrial	944	—	(944)	—	—
Total	$1,083	$5,172	$(6,290)	$35	$—

There were no restructuring charges during the year ended September 30, 2024.

Note 17. Other liabilities

	September 30, 2024	September 30, 2023
Net accrued retirement benefits, less amounts recognized within accrued liabilities	$83,094	$72,570
Total unrecognized tax benefits	10,104	8,020
Noncurrent income taxes payable	5,894	10,714
Deferred economic incentives (1)	7,062	5,797
Noncurrent operating lease liabilities	22,670	20,685
Cross-currency swap derivative liability	10,562	—
Net noncurrent contract liabilities	424,609	414,657
Other	13,385	11,047
	$577,380	$543,490
(1)
Woodward receives certain economic incentives from various state and local authorities related to capital expansion projects. Such amounts are initially recorded as deferred credits and are being recognized as a reduction to pre-tax expense over the economic lives of the related capital expansion projects.

Note 18. Other (income) expense, net

	Year Ended September 30,
	2024	2023	2022
Equity interest in the earnings of the JV	$(41,191)	$(36,846)	$(18,193)
Net (gain) loss on sales of assets and businesses	(457)	1,491	(1,775)
Gain on non-recurring matter related to a previous acquisition	(4,803)	—	—
Rent income	(347)	(360)	(672)
Net (gain) loss on investments in deferred compensation program	(6,571)	(3,265)	6,295
Other components of net periodic pension and other postretirement benefit, excluding service cost and interest expense	(11,764)	(10,547)	(11,572)
Other	(2,035)	(764)	(774)
	$(67,168)	$(50,291)	$(26,691)

Note 19. Income taxes

Income taxes consisted of the following:

	Year Ended September 30,
	2024	2023	2022
Current:
Federal	$46,102	$41,195	$21,869
State	4,841	2,641	2,310
Foreign	74,663	39,719	27,577
Deferred:
Federal	(18,888)	(38,136)	(13,216)
State	(7,341)	(10,006)	(8,623)
Foreign	(18,377)	7,987	(1,717)
	$81,000	$43,400	$28,200

Earnings before income taxes by geographical area consisted of the following:

	Year Ended September 30,
	2024	2023	2022
United States	$244,320	$122,389	$99,427
Other countries	209,651	153,379	100,471
	$453,971	$275,768	$199,898

Significant components of deferred income taxes presented in the Consolidated Balance Sheets are related to the following:

	September 30, 2024	September 30, 2023
Deferred tax assets:
Defined benefit plans, other postretirement	$3,695	$3,769
Foreign net operating loss carryforwards	6,547	3,748
Inventory	77,013	68,034
Stock-based and other compensation	48,360	51,099
Deferred revenue net of unbilled receivables	43,400	46,283
Other reserves	7,850	8,244
Tax credits and incentives	30,886	28,319
Lease obligations	6,851	6,103
Other	4,622	4,476
Capitalized research and development costs	63,080	37,328
Valuation allowance	(5,983)	(3,827)
Total deferred tax assets, net of valuation allowance	286,321	253,576
Deferred tax liabilities:
Goodwill and intangibles - net	(198,012)	(194,891)
Property, plant and equipment	(97,340)	(99,547)
Right of use assets	(6,691)	(5,948)
Defined benefit plans, pension	(13,133)	(9,892)
Other	(8,612)	(17,568)
Total deferred tax liabilities	(323,788)	(327,846)
Net deferred tax liabilities	$(37,467)	$(74,270)

Woodward has recorded a net operating loss (“NOL”) deferred tax asset of $6,547 as of September 30, 2024 and $3,748 as of September 30, 2023. The majority of the NOL carryforwards as of September 30, 2024 expire at various times beginning in fiscal years 2027 through 2029.

Woodward has recorded tax credits and incentives deferred tax assets of $30,886 as of September 30, 2024 and $28,319 as of September 30, 2023. The majority of the tax credit and incentive carryforwards as of September 30, 2024 expire at various times beginning in fiscal year 2025 through 2035.

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

At September 30, 2024, Woodward has not provided for taxes on undistributed foreign earnings of $361,600 that it considered indefinitely reinvested. This balance has been reduced for foreign earnings that are now considered distributable and resulted in the booking of an associated net deferred tax liability of approximately $6,100 in the quarter. These earnings could become subject to income taxes if they are remitted as dividends, are loaned to Woodward or any of Woodward’s subsidiaries located in the United States, or if Woodward sells its stock in the foreign subsidiaries. Any additional U.S. taxes could be offset, in part or in whole, by foreign tax credits. The amount of such taxes and application of tax credits would be dependent on the income tax laws and other circumstances at the time these amounts are repatriated. Based on these variables, it is impractical to determine the income tax liability that might be incurred if these funds were to be repatriated.

The following is a reconciliation of the U.S. federal statutory tax 21% in the fiscal years ended September 30, 2024, September 30, 2023, and September 30, 2022 to Woodward’s effective income tax rate:

	Year Ending September 30,
	2024	2023	2022
Percent of pretax earnings
Statutory tax rate	21.0%	21.0%	21.0%
State income taxes, net of federal tax benefit	(0.4)	(1.6)	(2.5)
Taxes on international activities	(0.8)	(0.6)	0.8
Research credit	(2.1)	(3.9)	(4.5)
Net excess income tax benefit from stock-based compensation	(3.0)	(3.7)	(2.5)
Adjustments of prior period tax items	0.9	(1.3)	—
Compensation and benefits	0.8	0.6	0.3
Distributable foreign earnings	1.4	4.6	—
Other items, net	—	0.6	1.5
Effective tax rate	17.8%	15.7%	14.1%

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

The increase in the effective tax rate for fiscal year 2024 compared to fiscal year 2023 is primarily attributable to a smaller research and development credit, smaller net excess income tax benefit from stock-based compensation as percent of current year earnings, fewer resolutions of tax items with taxing authorities in the current fiscal year, and increased return to provision items in the current fiscal year. This increase is partially offset by smaller current fiscal year projected future withholding taxes on unremitted earnings.

A reconciliation of the beginning and ending amounts of gross unrecognized tax benefits follows:

	Year Ending September 30,
	2024	2023	2022
Beginning balance	$11,112	$11,938	$15,199
Additions to current year tax positions	5,673	3,933	1,783
Reductions to prior year tax positions	(99)	(141)	(963)
Additions to prior year tax positions	180	—	112
Lapse of applicable statute of limitations	(2,592)	(4,618)	(4,193)
Ending balance	$14,274	$11,112	$11,938

Included in the balance of unrecognized tax benefits were $8,003 as of September 30, 2024 and $6,963 as of September 30, 2023 of tax benefits that, if recognized, would affect the effective tax rate. At this time, Woodward estimates that it is reasonably possible that the liability for unrecognized tax benefits will decrease by as much as $1,909 in the next twelve months due to the completion of review by tax authorities, lapses of statutes, and the settlement of tax positions. Woodward accrues for potential interest and penalties related to unrecognized tax benefits and all other interest and penalties related to tax payments in tax expense.

Woodward’s tax returns are subject to audits by U.S. federal, state, and foreign tax authorities, and these audits are at various stages of completion at any given time. Reviews of tax matters by authorities and lapses of the applicable statutes of limitation may result in changes to tax expense. Woodward’s fiscal years remaining open to examination for U.S. federal income taxes include fiscal years 2021 and thereafter. Woodward’s fiscal years remaining open to examination for significant U.S. state income tax jurisdictions include fiscal years 2018 and thereafter. Woodward’s, fiscal years remaining open to examination in significant foreign jurisdictions include 2018 and thereafter.

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

Most of Woodward's U.S. employees receive an annual contribution of Woodward stock, equal to 5% of their eligible prior year wages, to their personal Woodward Retirement Savings Plan accounts. In the second quarters of fiscal years 2024, 2023, and 2022, Woodward fulfilled its annual Woodward stock contribution obligation using shares held in treasury stock by issuing a total of 159 shares of common stock for a value of $21,889 in fiscal year 2024, 188 total shares of common stock for a value of $19,466 in fiscal year 2023, and 150 shares of common stock for a value of $17,132 in fiscal year 2022. The Woodward Retirement Savings Plan (the “WRS Plan”) held 2,222 shares of Woodward stock as of September 30, 2024 and 2,441 shares as of September 30, 2023. The shares held in the WRS Plan participate in dividends and are considered issued and outstanding for purposes of calculating basic and diluted earnings per share. Accrued liabilities included obligations to contribute shares of Woodward common stock to the WRS Plan in the amount of $19,532 as of September 30, 2024 and $16,634 as of September 30, 2023.

The amount of expense associated with defined contribution plans was as follows:

	Year Ended September 30,
	2024	2023	2022
Company costs	$51,148	$44,202	$40,898

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

Pension Plans

The actuarial assumptions used in measuring the net periodic benefit cost and plan obligations of retirement pension benefits were as follows:

	At September 30,
	2024	2023	2022
United States:
Weighted-average assumptions to determine benefit obligation:
Discount rate	5.05%	6.20%	5.70%
Weighted-average assumptions to determine periodic benefit costs:
Discount rate	6.20	5.70	3.05
Long-term rate of return on plan assets	6.03	5.53	5.00

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

	At September 30,
	2024	2023	2022
United Kingdom:
Weighted-average assumptions to determine benefit obligation:
Discount rate	5.28%	5.85%	5.35%
Rate of compensation increase	3.40	3.60	4.00
Weighted-average assumptions to determine periodic benefit costs:
Discount rate - service cost	5.91	4.99	2.15
Discount rate - interest cost	5.84	5.71	1.83
Rate of compensation increase	3.60	4.00	4.00
Long-term rate of return on plan assets	4.90	4.80	3.80

	At September 30,
	2024	2023	2022
Japan:
Weighted-average assumptions to determine benefit obligation:
Discount rate	1.92%	2.01%	1.60%
Rate of compensation increase	3.00	2.00	2.00
Weighted-average assumptions to determine periodic benefit costs:
Discount rate - service cost	2.20	1.78	1.13
Discount rate - interest cost	1.58	1.17	0.65
Rate of compensation increase	2.00	2.00	2.25
Long-term rate of return on plan assets	3.25	2.75	2.00

	At September 30,
	2024	2023	2022
Germany:
Weighted-average assumptions to determine benefit obligation:
Discount rate	3.58%	4.27%	3.97%
Rate of compensation increase	2.50	2.50	2.50
Weighted-average assumptions to determine periodic benefit costs:
Discount rate - service cost	4.23	3.95	1.54
Discount rate - interest cost	4.29	3.91	1.06
Rate of compensation increase	2.50	2.50	2.50

In the United Kingdom, Germany, and Japan, Woodward uses a high-quality corporate bond yield curve matched with separate cash flows to develop a single rate to determine the single rate equivalent to settle the entire benefit obligations in each jurisdiction. For the fiscal years ended September 30, 2024 and 2023, the discount rate used to determine periodic service cost and interest cost components of the overall benefit costs was based on spot rates derived from the same high-quality corporate bond yield curve used to determine the September 30, 2023 and 2022 benefit obligation, respectively, matched with separate cash flows for each future year.

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

Mortality assumptions are based on published mortality studies developed primarily based on past experience of the broad population and modified for projected longevity trends. The projected benefit obligations in the United States as of September 30, 2024 and September 30, 2023 were based on the Society of Actuaries (“SOA”) Pri-2012 Mortality Tables Report using the SOA’s Mortality Improvement Scale MP-2019 (“MP-2019”) and projected forward using a custom projection scale based on MP-2019 with a 5-year convergence period and a long-term rate of 0.75%.

As of September 30, 2024 and September 30, 2023, mortality assumptions in Japan were based on the Standard rates 2020, and mortality assumptions for the United Kingdom pension scheme were based on the self-administered pension scheme (“SAPS”) S3 “all” tables with a projected 1.5% annual improvement rate. As of September 30, 2024 and September 30, 2023, mortality assumptions in Germany were based on the Heubeck 2018 G mortality tables.

Net periodic benefit costs consist of the following components reflected as expense in Woodward’s Consolidated Statement of Earnings:

	Year Ended September 30,
	United States			Other Countries			Total
	2024	2023	2022	2024	2023	2022	2024	2023	2022
Service cost	$775	$893	$1,554	$1,244	$1,333	$2,339	$2,019	$2,226	$3,893
Interest cost	7,598	7,297	5,281	3,213	3,137	1,612	10,811	10,434	6,893
Expected return on plan assets	(9,084)	(8,297)	(10,853)	(2,406)	(2,300)	(2,434)	(11,490)	(10,597)	(13,287)
Amortization of:
Net loss (gain)	226	292	259	(679)	(620)	555	(453)	(328)	814
Net prior service cost	698	698	981	23	22	23	721	720	1,004
Net periodic cost (benefit)	$213	$883	$(2,778)	$1,395	$1,572	$2,095	$1,608	$2,455	$(683)

The following tables provide a reconciliation of the changes in the projected benefit obligation and fair value of assets for the defined benefit pension plans:

	At or for the Year Ended September 30,
	United States		Other Countries		Total
	2024	2023	2024	2023	2024	2023
Changes in projected benefit obligation:
Projected benefit obligation at beginning of year	$127,222	$132,444	$67,263	$65,477	$194,485	$197,921
Plan amendment	1,121	—	—	—	1,121	—
Service cost	775	893	1,244	1,333	2,019	2,226
Interest cost	7,598	7,297	3,213	3,137	10,811	10,434
Net actuarial losses (gains)	13,249	(4,946)	4,128	(4,442)	17,377	(9,388)
Contribution by participants	—	—	12	11	12	11
Benefits paid	(9,010)	(8,466)	(3,647)	(3,365)	(12,657)	(11,831)
Foreign currency exchange rate changes	—	—	5,134	5,112	5,134	5,112
Projected benefit obligation at end of year	$140,955	$127,222	$77,347	$67,263	$218,302	$194,485
Changes in fair value of plan assets:
Fair value of plan assets at beginning of year	$155,370	$154,481	$50,775	$47,579	$206,145	$202,060
Actual return on plan assets	33,382	9,355	3,866	573	37,248	9,928
Contributions by the Company	175	—	1,863	2,322	2,038	2,322
Contributions by plan participants	—	—	12	11	12	11
Benefits paid	(9,010)	(8,466)	(3,647)	(3,365)	(12,657)	(11,831)
Foreign currency exchange rate changes	—	—	4,607	3,655	4,607	3,655
Fair value of plan assets at end of year	$179,917	$155,370	$57,476	$50,775	$237,393	$206,145
Net over/(under) funded status at end of year	$38,962	$28,148	$(19,871)	$(16,488)	$19,091	$11,660

At September 30, 2024, the Company’s defined benefit pension plans in the United Kingdom, Japan, and Germany represented $34,220, $6,747, and $36,380 of the total projected benefit obligation, respectively. At September 30, 2024, the United Kingdom and Japan pension plan assets represented $48,098 and $9,378 of the total fair value of all plan assets, respectively. The German pension plans are unfunded and have no plan assets.

The largest contributor to the net actuarial losses affecting the funded status for the defined benefit pension plans in the United States, United Kingdom, Japan, and Germany is due to a decrease in the discount rates.

The accumulated benefit obligations of the Company’s defined benefit pension plans at September 30, 2024 was $140,955 in the United States, $33,766 in the United Kingdom, $5,958 in Japan, and $36,380 in Germany, and at September 30, 2023 was $127,222 in the United States, $30,067 in the United Kingdom, $5,790 in Japan, and $30,547 in Germany.

	Plans with accumulated benefit obligation in excess of plan assets		Plans with accumulated benefit obligation less than plan assets
	At September 30,		At September 30,
	2024	2023	2024	2023
Projected benefit obligation	$(56,783)	$(49,726)	$(161,519)	$(144,759)
Accumulated benefit obligation	(56,757)	(49,711)	(160,302)	(143,914)
Fair value of plan assets	20,053	18,047	217,340	188,098

The following tables provide the amounts recognized in the Consolidated Balance Sheets and accumulated other comprehensive (earnings) losses for the defined benefit pension plans:

	Year Ended September 30,
	United States		Other Countries		Total
	2024	2023	2024	2023	2024	2023
Amounts recognized in the Consolidated Balance Sheets consist of:
Other non-current assets	$39,148	$29,172	$16,673	$14,167	$55,821	$43,339
Accrued liabilities	—	—	(1,166)	(1,084)	(1,166)	(1,084)
Other non-current liabilities	(186)	(1,024)	(35,378)	(29,571)	(35,564)	(30,595)
Net over/(under) funded status at end of year	$38,962	$28,148	$(19,871)	$(16,488)	$19,091	$11,660
Amounts recognized in accumulated other comprehensive (earnings) losses consist of:
Unrecognized net prior service cost	$3,200	$2,777	$509	$487	$3,709	$3,264
Unrecognized net losses (gains)	(2,749)	8,527	(4,655)	(7,847)	(7,404)	680
Total amounts recognized	451	11,304	(4,146)	(7,360)	(3,695)	3,944
Deferred taxes	(3,499)	(6,101)	(191)	808	(3,690)	(5,293)
Amounts recognized in accumulated other comprehensive (earnings) losses	$(3,048)	$5,203	$(4,337)	$(6,552)	$(7,385)	$(1,349)

The following table reconciles the changes in accumulated other comprehensive (earnings) losses for the defined benefit pension plans:

	Year Ended September 30,
	United States		Other Countries		Total
	2024	2023	2024	2023	2024	2023
Beginning of year	$11,304	$18,297	$(7,360)	$(4,997)	$3,944	$13,300
Net (gain) loss	(11,050)	(6,003)	2,668	(2,716)	(8,382)	(8,719)
Prior service cost	1,121	—	—	—	1,121	—
Amortization of:
Net (loss) gain	(226)	(292)	679	620	453	328
Prior service cost	(698)	(698)	(23)	(22)	(721)	(720)
Foreign currency exchange rate changes	—	—	(110)	(245)	(110)	(245)
End of year	$451	$11,304	$(4,146)	$(7,360)	$(3,695)	$3,944

Pension benefit payments are made from the assets of the pension plans. The German pension plans are unfunded; therefore, benefit payments are made from Company contributions into these plans as required to meet the payment obligations. Using foreign exchange rates as of September 30, 2024 and expected future service assumptions, it is anticipated that the future benefit payments will be as follows:

Year Ending September 30,	United States	Other Countries	Total
2025	$9,637	$3,553	$13,190
2026	9,997	3,656	13,653
2027	10,253	3,768	14,021
2028	10,481	4,047	14,528
2029	10,655	4,097	14,752
2030-2034	53,308	24,350	77,658

Woodward expects its pension plan contributions in fiscal year 2025 will be $277 in the United Kingdom, $147 in Japan, and $1,185 in Germany. Woodward expects to have no pension plan contributions in fiscal year 2025 in the United States.

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

Risks associated with the plan assets include interest rate fluctuation risk, market fluctuation risk, risk of default by debt issuers, and liquidity risk. To manage these risks, the assets are managed by established, professional investment firms and performance is evaluated regularly by the Company’s investment committee against specific benchmarks and each plan’s investment objectives. Liability management and asset class diversification are central to the Company’s risk management approach and overall investment strategy.

The assets of the U.S. plans are invested in actively managed mutual funds. The assets of the plans in the United Kingdom and Japan are invested in actively managed pooled investment funds. Each individual mutual fund or pooled investment fund has been selected based on the investment strategy of the related plan, which mirrors a specific asset class within the associated target allocation. The plans in Germany are unfunded and have no plan assets. Pension plan assets at September 30, 2024 and 2023 do not include any direct investment in Woodward’s common stock.

The asset allocations are monitored and rebalanced regularly by investment managers assigned to the individual pension plans. The actual allocations of pension plan assets and target allocation ranges by asset class, are as follows:

	At September 30,
	2024				2023
	Percentage of Plan Assets	Target Allocation Ranges			Percentage of Plan Assets	Target Allocation Ranges
United States:
Asset Class
Equity Securities	30.5%	2.3%	—	51.1%	31.9%	2.3%	—	51.2%
Debt Securities	67.6%	58.9%	—	96.7%	66.6%	58.8%	—	96.5%
Other	1.9%	0.0%			1.5%	0.0%
	100.0%				100.0%
United Kingdom:
Asset Class
Equity Securities	0.0%	0.0%			20.7%	10.0%	—	30.0%
Debt Securities	95.8%	90.0%	—	100.0%	79.2%	70.0%	—	90.0%
Other	4.2%	0.0%	—	10.0%	0.1%	0.0%
	100.0%				100.0%
Japan:
Asset Class
Equity Securities	39.7%	36.0%	—	44.0%	40.0%	36.0%	—	44.0%
Debt Securities	59.4%	55.0%	—	63.0%	60.0%	55.0%	—	63.0%
Other	0.9%	0.0%	—	2.0%	0.0%	0.0%	—	2.0%
	100.0%				100.0%

Actual allocations to each asset class can vary from target allocations due to periodic market value fluctuations, investment strategy changes, and the timing of benefit payments and contributions.

The following tables present Woodward’s pension plan assets using the fair value hierarchy established by U.S. GAAP:

	At September 30, 2024
	Level 1		Level 2		Level 3
	United States	Other Countries	United States	Other Countries	United States	Other Countries	Total
Asset Category:
Cash and cash equivalents	$3,370	$2,130	$—	$—	$—	$—	$5,500
Mutual funds:
U.S. corporate bond fund	121,581	—	—	—	—	—	121,581
U.S. equity large cap fund	33,454	—	—	—	—	—	33,454
International equity large cap growth fund	21,512	—	—	—	—	—	21,512
Pooled funds:
Japanese equity securities	—	—	—	1,939	—	—	1,939
International equity securities	—	—	—	1,786	—	—	1,786
Japanese fixed income securities	—	—	—	4,157	—	—	4,157
International fixed income securities	—	—	—	1,409	—	—	1,409
Index linked U.K. corporate bonds fund	—	—	—	17,085	—	—	17,085
Index linked U.K. government securities fund	—	—	—	12,049	—	—	12,049
Index linked U.K. long-term government securities fund	—	—	—	14,924	—	—	14,924
Index U.K long-term government securities fund	—	—	—	1,997	—	—	1,997
Total assets	$179,917	$2,130	$—	$55,346	$—	$—	$237,393

	At September 30, 2023
	Level 1		Level 2		Level 3
	United States	Other Countries	United States	Other Countries	United States	Other Countries	Total
Asset Category:
Cash and cash equivalents	$2,385	$149	$—	$—	$—	$—	$2,534
Mutual funds:
U.S. corporate bond fund	103,401	—	—	—	—	—	103,401
U.S. equity large cap fund	31,136	—	—	—	—	—	31,136
International equity large cap growth fund	18,448	—	—	—	—	—	18,448
Pooled funds:
Japanese equity securities	—	—	—	1,830	—	—	1,830
International equity securities	—	—	—	1,600	—	—	1,600
Japanese fixed income securities	—	—	—	3,785	—	—	3,785
International fixed income securities	—	—	—	1,287	—	—	1,287
Global target return equity/bond fund	—	—	—	8,719	—	—	8,719
Index linked U.K. corporate bonds fund	—	—	—	14,319	—	—	14,319
Index linked U.K. government securities fund	—	—	—	14,601	—	—	14,601
Index linked U.K. long-term government securities fund	—	—	—	4,485	—	—	4,485
Total assets	$155,370	$149	$—	$50,626	$—	$—	$206,145

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

There were no transfers into or out of Level 3 assets in fiscal years 2024 or 2023.

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

Certain participating retirees are required to contribute to the plans in order to maintain coverage. The plans provide postretirement medical benefits for approximately 3 retired employees and their covered dependents and beneficiaries and may provide future benefits to 347 active employees and their covered dependents and beneficiaries, upon retirement, if the employees elect to participate. All the postretirement medical plans are fully insured for retirees who have attained age 65.

The actuarial assumptions used in measuring the net periodic benefit cost and plan obligations of postretirement benefits were as follows:

	At September 30,
	2024	2023	2022
Weighted-average discount rate used to determine benefit obligation	5.00%	6.25%	5.70%
Weighted-average discount rate used to determine net periodic benefit cost	6.25	5.70	2.80

The discount rate assumption is intended to reflect the rate at which the postretirement benefits could be effectively settled based upon the assumed timing of the benefit payments.

Woodward used a bond portfolio matching analysis based on recently traded, non-callable bonds rated AA or better that have at least $50 million outstanding to determine the benefit obligations at year end.

Mortality assumptions are based on published mortality studies developed primarily based on past experience of the broad population and modified for projected longevity trends. The projected benefit obligations in the United States as of September 30, 2024 and September 30, 2023 were based on the SOA Pri-2012 Mortality Tables Report using the SOA’s MP-2019 and projected forward using a custom projection scale based on MP-2019 with a 5-year convergence period and a long-term rate of 0.75%.

Assumed healthcare cost trend rates at September 30, were as follows:

	2024	2023
Health care cost trend rate assumed for next year	6.00%	6.00%
Rate to which the cost trend rate is assumed to decline
(the ultimate trend rate)	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2030	2030

Net periodic benefit costs consist of the following components reflected as expense in Woodward’s Consolidated Statements of Earnings:

	Year Ended September 30,
	2024	2023	2022
Service cost	$—	$1	$1
Interest cost	902	904	577
Amortization of:
Net gain	(555)	(495)	(94)
Net periodic cost	$347	$410	$484

The following table provides a reconciliation of the changes in the accumulated postretirement benefit obligation and fair value of assets for the postretirement benefits:

	Year Ended September 30,
	2024	2023
Changes in accumulated postretirement benefit obligation:
Accumulated postretirement benefit obligation at beginning of year	$15,336	$16,797
Service cost	—	1
Interest cost	902	904
Premiums paid by plan participants	834	873
Net actuarial loss (gain)	597	(682)
Benefits paid	(2,466)	(2,557)
Accumulated postretirement benefit obligation at end of year	$15,203	$15,336
Changes in fair value of plan assets:
Fair value of plan assets at beginning of year	$—	$—
Contributions by the company	1,632	1,684
Premiums paid by plan participants	834	873
Benefits paid	(2,466)	(2,557)
Fair value of plan assets at end of year	$—	$—
Funded status at end of year	$(15,203)	$(15,336)

The following tables provide the amounts recognized in the Consolidated Balance Sheets and accumulated other comprehensive (earnings) losses for the postretirement plans:

	Year Ended September 30,
	2024	2023
Amounts recognized in Consolidated Balance Sheets consist of:
Accrued liabilities	$(1,668)	$(1,739)
Other non-current liabilities	(13,535)	(13,597)
Funded status at end of year	$(15,203)	$(15,336)
Amounts recognized in accumulated other comprehensive income consist of:
Unrecognized net prior service cost (benefit)	$—	$—
Unrecognized net gains	(5,260)	(6,412)
Total amounts recognized	(5,260)	(6,412)
Deferred taxes	1,009	1,292
Amounts recognized in accumulated other comprehensive (earnings)	$(4,251)	$(5,120)

Woodward pays plan benefits from its general funds; therefore, there are no segregated plan assets as of September 30, 2024 or September 30, 2023.

The accumulated benefit obligations of the Company’s postretirement plans were $15,203 at September 30, 2024 and $15,336 at September 30, 2023. The largest contributor to the actuarial loss affecting the Company’s postretirement plans accumulated benefit obligations was a decrease in the discount rate.

The following table reconciles the changes in accumulated other comprehensive (earnings) losses for the other postretirement benefit plans:

	Year Ended September 30,
	2024	2023
Beginning of year	$(6,412)	$(6,225)
Net loss (gain)	597	(682)
Amortization of:
Net gain	555	495
End of year	$(5,260)	$(6,412)

Using expected future service, it is anticipated that the future Company contributions to pay benefits for other postretirement benefit plans, excluding participate contributions, will be as follows:

Year Ending September 30,
2025	$2,519
2026	2,447
2027	2,357
2028	2,267
2029	2,171
2030-2034	9,101

Note 21. Stockholders’ equity

Common stock and treasury stock

Activity in common stock and treasury stock shares are as follows:

	Common Stock	Treasury Stock	Treasury stock held for deferred compensation
Balances as of September 30, 2021	72,960	(9,702)	(167)
Purchase of treasury stock	—	(4,123)	—
Sales of treasury stock	—	468	—
Common shares issued for benefit plans	—	150	—
Purchases of stock by deferred compensation	—	—	(3)
Distribution of stock from deferred compensation	—	—	31
Balances as of September 30, 2022	72,960	(13,207)	(139)

Balances as of September 30, 2022	72,960	(13,207)	(139)
Purchase of treasury stock	—	(1,060)	—
Sales of treasury stock	—	1,009	—
Common shares issued for benefit plans	—	188	—
Purchases of stock by deferred compensation	—	—	(2)
Distribution of stock from deferred compensation	—	—	86
Balances as of September 30, 2023	72,960	(13,070)	(55)

Balances as of September 30, 2023	72,960	(13,070)	(55)
Purchase of treasury stock	—	(2,236)	—
Sales of treasury stock	—	1,360	—
Common shares issued for benefit plans	—	159	—
Purchases of stock by deferred compensation	—	—	(1)
Distribution of stock from deferred compensation	—	—	11
Balances as of September 30, 2024	72,960	(13,787)	(45)

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

In January 2024, the Board terminated the 2022 Authorization, which was nearing expiration, and concurrently authorized a new program for the repurchase of up to $600,000 of Woodward's outstanding shares of common stock on the open market or in privately negotiated transactions over a three-year period ending in January 2027 (the "2024 Authorization"). During fiscal year 2024, we repurchased 2,236 shares of our common stock for $390,819 under the 2024 Authorization.

Stock-based compensation

Provisions governing non-qualified stock option awards, restricted stock units ("RSUs"), and performance restricted stock units ("PSUs") are included in the 2017 Omnibus Incentive Plan, as amended from time to time (the “2017 Plan”) and with respect to outstanding stock options awarded in or prior to fiscal year 2016, the 2006 Omnibus Incentive Plan (the “2006 Plan”).

The 2017 Plan was approved by Woodward’s stockholders in January 2017 and is a successor plan to the 2006 Plan. As of September 14, 2016, the effective date of the 2017 Plan, the Board delegated authority to administer the 2017 Plan to the Human Capital & Compensation Committee of the Board, including, but not limited to, the power to determine the recipients of awards and the terms of those awards.

Stock options

Stock option awards are granted with an exercise price equal to the market price of Woodward's stock at the date the grants are awarded, a ten-year term, and generally have a four-year vesting schedule at a rate of 25% per year.

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

	Year Ended September 30,
	2024			2023			2022
Weighted-average exercise price per share	$137.36			$84.84			$115.3
Expected term (years)	6.6	-	8.7	6.6	-	8.8	6.6	-	8.7
Estimated volatility	35.0%	-	37.6%	34.7%	-	37.6%	33.8%	-	36.4%
Estimated dividend yield	0.7%	-	0.7%	0.7%	-	0.9%	0.6%	-	0.8%
Risk-free interest rate	4.2%	-	4.4%	3.4%	-	4.4%	1.1%	-	3.5%

The weighted average grant date fair value of options granted follows:

	Year Ended September 30,
	2024	2023	2022
Weighted-average grant date fair value of options	$58.34	$34.19	$41.78

The following is a summary of the activity for stock option awards during the fiscal year ended September 30, 2024:

	Number of options	Weighted- Average Exercise Price Per Share
Balance at September 30, 2023	4,842	$80.48
Granted	87	137.36
Exercised	(1,340)	69.23
Forfeited	(11)	96.82
Balance at September 30, 2024	3,578	$86.03

Changes in non-vested stock options during the fiscal year ended September 30, 2024 were as follows:

	Number of options	Weighted- Average Grant Date Fair Value Per Share
Balance at September 30, 2023	1,393	$33.96
Granted	87	58.34
Vested	(572)	32.36
Forfeited	(10)	37.76
Balance at September 30, 2024	898	$37.30

Information about stock options that have vested, or are expected to vest, and are exercisable at September 30, 2024 was as follows:

	Number of options	Weighted- Average Exercise Price	Weighted- Average Remaining Life in Years	Aggregate Intrinsic Value
Options outstanding	3,578	$86.03	5.3	$305,872
Options vested and exercisable	2,680	82.14	4.5	239,541
Options vested and expected to vest	3,557	85.91	5.2	304,515

Other information follows:

	Year Ended September 30,
	2024	2023	2022
Total fair value of stock options vested	$18,527	$24,388	$18,945
Total intrinsic value of options exercised	115,198	67,203	32,709
Cash received from exercises of stock options	89,875	50,749	21,897
Excess tax benefit realized from exercise of stock options	17,939	12,595	6,472

Restricted stock units

The Company generally grants RSUs to eligible employees under its form RSU agreement for employees (the “Standard Form RSU Agreement”). RSUs granted under the Standard Form RSU Agreement prior to November 14, 2023, generally have a four-year vesting schedule at a rate of 25% per year, and RSUs granted after November 14, 2023 have a three-year vesting schedule at a rate of 33.3% per year, in each case generally subject to continued employment. The fair value of RSUs granted are estimated using the closing price of the Company’s stock on the grant date.

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

A summary of the activity for RSUs:

	Number of units	Weighted-Average Grant Date Fair Value
Balance at September 30, 2023	177	$93.46
Granted	178	139.04
Vested	(30)	88.97
Forfeited	(7)	149.02
Balance at September 30, 2024	318	$118.19

Performance restricted stock units

In November 2023, the Company granted PSUs to certain eligible employees under the form PSU agreement that generally will vest subject to a market condition and a service condition through the performance period. The market condition associated with the awards is based on the Company's relative total shareholder return ("TSR") compared to the TSR generated by the other companies that comprise the S&P 400 Midcap Index over a three-year performance period. Performance at target will result in vesting and issuance of the number of PSUs granted, equal to 100% payout.

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

The fair value of the PSUs for the November 2023 grant was determined based upon a Monte Carlo valuation method. The assumptions used in the Monte Carlo method to value the PSUs granted, which includes the grant date fair value outcome from the Monte Carlo method, were as follows:

September 30, 2024
Expected volatility	30.2%
Risk free interest rate	4.5%
Expected life	3 years
Grant date fair value	$146.47

The PSUs granted receive dividend equivalent units; therefore, no discount was applied for Woodward’s dividends.

A summary of the activity for PSUs:

	Number of units	Weighted-Average Grant Date Fair Value
Beginning balance	—	$—
Granted	66	146.47
Forfeited	(4)	146.47
Ending balance	62	$146.47

Stock-based compensation expense

Woodward recognizes stock-based compensation expense on a straight-line basis over the requisite service period. Pursuant to the form agreements used by the Company, with terms approved by the administrator of the applicable plan, the requisite service period can be less than the four-year vesting period based on grantee’s retirement eligibility. As such, the recognition of stock-based compensation expense associated with some grants can be accelerated to a period of less than four years, including immediate recognition of stock-based compensation expense on the date of grant.

Stock-based compensation expense recognized was as follows:

	Year Ended September 30,
	2024	2023	2022
Employee stock-based compensation expense	$33,052	$23,958	$20,109

In connection with an executive separation and release agreement entered into by the Company, Woodward recognized an additional $1,682 and $1,265 of stock-based compensation expense, before tax, during fiscal year 2024 and fiscal year 2023, respectively.

At September 30, 2024, there was approximately $26,694 of total unrecognized compensation expense related to non-vested stock-based compensation arrangements, including stock options, restricted stock, and performance stock awards. The pre-vesting forfeiture rates for purposes of determining stock-based compensation expense recognized were estimated to be 0.0% for members of Woodward’s Board and 7.4% for all others. The remaining unrecognized compensation cost is expected to be recognized over a weighted-average period of approximately 1.79 years.

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

Year Ending September 30:
2025	$676,009
2026	179,213
2027	70,212
2028	1,542
2029	5
Thereafter	88
Total	$927,069

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

Woodward is currently involved in claims, pending or threatened litigation or other legal proceedings, investigations, and/or regulatory proceedings arising in the normal course of business, including, among others, those relating to product liability claims, employment matters, worker’s compensation claims, contractual disputes, product warranty claims, and alleged violations of various laws and regulations. Woodward accrues for known individual matters using estimates of the most likely amount of loss where it believes that it is probable the matter will result in a loss when ultimately resolved and such loss is reasonably estimable. Legal costs are expensed as incurred and are classified in “Selling, general, and administrative expenses” on the Consolidated Statements of Earnings.

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

A summary of consolidated net sales and earnings by segment follows:

	Year Ended September 30,
	2024	2023	2022
Segment external net sales:
Aerospace	$2,028,618	$1,768,103	$1,519,322
Industrial	1,295,631	1,146,463	863,468
Total consolidated net sales	$3,324,249	$2,914,566	$2,382,790
Segment earnings:
Aerospace	$385,360	$290,104	$230,933
Industrial	229,857	161,622	82,788
Nonsegment expenses	(119,745)	(130,811)	(81,092)
Interest Expense, net	(41,501)	(45,147)	(32,731)
Consolidated earnings before income taxes	$453,971	$275,768	$199,898

Segment assets consist of accounts receivable, inventories, property, plant, and equipment, net, goodwill, and other intangibles, net. A summary of consolidated total assets, consolidated depreciation and amortization, and consolidated capital expenditures follows:

	Year Ended September 30,
	2024	2023	2022
Segment assets:
Aerospace	$1,936,507	$1,829,410	$1,773,854
Industrial	1,509,495	1,490,341	1,380,446
Unallocated corporate property, plant and equipment, net	120,946	104,962	111,760
Other unallocated assets	801,967	585,490	540,386
Consolidated total assets	$4,368,915	$4,010,203	$3,806,446

Segment depreciation and amortization:
Aerospace	$55,305	$59,880	$60,176
Industrial	49,779	51,167	50,584
Unallocated corporate amounts	11,086	8,696	9,868
Consolidated depreciation and amortization	$116,170	$119,743	$120,628

Segment capital expenditures:
Aerospace	$55,989	$56,913	$23,253
Industrial	41,930	21,855	12,399
Unallocated corporate amounts	(1,639)	(2,268)	17,216
Consolidated capital expenditures	$96,280	$76,500	$52,868

We had no customers who accounted for approximately 10% or more of our consolidated net sales for the fiscal year ended September 30, 2024. RTX Corporation was our largest customer during the fiscal year ended September 30, 2024. All sales were made by Woodward’s Aerospace segment and totaled approximately 9% of net sales in fiscal year 2024, 10% of net sales in fiscal year 2023, and 11% of net sales in fiscal year 2022.

Accounts receivable from RTX Corporation totaled approximately 6% of accounts receivable at September 30, 2024 and 4% of accounts receivable at September 30, 2023.

U.S. Government related sales from Woodward’s reportable segments were as follows:

	Direct U.S. Government Sales	Indirect U.S. Government Sales	Total U.S. Government Related Sales
Fiscal year ended September 30, 2024
Aerospace	$107,978	$443,370	$551,348
Industrial	9,039	10,273	19,312
Total net external sales	$117,017	$453,643	$570,660
Percentage of total net sales	3%	14%	17%

Fiscal year ended September 30, 2023
Aerospace	$99,848	$363,835	$463,683
Industrial	7,524	14,840	22,364
Total net external sales	$107,372	$378,675	$486,047
Percentage of total net sales	4%	13%	17%

Fiscal year ended September 30, 2022
Aerospace	$93,266	$433,646	$526,912
Industrial	4,759	6,052	10,811
Total net external sales	$98,025	$439,698	$537,723
Percentage of total net sales	4%	19%	23%

Note 24. Subsequent events

On November 15, 2024, Woodward entered into an agreement to sell the Industrial heavy duty gas turbine combustion parts product line located in Greenville, South Carolina to GE Vernova, subject to customary purchase price adjustments. The agreement for the sale of the product line is expected to result in a gain and close later in fiscal year 2025.

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

Charles P. Blankenship, Jr. and William F. Lacey evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Form 10-K. Based on their evaluations, they concluded that our disclosure controls and procedures were effective as of September 30, 2024.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) for the Company. Our management has evaluated the effectiveness of internal control over financial reporting using the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and, based on that evaluation, concluded that the Company’s internal control over financial reporting was effective as of September 30, 2024, the end of the Company’s most recent fiscal year.

Deloitte & Touche LLP (PCAOB ID No. 34), an independent registered public accounting firm, conducted an audit of Woodward’s internal control over financial reporting as of September 30, 2024 as stated in their report included in “Item 8 – Financial Statements and Supplementary Data.”

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

There have been no changes in our internal control over financial reporting during the fourth fiscal quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

During the quarter ended September 30, 2024, no directors or officers, as defined in Rule 16a-1(f), adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” each as defined in Regulation S-K Item 408.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

The information required by Items 10, 11, 12, 13, and 14 of Part III of this Annual Report on Form 10-K, to the extent not set forth herein, is incorporated herein by reference from the registrant’s definitive proxy statement relating to the annual meeting of stockholders to be held on January 29, 2025 which definitive proxy statement shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

Item 10. Directors, Executive Officers, and Corporate Governance

The information required by this item relating to our directors and nominees, regarding compliance with Section 16(a) of the Securities Act of 1934, and regarding our Audit Committee is included under the captions “Proposal 1: Election of Directors,” “Board Meetings and Committees – Audit Committee” (including information with respect to audit committee financial experts), "Executive Officers", “Stock Ownership of Directors and Executive Officers,” and, “Delinquent Section 16(a) Reports" in our Proxy Statement related to the Annual Meeting of Stockholders to be held virtually on January 29, 2025 (the "Proxy Statement") and is incorporated herein by reference. There have been no material changes to the procedures by which security holders may recommend nominees to our Board.

Our Board has adopted a Code of Business Conduct and Ethics for directors, officers, and employees. We have also adopted a Code of Ethics for Senior Financial Officers and Other Finance Members. These codes are posted on our Website. The Internet address for our Website is www.woodward.com, and the codes may be found from our main Web page by clicking first on “Investors” and then on “Governance,” and then on "Governance Documents", and then on “Woodward Codes of Business Conduct and Ethics.”

We intend to satisfy any disclosure requirement under Item 5.05 of Form 8-K or the Nasdaq listing rules regarding an amendment to, or waiver from, a provision of this code of ethics by posting such information to our Website, at the address and location specified above.

Item 11. Executive Compensation

Information regarding executive compensation is under the captions “Board Meetings and Committees – Non-Employee Director Compensation,” “Board Meetings and Committees – Human Capital & Compensation Committee – Human Capital & Compensation Committee Interlocks and Insider Participation,” “Compensation Discussion and Analysis,” “Human Capital & Compensation Committee Report,” “Executive Compensation” and “Board Meetings and Committees – Human Capital & Compensation Committee – Risk Assessment” in our Proxy Statement, and is incorporated herein by reference, except the section captioned “Compensation Committee Report on Compensation Discussion and Analysis” is hereby “furnished” and not “filed” with this Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information regarding security ownership of certain beneficial owners and management and related stockholder matters is under the tables captioned “Stock Ownership of Directors & Executive Officers,” “Persons Owning More Than 5% of Woodward Common Stock,” and “Executive Compensation – Equity Compensation Plan Information” in our Proxy Statement, and is incorporated herein by reference.

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

Item 14. Principal Accountant Fees and Services

Information regarding principal accountant fees and services is under the captions “Audit Committee Report to Stockholders – Audit Committee’s Pre-Approval Policy and Procedures and “Audit Committee Report to Stockholders – Fees Paid to Independent Registered Public Accounting Firm” in our Proxy Statement, and is incorporated herein by reference.

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

‡	3.1	Restated Certificate of Incorporation, as amended October 3, 2007, filed as Exhibit 3(i)(a) to Annual Report on Form 10-K filed November 20, 2008

‡	3.2	Bylaws of Woodward, Inc., as amended and restated on January 11, 2020, filed as Exhibit 3.1 to Annual Report on Form 10-K filed on November 18, 2022

‡	3.3	Certificate of Amendment of Certificate of Incorporation, dated January 23, 2008, filed as Exhibit 3(i)(b) to Annual Report on Form 10-K filed November 20, 2008

‡	3.4	Certificate of Amendment of the Restated Certificate of Incorporation, dated January 26, 2011, filed as Exhibit 3.1 to Current Report on Form 8-K filed January 28, 2011

‡	3.5	Certificate of Designation of Rights, Preferences and Privileges of Series B Preferred Stock

*	4.1	Form of Common Stock Certificate

*	4.2	Description of Capital Stock

†‡	10.1	Long-Term Management Incentive Compensation Plan, filed as Exhibit 10(c) to Annual Report on Form 10-K filed December 22, 2000

†‡	10.2	Summary Description of the Woodward Variable Incentive Plan, filed as Exhibit 10.2 to Annual Report on Form 10-K filed November 16, 2016

†‡	10.3	2006 Omnibus Incentive Plan, effective January 25, 2006, filed as Exhibit 4.1 to Registration Statement on Form S-8 filed April 28, 2006

†‡	10.4	Amendment No. 1 to the Woodward, Inc. 2006 Omnibus Incentive Plan, effective as of January 26, 2011, filed as Exhibit 10.10 to Annual Report on Form 10-K filed November 16, 2011

†‡	10.5	2017 Omnibus Incentive Plan, as amended January 25, 2023, filed as Exhibit 99.1 to Current Report on Form 8-K filed January 31, 2023

†‡	10.6	Form of Non-Qualified Stock Option Agreement, filed as Exhibit 10.2 to Quarterly Report on Form 10-Q filed January 25, 2017

‡	10.7

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

†‡	10.23	Form of Non-Qualified Stock Option Agreement filed as Exhibit 10.40 to Annual Report on Form 10-K, filed November 13, 2018

†‡	10.24	Amended and Restated Executive Severance and Change in Control Agreement filed as Exhibit 10.29 to Annual Report on Form 10-K, filed November 19, 2021

‡	10.25	Form of Restricted Stock Unit Agreement, filed as Exhibit 10.39 to Annual Report on Form 10-K, filed November 13, 2018

†‡	10.26	Charles P. Blankenship Jr. employment offer letter, dated April 19th, 2022, filed as Exhibit 10.3 to Quarterly Report on Form 10-Q, filed on May 6, 2022

‡	10.27

Second Amended and Restated Credit Agreement dated October 21, 2022, by and among the Company, certain foreign subsidiaries borrowers of the Company from time to time parties thereto, the institutions from time-to-time party thereto, as lenders, Wells Fargo Bank, National Association, as administrative agent filed as Exhibit 10.31 to Annual Report on Form 10-K, filed on November 18, 2022

†‡	10.28	Second Amended and Restated Executive Severance and Change in Control Agreement filed as Exhibit 10.32 to Annual Report on Form 10-K, filed on November 18, 2022

‡	10.29	Form Attraction and Retention RSU agreement, filed as Exhibit 10.2 to Quarterly Report on Form 10-Q filed May 6, 2022

†‡	10.30	Separation Agreement dated April 5, 2023 by and between Woodward, Inc. and Mark D. Hartman, filed as Exhibit 10.1 to Quarterly Report on Form 10-Q, filed August 4th, 2023

†‡	10.31	William F. Lacey Offer Letter, dated March 30, 2023, filed as Exhibit 10.2 to Quarterly Report on Form 10-Q, filed August 4th, 2023

†‡	10.32	Randall Hobbs Offer Letter, dated October 7, 2022, filed as Exhibit 10.1 to Quarterly Report on Form 10-Q, filed February 2, 2024

†‡	10.33	Separation Agreement dated March 14, 2024 by and between Woodward, Inc. and A. Christopher Fawzy, filed as Exhibit 10.1 to Quarterly Report on Form 10-Q, filed May 3, 2024

†‡	10.34	Outside Director Compensation Policy, dated October 1, 2023, filed as Exhibit 10.32 to Annual Report on Form 10-K, filed on November 17, 2023

‡	10.35	Form of Non-Qualified Stock Option Agreement for Employees and Consultants, dated November 14, 2023, filed as Exhibit 10.33 to Annual Report on Form 10-K, filed on November 17, 2023

‡	10.36	Form of Non-Qualified Stock Option Agreement for Non-Employee Directors dated November 14, 2023, filed as Exhibit 10.34 to Annual Report on Form 10-K, filed on November 17, 2023

‡	10.37	Form RSU Agreement for Employees and Consultants dated November 14, 2023, filed as Exhibit 10.35 to Annual Report on Form 10-K, filed on November 17, 2023

‡	10.38	Form RSU Agreement for Non-Employee Directors dated November 14, 2023, filed as Exhibit 10.36 to Annual Report on Form 10-K, filed on November 17, 2023

‡	10.39	Form of Performance Restricted Stock Unit Agreement dated November 14, 2023, filed as Exhibit 10.37 to Annual Report on Form 10-K, filed on November 17, 2023

*	10.40	Form of Non-Qualified Stock Option Agreement for Non-Employee Directors, dated September 16, 2024
*	10.41	Form of Restricted Stock Unit Agreement for Non-Employee Directors, dated September 16, 2024
*	19.1	Trades of Woodward Stock (Insider Trading Policy)

*	21.1	Subsidiaries

*	23.1	Consent of Independent Registered Public Accounting Firm

*	31.1	Rule 13a-14(a)/15d-14(a) certification of Charles P. Blankenship, Jr.

*	31.2	Rule 13a-14(a)/15d-14(a) certification of William F. Lacey

*	32.1	Section 1350 certifications

*	97.1	Clawback Policy

*	101.INS	Inline XBRL Instance Document.

*	101.SCH	Inline XBRL Taxonomy Extension Schema Document

*	101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

*	101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

*	101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

*	101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

*	104	Cover Page Interactive Data File (formatted as Inline XBRL and Contained in Exhibit 101)

Attached as Exhibit 101 to this report are the following materials from Woodward, Inc.’s Annual Report on Form 10-K for the year ended September 30, 2024 formatted in Inline XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Earnings, (ii) the Consolidated Statements of Comprehensive Earnings, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Stockholders’ Equity, and (vi) the Notes to the Consolidated Financial Statements.

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

WOODWARD, INC.
Date: November 26, 2024	/s/ Charles P. Blankenship, Jr.
Charles P. Blankenship, Jr.
Chairman of the Board, Chief Executive Officer, and President (Principal Executive Officer)

Date: November 26, 2024	/s/ William F. Lacey
William F. Lacey
Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Charles P. Blankenship, Jr.	Chairman of the Board	November 26, 2024
Charles P. Blankenship, Jr.	and Director
/s/ Rajeev Bhalla	Director	November 26, 2024
Rajeev Bhalla
/s/ John D. Cohn	Director	November 26, 2024
John D. Cohn
/s/ David Hess	Director	November 26, 2024
David Hess
/s/ Daniel G. Korte	Director	November 26, 2024
Daniel G. Korte
/s/ Eileen P. Paterson	Director	November 26, 2024
Eileen P. Paterson
/s/ Mary D. Petryszyn	Director	November 26, 2024
Mary D. Petryszyn
/s/ Gregg C. Sengstack	Director	November 26, 2024
Gregg C. Sengstack
/s/ Tana Utley	Director	November 26, 2024
Tana Utley