Form 10-Q
period 2024-12-31
Woodward, Inc.
filed 2025-02-04
CIK 108312

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2024

or

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

Yes ☐ No ☒

As of February 3, 2025, 59,359,883 shares of the registrant’s common stock with a par value of $0.001455 per share were outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

WOODWARD, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended
	December 31,
	2024	2023
Net sales	$772,725	$786,730
Costs and expenses:
Cost of goods sold	583,091	582,381
Selling, general and administrative expenses	69,696	74,511
Research and development costs	30,207	30,794
Interest expense	12,341	11,436
Interest income	(1,377)	(1,473)
Other (income) expense, net	(23,087)	(20,639)
Total costs and expenses	670,871	677,010
Earnings before income taxes	101,854	109,720
Income tax expense	14,763	19,676
Net earnings	$87,091	$90,044

Earnings per share:
Basic earnings per share	$1.47	$1.50
Diluted earnings per share	$1.42	$1.46

Weighted Average Common Shares Outstanding:
Basic	59,216	60,021
Diluted	61,141	61,846

See accompanying Notes to Condensed Consolidated Financial Statements

WOODWARD, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS

(In thousands)

(Unaudited)

	Three Months Ended
	December 31,
	2024	2023
Net earnings	$87,091	$90,044

Other comprehensive earnings:
Foreign currency translation adjustments	(36,884)	23,841
Net gain (loss) on foreign currency transactions designated as hedges of net investments in foreign subsidiaries	3,063	(1,866)
Taxes on changes in foreign currency translation adjustments	436	(287)
Foreign currency translation and transactions adjustments, net of tax	(33,385)	21,688

Unrealized gain (loss) on fair value adjustment of derivative instruments	20,368	(18,510)
Reclassification of net realized (gain) loss on derivatives to earnings	(27,683)	17,899
Derivative adjustments, net of tax	(7,315)	(611)

Amortization of pension and other postretirement plan:
Net prior service cost	197	180
Net (gain)	(167)	(250)
Foreign currency exchange rate changes on pension and other postretirement benefit plan liabilities	(326)	322
Taxes on changes in pension and other postretirement benefit plan liability adjustments, net of foreign currency exchange rate changes	(15)	(42)
Pension and other postretirement benefit plan adjustments, net of tax	(311)	210
Total comprehensive earnings	$46,080	$111,331

See accompanying Notes to Condensed Consolidated Financial Statements

WOODWARD, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

(Unaudited)

	December 31,	September 30,
	2024	2024
ASSETS
Current assets:
Cash and cash equivalents	$283,726	$282,270
Accounts receivable, less allowance for uncollectible amounts of $7,793 and $7,738, respectively	692,599	770,066
Inventories	632,002	609,092
Income taxes receivable	16,268	22,016
Assets held for sale	32,047	—
Other current assets	67,954	60,167
Total current assets	1,724,596	1,743,611
Property, plant and equipment, net	925,471	940,715
Goodwill	781,928	806,643
Intangible assets, net	404,417	440,419
Deferred income tax assets	87,488	84,392
Other assets	357,482	353,135
Total assets	$4,281,382	$4,368,915
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Short-term debt	$258,000	$217,000
Current portion of long-term debt	160,975	85,719
Accounts payable	224,035	287,457
Income taxes payable	38,742	40,692
Accrued liabilities	228,748	292,642
Liabilities held for sale	4,322	—
Total current liabilities	914,822	923,510
Long-term debt, less current portion	483,199	569,751
Deferred income tax liabilities	115,984	121,858
Other liabilities	558,956	577,380
Total liabilities	2,072,961	2,192,499
Commitments and contingencies (Note 22)
Stockholders' equity:
Preferred stock, par value $0.003 per share, 10,000 shares authorized, no shares issued	—	—
Common stock, par value $0.001455 per share, 150,000 shares authorized, 72,960 shares issued	106	106
Additional paid-in capital	414,175	396,554
Accumulated other comprehensive losses	(73,709)	(32,698)
Deferred compensation	1,752	2,662
Retained earnings	3,295,569	3,223,259
	3,637,893	3,589,883
Treasury stock at cost, 13,607 shares and 13,787 shares, respectively	(1,427,720)	(1,410,805)
Treasury stock held for deferred compensation, at cost, 31 shares and, 45 shares, respectively	(1,752)	(2,662)
Total stockholders' equity	2,208,421	2,176,416
Total liabilities and stockholders' equity	$4,281,382	$4,368,915

See accompanying Notes to Condensed Consolidated Financial Statements

WOODWARD, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended December 31,
	2024	2023
Cash flows from operating activities:
Net earnings	$87,091	$90,044
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	27,876	28,825
Net gain on sales of assets and businesses	(9,243)	(9)
Stock-based compensation	6,666	4,937
Deferred income taxes	(1,504)	44
Changes in operating assets and liabilities:
Trade accounts receivable	83,511	6,430
Unbilled receivables (contract assets)	(16,667)	(27,154)
Costs to fulfill a contract	(3,076)	(1,580)
Inventories	(49,514)	(36,383)
Accounts payable and accrued liabilities	(94,647)	(31,654)
Contract liabilities	(4,352)	7,502
Income taxes	6,356	8,766
Retirement benefit obligations	(840)	(434)
Other	2,859	(2,545)
Net cash provided by operating activities	34,516	46,789

Cash flows from investing activities:
Payments for purchase of property, plant, and equipment	(33,574)	(41,812)
Proceeds from sale of assets and short-term investments	36	36
Proceeds from business divestiture	1,438	—
Net cash (used in) investing activities	(32,100)	(41,776)

Cash flows from financing activities:
Cash dividends paid	(14,781)	(13,209)
Proceeds from sales of treasury stock	28,876	15,267
Payments for repurchases of common stock	(35,473)	—
Borrowings on revolving lines of credit and short-term borrowings	668,300	728,600
Payments on revolving lines of credit and short-term borrowings	(627,300)	(663,500)
Payments of long-term debt and finance lease obligations	(236)	(75,249)
Net cash provided by (used in) financing activities	19,386	(8,091)
Effect of exchange rate changes on cash and cash equivalents	(20,346)	9,979
Net change in cash and cash equivalents	1,456	6,901
Cash and cash equivalents at beginning of year	282,270	137,447
Cash and cash equivalents at end of period	$283,726	$144,348

See accompanying Notes to Condensed Consolidated Financial Statements

WOODWARD, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

(Unaudited)

	Stockholders' equity
			Accumulated other comprehensive (loss) earnings
	Common stock	Additional paid-in capital	Foreign currency translation adjustments	Unrealized derivative gains (losses)	Minimum retirement benefit liability adjustments	Total accumulated other comprehensive (loss) earnings	Deferred compensation	Retained earnings	Treasury stock at cost	Treasury stock held for deferred compensation	Total stockholders' equity
Balances as of September 30, 2023	$106	$327,941	$(67,393)	$(9,719)	$6,441	$(70,671)	$2,776	$2,908,574	$(1,094,961)	$(2,776)	$2,070,989
Net earnings	—	—	—	—	—	—	—	90,044	—	—	90,044
Other comprehensive earnings (loss), net of tax	—	—	21,688	(611)	210	21,287	—	—	—	—	21,287
Cash dividends paid ($0.22 per share)	—	—	—	—	—	—	—	(13,209)	—	—	(13,209)
Sales of treasury stock	—	4,160	—	—	—	—	—	—	11,854	—	16,014
Stock-based compensation	—	4,937	—	—	—	—	—	—	—	—	4,937
Purchases of stock by deferred compensation	—	—	—	—	—	—	32	—	—	(32)	—
Distribution of stock from deferred compensation	—	—	—	—	—	—	241	—	—	(241)	—
Balances as of December 31, 2023	$106	$337,038	$(45,705)	$(10,330)	$6,651	$(49,384)	$3,049	$2,985,409	$(1,083,107)	$(3,049)	$2,190,062

Balances as of September 30, 2024	$106	$396,554	$(39,129)	$(5,177)	$11,608	$(32,698)	$2,662	$3,223,259	$(1,410,805)	$(2,662)	$2,176,416
Net earnings	—	—	—	—	—	—	—	87,091	—	—	87,091
Other comprehensive earnings (loss), net of tax	—	—	(33,385)	(7,315)	(311)	(41,011)	—	—	—	—	(41,011)
Cash dividends paid ($0.25 per share)	—	—	—	—	—	—	—	(14,781)	—	—	(14,781)
Purchases of treasury stock	—	—	—	—	—	—	—	—	(35,473)	—	(35,473)
Sales of treasury stock	—	10,340	—	—	—	—	—	—	18,319	—	28,659
Common shares issued for benefit plans	—	615	—		—	—	—	—	239	—	854
Stock-based compensation	—	6,666	—	—	—	—	—	—	—	—	6,666
Purchases of stock by deferred compensation	—	—	—	—	—	—	48	—	—	(48)	—
Distribution of stock from deferred compensation	—	—	—	—	—	—	(958)	—	—	958	—
Balances as of December 31, 2024	$106	$414,175	$(72,514)	$(12,492)	$11,297	$(73,709)	$1,752	$3,295,569	$(1,427,720)	$(1,752)	$2,208,421

See accompanying Notes to Condensed Consolidated Financial Statements

WOODWARD, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

(Unaudited)

Note 1. Basis of presentation

The Condensed Consolidated Financial Statements of Woodward, Inc. (“Woodward” or the “Company”) as of December 31, 2024 and for the three months ended December 31, 2024 and 2023, included herein, have not been audited by an independent registered public accounting firm. These unaudited Condensed Consolidated Financial Statements reflect all normal recurring adjustments that, in the opinion of management, are necessary to present fairly Woodward’s financial position as of December 31, 2024, and the statements of earnings, comprehensive earnings, cash flows, and changes in stockholders’ equity for the periods presented herein. The results of operations for the three months ended December 31, 2024 and 2023 are not necessarily indicative of the operating results to be expected for other interim periods or for the full fiscal year. Dollar and share amounts contained in these unaudited Condensed Consolidated Financial Statements are in thousands, except per share amounts, unless otherwise noted.

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

In November 2024, the FASB issued ASU 2024-03, "Disaggregation of Income Statement Expenses." The purpose of ASU 2024-03 is to provide enhanced disclosures about significant expenses on the Consolidated Statement of Earnings. The amendments in ASU 2024-03 are effective for fiscal years beginning after December 15, 2026 (fiscal year 2028 for Woodward), and interim periods within fiscal years beginning after December 15, 2027 (fiscal year 2029 for Woodward), with early adoption permitted, and are to be applied either on a prospective basis to financial statements issued for reporting periods after the effective date or on a retrospective basis to all periods presented. Woodward is currently assessing the impact on its Consolidated Statement of Earnings disclosures.

Note 3. Revenue

The amount of revenue recognized as point in time or over time was as follows:

	Three Months Ended December 31, 2024			Three Months Ended December 31, 2023
	Aerospace	Industrial	Consolidated	Aerospace	Industrial	Consolidated
Point in time	$191,985	$155,068	$347,053	$188,503	$186,630	$375,133
Over time	301,897	123,775	425,672	272,253	139,344	411,597
Total net sales	$493,882	$278,843	$772,725	$460,756	$325,974	$786,730

Accounts Receivable

Accounts receivable consisted of the following:

	December 31, 2024	September 30, 2024
Billed receivables
Trade accounts receivable	$365,322	$455,831
Other (Chinese financial institutions)	1,738	1,403
Total billed receivables	367,060	457,234
Current unbilled receivables (contract assets)	333,332	320,570
Total accounts receivable	700,392	777,804
Less: Allowance for uncollectible amounts	(7,793)	(7,738)
Total accounts receivable, net	$692,599	$770,066

As of December 31, 2024, “Other assets” on the Condensed Consolidated Balance Sheets includes $11,127 of unbilled receivables not expected to be invoiced and collected within a period of twelve months, compared to $11,237 as of September 30, 2024.

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

The allowance for uncollectible amounts and change in expected credit losses for trade accounts receivable and unbilled receivables (contract assets) consisted of the following:

	Three Months Ended December 31,
	2024	2023
Balance, beginning	$7,738	$5,847
Changes in estimates	207	298
Write-offs	—	(459)
Other[1]	(152)	91
Balance, ending	$7,793	$5,777
(1)
Includes effects of foreign exchange rate changes during the period.

Contract liabilities

Contract liabilities consisted of the following:

	December 31, 2024		September 30, 2024
	Current	Noncurrent	Current	Noncurrent
Deferred revenue from material rights from JV formation	$6,760	$230,962	$6,580	$232,164
Deferred revenue from advanced invoicing and/or prepayments from customers	20,552	5,139	23,706	6,437
Liability related to customer supplied inventory	17,163	—	20,563	—
Deferred revenue from material rights related to engineering and development funding	6,042	186,356	5,942	186,008
Net contract liabilities	$50,517	$422,457	$56,791	$424,609

Woodward recognized revenue of $16,083 in the three months ended December 31, 2024 from contract liabilities balances recorded as of October 1, 2024, compared to $13,033 in the three months ended December 31, 2023 from contract liabilities balances recorded as of October 1, 2023.

Remaining performance obligations

Remaining performance obligations related to the aggregate amount of the total contract transaction price of firm orders for which the performance obligation has not yet been recognized in revenue as of December 31, 2024 was $2,920,580, compared to $2,932,793 as of September 30, 2024, the majority of which relates to Woodward’s Aerospace segment in both periods. Woodward expects to recognize almost all remaining performance obligations within two years after December 31, 2024.

Remaining performance obligations related to material rights that have not yet been recognized in revenue as of December 31, 2024 was $507,479, compared to $509,366 as of September 30, 2024, of which $10,876 is expected to be recognized in the remainder of fiscal year 2025, $15,833 is expected to be recognized in fiscal year 2026, and the remaining balance is expected to be recognized thereafter. Woodward expects to recognize revenue from performance obligations related to material rights over the life of the underlying programs, which may be as long as forty years.

Disaggregation of Revenue

Woodward designs, produces, and services reliable, efficient, low-emission, and high-performance energy control products for diverse applications in markets throughout the world. Woodward reports financial results for each of its reportable segments, Aerospace and Industrial. Woodward further disaggregates its revenue from contracts with customers by primary market as Woodward believes this best depicts how the nature, amount, timing, and uncertainty of its revenue and cash flows are affected by economic factors.

Revenue by primary market for the Aerospace reportable segment was as follows:

	Three Months Ended December 31,
	2024	2023
Commercial OEM	$154,076	$171,354
Commercial aftermarket	163,850	137,544
Defense OEM	112,782	93,425
Defense aftermarket	63,174	58,433
Total Aerospace segment net sales	$493,882	$460,756

Revenue by primary market for the Industrial reportable segment was as follows:

	Three Months Ended December 31,
	2024	2023
Power generation	$105,219	$98,106
Transportation	116,606	174,469
Oil and gas	57,018	53,399
Total Industrial segment net sales	$278,843	$325,974

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

The customers who each account for approximately 10% or more of net sales of each of Woodward’s reportable segments are as follows:

	Three Months Ended December 31, 2024	Three Months Ended December 31, 2023
Aerospace	RTX Corporation, GE Aerospace, The Boeing Company	GE, RTX Corporation, The Boeing Company
Industrial	Rolls-Royce PLC, GE Vernova	Weichai Power, Rolls-Royce PLC, Caterpillar, Inc.

Note 4. Earnings per share

Basic earnings per share is computed by dividing net earnings available to common stockholders by the weighted-average number of shares of common stock outstanding for the period.

Diluted earnings per share reflects the weighted-average number of shares outstanding after consideration of the dilutive effect of stock options, restricted stock, and performance stock units.

The following is a reconciliation of net earnings to basic earnings per share and diluted earnings per share:

	Three Months Ended December 31,
	2024	2023
Numerator:
Net earnings	$87,091	$90,044
Denominator:
Basic shares outstanding	59,216	60,021
Dilutive effect of stock options; restricted and performance stock	1,925	1,825
Diluted shares outstanding	61,141	61,846
Income per common share:
Basic earnings per share	$1.47	$1.50
Diluted earnings per share	$1.42	$1.46

The following stock option grants and restricted stock awards were outstanding but were excluded from the computation of diluted earnings per share because their inclusion would have been anti-dilutive:

	Three Months Ended December 31,
	2024	2023
Awards and options	16	39
Weighted-average price	$—	$114.53

The weighted-average shares of common stock outstanding for basic and diluted earnings per share included the weighted-average treasury stock shares held for deferred compensation obligations of the following:

	Three Months Ended December 31,
	2024	2023
Weighted-average treasury stock shares held for deferred compensation obligations	38	55

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

Lease-related assets and liabilities were as follows:

	Classification on the Condensed Consolidated Balance Sheets	December 31, 2024	September 30, 2024
Assets:
Operating lease	Other assets	$23,218	$27,135
Finance lease	Property, plant, and equipment, net	3,341	2,516
Total lease assets		26,559	29,651

Current liabilities:
Operating lease	Accrued liabilities	4,564	5,029
Finance lease	Current portion of long-term debt	975	719
Noncurrent liabilities:
Operating lease	Other liabilities	19,129	22,670
Finance lease	Long-term debt, less current portion	2,592	2,017
Total lease liabilities		$27,260	$30,435

Lease-related expenses were as follows:

	Three Months Ended December 31,
	2024	2023
Operating lease expense	$1,796	$1,632
Amortization of finance lease assets	241	248
Interest on finance lease liabilities	44	41
Variable lease expense	193	228
Short-term lease expense	53	38
Total lease expense	$2,327	$2,187

Lease-related supplemental cash flow information was as follows:

	Three Months Ended December 31,
	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$1,534	$1,316
Operating cash flows for finance leases	44	41
Financing cash flows for finance leases	235	249
Right-of-use assets obtained in exchange for recorded lease obligations:
Operating leases	476	477
Finance leases	1,069	—

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

Although Woodward expects to allocate some portion of future net sales to these customers to embedded lessor arrangements, it cannot provide expected future undiscounted lease payments from property, plant, and equipment leased to customers as of December 31, 2024. If, in the future, customers reduce purchases of related products from Woodward, the Company believes it will derive additional value from the underlying equipment by repurposing its use to support other customer arrangements.

Revenue from contracts with customers that included embedded operating leases, which is included in “Net sales” in the Condensed Consolidated Statements of Earnings, was $1,034 for the three months ended December 31, 2024, compared to $1,364 for the three months ended December 31, 2023.

The carrying amount of property, plant, and equipment leased to others through embedded leasing arrangements, included in “Property, plant, and equipment, net” on the Condensed Consolidated Balance Sheets, follows:

	December 31, 2024	September 30, 2024
Property, plant, and equipment	$31,721	$48,495
Less accumulated depreciation	(19,493)	(32,994)
Property, plant, and equipment, net	$12,228	$15,501

Note 6. Joint venture

In fiscal year 2016, Woodward and General Electric Company (“GE”), consummated the formation of a strategic joint venture (the “JV”). GE has been acting through GE Aerospace since April 2024. The JV was formed to develop, manufacture, and support fuel systems for specified existing and all future GE commercial aircraft engines that produce thrust in excess of fifty thousand pounds. Woodward is accounting for its 50% ownership interest in the JV using the equity method of accounting. The JV is a related party to Woodward and transactions between Woodward and the JV are included in our Aerospace segment.

Unamortized deferred revenue from material rights in connection with the JV formation included:

	December 31, 2024	September 30, 2024
Accrued liabilities	$6,760	$6,580
Other liabilities	230,962	232,164

Amortization of the deferred revenue (material right) recognized as an increase to sales was $1,023 for the three months ended December 31, 2024, and $1,335 for the three months ended December 31, 2023.

Other income related to Woodward’s equity interest in the earnings of the JV was as follows:

	Three Months Ended December 31,
	2024	2023
Other income	$10,156	$10,155

Cash distributions to Woodward from the JV, recognized in “Other, net” in “Net cash provided by operating activities” on the Condensed Consolidated Statements of Cash Flows, were as follows:

	Three Months Ended December 31,
	2024	2023
Cash distributions	$11,000	$6,500

Net sales to the JV were as follows:

	Three Months Ended December 31,
	2024	2023
Net sales	$20,696	$20,272

Woodward net sales includes a reduction of $16,011 for the three months ended December 31, 2024, compared to $14,539 for the three months ended December 31, 2023 related to royalties owed to the JV by Woodward on sales by Woodward directly to third party aftermarket customers.

The Condensed Consolidated Balance Sheets include “Accounts receivable” related to amounts the JV owed Woodward, “Accounts payable” related to amounts Woodward owed the JV, and “Other assets” related to Woodward’s net investment in the JV, as follows:

	December 31, 2024	September 30, 2024
Accounts receivable	$3,745	$5,205
Accounts payable	6,155	11,378
Other assets	18,375	19,219

Note 7. Financial instruments and fair value measurements

The table below presents information about Woodward’s financial assets and liabilities that are measured at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques Woodward utilized to determine such fair value.

	At December 31, 2024				At September 30, 2024
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Financial assets:
Investments in banks and financial institutions	$21,749	$—	$—	$21,749	$23,128	$—	$—	$23,128
Equity securities	35,528	—	—	35,528	30,782	—	—	30,782
Cross-currency interest rate swaps	—	8,656	—	8,656	—	—	—	—
Total financial assets	$57,277	$8,656	$—	$65,933	$53,910	$—	$—	$53,910

Financial liabilities:
Cross-currency interest rate swaps	$—	$—	$—	$—	$—	$12,004	$—	$12,004
Total financial liabilities	$—	$—	$—	$—	$—	$12,004	$—	$12,004

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

The estimated fair values and carrying costs of other financial instruments that are not required to be remeasured at fair value in the Condensed Consolidated Balance Sheets were as follows:

		At December 31, 2024		At September 30, 2024
	Fair Value Hierarchy Level	Estimated Fair Value	Carrying Cost	Estimated Fair Value	Carrying Cost
Assets:
Notes receivable from municipalities	2	$6,491	$6,143	$6,961	$6,514
Investments in short-term time deposits	2	2,999	2,997	3,064	3,064
Liabilities:
Long-term debt	2	617,151	644,980	634,071	656,360

In connection with certain economic incentives related to Woodward’s development of a second campus in the greater-Rockford, Illinois area for its Aerospace segment and Woodward’s development of its corporate headquarters in Fort Collins, Colorado, Woodward received long-term notes from municipalities within the states of Illinois and Colorado. The fair value of the long-term notes was estimated based on a model that discounted future principal and interest payments received at an interest rate available to Woodward at the end of the period for similarly rated municipal notes of similar maturity, which is a level 2 input as defined by the U.S. GAAP fair value hierarchy. The interest rates used to estimate the fair value of the long-term notes were 3.2% at December 31, 2024 and 2.7% at September 30, 2024.

From time to time, certain of Woodward’s foreign subsidiaries will invest excess cash in short-term time deposits with a fixed maturity date of longer than three months but less than one year from the date of the deposit. Woodward believes that the investments are with creditworthy financial institutions. The fair value of the investments in short-term time deposits was estimated based on a model that discounted future principal and interest payments to be received at an interest rate available to the foreign subsidiary entering into the investment for similar short-term time deposits of similar maturity. This was determined to be a level 2 input as defined by the U.S. GAAP fair value hierarchy. The interest rates used to estimate the fair value of the short-term time deposits were 6.7% at December 31, 2024 and 6.8% at September 30, 2024.

The fair value of long-term debt was estimated based on a model that discounted future principal and interest payments at interest rates available to the Company at the end of the period for similar debt of the same maturity, which is a level 2 input as defined by the U.S. GAAP fair value hierarchy. The weighted-average interest rates used to estimate the fair value of long-term debt were 4.8% at December 31, 2024 and 4.5% at September 30, 2024.

Woodward does not have expected credit losses related to any financial assets that are not required to be remeasured at fair value.

Note 8. Derivative instruments and hedging activities

Derivative instruments not designated or qualifying as hedging instruments

In May 2020, Woodward entered into five fixed-rate cross-currency interest rate swap agreements (the “2020 Fixed-Rate Cross-Currency Swaps”), with an aggregate notional value of $400,000, which effectively reduced the interest rates on the underlying fixed-rate debt under the 2018 Notes (as defined in Note 15, Credit Facilities, short-term borrowings and long-term debt, in the Notes to the Consolidated Financial Statements included in Part II, Item 8 of Woodward’s most recently filed Form 10-K) and Woodward’s then existing revolving credit agreement. The net interest income of the cross-currency interest rate swaps is recorded as a reduction to “Interest expense” in Woodward’s Condensed Consolidated Statements of Earnings. The total notional value of the 2020 Fixed-Rate Cross-Currency Swaps was $400,000 at December 31, 2024. See Note 7, Financial Instruments and fair value measurements for the related fair value of the derivative instruments as of December 31, 2024.

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

Derivatives instruments in net investment hedging relationships

On September 23, 2016, Woodward and Woodward International Holding B.V., a wholly owned subsidiary of Woodward organized under the laws of The Netherlands (the “BV Subsidiary”), each entered into a note purchase agreement (the “2016 Note Purchase Agreement”) relating to the sale by Woodward and the BV Subsidiary of an aggregate principal amount of €160,000 of senior unsecured notes in a series of private placement transactions. Woodward issued €40,000 aggregate principal amount of Woodward’s Series M Senior Notes due September 23, 2026 (the “Series M Notes”). Woodward designated the Series M Notes as a hedge of a foreign currency exposure of Woodward’s net investment in its

Euro denominated functional currency subsidiaries. Related to the Series M Notes, included in foreign currency translation adjustments within total comprehensive (losses) earnings are net foreign exchange gains of $3,063 for the three months ended December 31, 2024, compared to net foreign exchange losses of $1,866 for the three months ended December 31, 2023.

Impact of derivative instruments designated as qualifying hedging instruments

The following table discloses the amounts recognized in relation to the cash flow hedges designated as qualifying hedging instruments:

		Three months ended December 31,
Derivatives in:	Location	2024	2023
(Income) expense recognized and (gain) loss reclassified from accumulated OCI into earnings	Selling, general and administrative expenses	$(27,683)	$17,899
(Gain) loss recognized in accumulated OCI	Selling, general and administrative expenses	(20,368)	18,510

The remaining unrecognized gains and losses in Woodward’s Condensed Consolidated Balance Sheets associated with derivative instruments that were previously entered into by Woodward, which are classified in accumulated OCI, were net losses of $12,475 as of December 31, 2024 and $5,160 as of September 30, 2024.

Note 9. Supplemental statement of cash flows information

	Three Months Ended December 31,
	2024	2023
Interest paid, net of amounts capitalized	$13,158	$13,411
Income taxes paid	11,060	13,032
Income tax refunds received	1,119	2,440
Non-cash activities:
Purchases of property, plant and equipment on account	3,916	3,121
Common shares issued from treasury to settle benefit obligations	854	—
Receivables related to business divestitures	9,213	—

Note 10. Assets and liabilities held for sale, Acquisitions, and Divestitures

Assets and liabilities held for sale

On November 15, 2024, Woodward entered into a definitive agreement to sell the Industrial heavy duty gas turbine combustion parts product line located in Greenville, South Carolina to GE Vernova. The sale of the product line is expected to result in a gain and close later in fiscal year 2025.

The following table presents balance sheet information of the heavy duty gas turbine combustion parts product line as of December 31, 2024:

December 31, 2024
Assets:
Inventories	$18,316
Property, plant, and equipment	3,198
Goodwill	5,772
Intangible assets	2,269
Other assets	2,492
Total assets held for sale	32,047

Liabilities:
Accrued liabilities	1,979
Other noncurrent liabilities	2,343
Total liabilities held for sale	$4,322

Acquisitions

On December 19, 2024, Woodward entered into a definitive agreement to acquire the Safran Electronics & Defense electromechanical actuation business based in the United States, Mexico, and Canada. The acquisition includes intellectual property, operations assets, talent, and long-term customer agreements for Horizontal Stabilizer Trim Actuation (HSTA) systems for aircraft stabilization to support safe and efficient flight, notably used for the Airbus A350. The acquisition is expected to close later in fiscal year 2025.

Divestitures

The Company periodically reviews its business and from time to time may sell businesses, assets, or product lines as part of business rationalization. Any gain or loss recognized due to divestitures is recorded within the line item “Other (income) expense, net” in the Condensed Consolidated Statements of Earnings.

In connection with certain product rationalization activities, during the three months ended December 31, 2024, the Company sold certain product lines of its Industrial segment. The Company received cash proceeds of $1,438 and receivables of $9,213 included in “Other current assets” and “Other assets,” in the Condensed Consolidated Balance Sheets and recognized a pretax gain of $9,361.

Note 11. Inventories

	December 31, 2024	September 30, 2024
Raw materials	$182,598	$161,734
Work in progress	148,957	147,676
Component parts(1)	392,284	376,456
Finished goods	94,772	91,787
Customer supplied inventory	17,163	20,563
On-hand inventory for which control has transferred to the customer	(203,772)	(189,124)
	$632,002	$609,092
(1)
Component parts include items that can be sold separately as finished goods or included in the manufacture of other products.

Note 12. Property, plant, and equipment

	December 31, 2024	September 30, 2024
Land and land improvements	$90,596	$91,105
Buildings and building improvements	599,651	599,897
Leasehold improvements	18,980	22,022
Machinery and production equipment	826,145	849,595
Computer equipment and software	120,597	120,185
Office furniture and equipment	43,249	42,873
Other	33,294	33,392
Construction in progress	74,374	71,890
	1,806,886	1,830,959
Less accumulated depreciation	(881,415)	(890,244)
Property, plant, and equipment, net	$925,471	$940,715

Woodward had depreciation expense as follows:

	Three Months Ended December 31,
	2024	2023
Depreciation expense	$20,962	$20,226

Note 13. Goodwill

	September 30, 2024	Assets Held for Sale	Effects of Foreign Currency Translation	December 31, 2024
Aerospace	$455,423	$—	$—	$455,423
Industrial	351,220	(5,772)	(18,943)	326,505
Consolidated	$806,643	$(5,772)	$(18,943)	$781,928

On November 15, 2024, Woodward entered into an agreement to sell the Industrial heavy duty gas turbine combustion parts product line located in Greenville, South Carolina (see Note 10, Assets Held for Sale, Acquisitions, and Divestitures), which resulted in $5,772 of goodwill in the Company's Industrial segment being recorded as assets held for sale.

Note 14. Intangible assets, net

	December 31, 2024			September 30, 2024
	Gross Carrying Value	Accumulated Amortization	Net Carrying Amount	Gross Carrying Value	Accumulated Amortization	Net Carrying Amount
Intangible assets with finite lives:
Customer relationships and contracts:
Aerospace	$281,683	$(247,391)	$34,292	$281,683	$(246,152)	$35,531
Industrial	357,461	(98,375)	259,086	399,030	(114,391)	284,639
Total	$639,144	$(345,766)	$293,378	$680,713	$(360,543)	$320,170
Intellectual property:
Aerospace	$—	$—	$—	$—	$—	$—
Industrial	3,139	(3,139)	—	3,139	(3,139)	—
Total	$3,139	$(3,139)	$—	$3,139	$(3,139)	$—
Process technology:
Aerospace	$44,570	$(40,503)	$4,067	$44,570	$(40,346)	$4,224
Industrial	79,160	(32,513)	46,647	87,257	(35,983)	51,274
Total	$123,730	$(73,016)	$50,714	$131,827	$(76,329)	$55,498
Other intangibles:
Aerospace	$—	$—	$—	$—	$—	$—
Industrial	557	(557)	—	592	(592)	—
Total	$557	$(557)	$—	$592	$(592)	$—
Intangible asset with indefinite life:
Trade name:
Aerospace	$—	$—	$—	$—	$—	$—
Industrial	60,325	—	60,325	64,751	—	64,751
Total	$60,325	$—	$60,325	$64,751	$—	$64,751
Total intangibles:
Aerospace	$326,253	$(287,894)	$38,359	$326,253	$(286,498)	$39,755
Industrial	500,642	(134,584)	366,058	554,769	(154,105)	400,664
Consolidated Total	$826,895	$(422,478)	$404,417	$881,022	$(440,603)	$440,419

Woodward recorded amortization expense associated with intangibles of the following:

	Three Months Ended December 31,
	2024	2023
Amortization expense	$6,914	$8,599

Future amortization expense associated with intangibles is expected to be:

Year Ending September 30:
2025 (remaining)	$19,773
2026	27,390
2027	27,331
2028	26,955
2029	26,047
Thereafter	216,596
$344,092

Note 15. Credit facilities, short-term borrowings, and long-term debt

As of December 31, 2024, Woodward’s short-term borrowings and availability under its various short-term credit facilities follows:

	Total availability	Outstanding letters of credit and guarantees	Banker acceptance notes issued	Outstanding borrowings	Remaining availability
Revolving credit facility	$1,000,000	$(7,892)	$—	$(258,000)	$734,108
Foreign lines of credit and overdraft facilities	25,600	(231)	(5,640)	—	19,729
Foreign performance guarantee facilities	94	(59)	—	—	35
	$1,025,694	$(8,182)	$(5,640)	$(258,000)	$753,872

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

Under the Second Amended and Restated Revolving Credit Agreement, there were $258,000 in principal amount of borrowings outstanding as of December 31, 2024 at an effective interest rate of 5.66% as compared to $217,000 in principal borrowings outstanding as of September 30, 2024 at an effective interest rate of 5.82%. All of the borrowings outstanding were classified as short-term borrowings based on Woodward's intent and ability to pay this amount in the next twelve months.

Short-term borrowings

Woodward has other foreign lines of credit and foreign overdraft facilities at various financial institutions, which are generally reviewed annually for renewal and are subject to the usual terms and conditions applied by the financial institutions. Pursuant to the terms of the related facility agreements, Woodward’s foreign performance guarantee facilities are limited in use to providing performance guarantees to third parties. There were no borrowings outstanding on Woodward’s foreign lines of credit and foreign overdraft facilities as of December 31, 2024 and September 30, 2024.

Consistent with common business practice in China, Woodward's Chinese subsidiaries have issued bankers' acceptance notes ("Bank Drafts") to Chinese suppliers in settlement of certain customer accounts payable. Bank Drafts are financial instruments issued by Chinese financial institutions as part of financing arrangements between the financial institution and a customer of the financial institution. Bank Drafts represent a commitment by the issuing financial institution to pay a certain amount of money at a specified future maturity date to the legal owner of the bankers' acceptance note as of the maturity date. Woodward has elected to adopt the practical expedient and not adjust the promised amounts of consideration at contract inception as the financing component associated with issuing Bank Drafts has a duration of less than one year.

The Notes

On November 15, 2023, Woodward paid the entire principal balance of $75,000 on the Series H and K Notes using proceeds from borrowings under its existing revolving credit facility.

Note 16. Accrued liabilities

	December 31, 2024	September 30, 2024
Salaries and other member benefits	$100,770	$151,921
Product warranties and related liabilities	19,008	18,844
Interest payable	3,983	12,163
Accrued retirement benefits	2,754	2,888
Net current contract liabilities	50,517	56,791
Taxes, other than income	17,227	15,884
Other	34,489	34,151
	$228,748	$292,642

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

Changes in accrued product warranties and related liabilities were as follows:

	Three Months Ended December 31,
	2024	2023
Beginning of period	$18,844	$18,162
Additions, net of recoveries	3,505	5,306
Reductions for settlement	(3,014)	(1,827)
Foreign currency exchange rate changes	(327)	161
End of period	$19,008	$21,802

Note 17. Other liabilities

	December 31, 2024	September 30, 2024
Net accrued retirement benefits, less amounts recognized within accrued liabilities	$85,377	$83,094
Total unrecognized tax benefits	11,061	10,104
Noncurrent income taxes payable	5,894	5,894
Deferred economic incentives (1)	6,623	7,062
Noncurrent operating lease liabilities	19,129	22,670
Net noncurrent contract liabilities	422,457	424,609
Cross-currency swap derivative liability	—	10,562
Other	8,415	13,385
	$558,956	$577,380
(1)
Woodward receives certain economic incentives from various state and local authorities related to capital expansion projects. Such amounts are initially recorded as deferred credits and are being recognized as a reduction to pre-tax expense over the economic lives of the related capital expansion projects.

Note 18. Other (income) expense, net

	Three Months Ended December 31,
	2024	2023
Equity interest in the earnings of the JV	$(10,156)	$(10,155)
Rent income	(86)	(82)
Net gain on sales of assets and businesses	(9,243)	—
Net loss (gain) on investments in deferred compensation program	99	(2,609)
Gain on non-recurring matter related to a previous acquisition	—	(4,803)
Other components of net periodic pension and other postretirement benefit, excluding service cost and interest expense	(3,316)	(2,919)
Other	(385)	(71)
	$(23,087)	$(20,639)

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

The following table sets forth the tax expense and the effective tax rate for Woodward’s earnings before income taxes:

	Three Months Ended December 31,
	2024	2023
Earnings before income taxes	$101,854	$109,720
Income tax expense	14,763	19,676
Effective tax rate	14.5%	17.9%

The decrease in the effective tax rate for the three months ended December 31, 2024 compared to the three months ended December 31, 2023 is primarily attributable to larger stock-based compensation tax benefit in the current quarter. This decrease was partially offset by a smaller estimated Research and Development Credit and the impact of higher projected full year earnings on state income tax expense.

Gross unrecognized tax benefits were $15,479 as of December 31, 2024, and $14,273 as of September 30, 2024. At December 31, 2024, the amount of the liability for unrecognized tax benefits that, if recognized, would impact Woodward’s effective tax rate was $8,516. At this time, Woodward believes it is reasonably possible that the liability for unrecognized tax benefits will decrease by as much as $1,909 in the next twelve months due to the completion of review by tax authorities, lapses of statutes, and the settlement of tax positions. Woodward’s tax expense includes accruals for potential interest and penalties related to unrecognized tax benefits and all other interest and penalties related to tax payments.

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

The amount of expense associated with defined contribution plans was as follows:

	Three Months Ended December 31,
	2024	2023
Company costs	$12,343	$11,175

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

U.S. GAAP requires that, for obligations outstanding as of September 30, 2024, the funded status reported in interim periods shall be the same asset or liability recognized in the previous year end statement of financial position adjusted for (a) subsequent accruals of net periodic benefit cost that exclude the amortization of amounts previously recognized in other comprehensive income (for example, subsequent accruals of service cost, interest cost, and return on plan assets) and (b) contributions to a funded plan or benefit payments.

The components of the net periodic retirement pension costs recognized are as follows:

	Three Months Ended December 31,
	United States		Other Countries		Total
	2024	2023	2024	2023	2024	2023
Service cost	$229	$194	$348	$309	$577	$503
Interest cost	1,719	1,899	728	793	2,447	2,692
Expected return on plan assets	(2,748)	(2,271)	(614)	(592)	(3,362)	(2,863)
Amortization of:
Net actuarial loss (gain)	43	57	(100)	(168)	(57)	(111)
Prior service cost	191	174	6	6	197	180
Net periodic retirement pension (benefit) cost	$(566)	$53	$368	$348	$(198)	$401
Contributions paid	$—	$—	$384	$593	$384	$593

The components of net periodic retirement pension costs other than the service cost and interest cost components are included in the line item “Other (income) expense, net”, and the interest component is included in the line item “Interest expense” in the Condensed Consolidated Statements of Earnings.

The components of the net periodic other postretirement benefit costs recognized are as follows:

	Three Months Ended December 31,
	2024	2023
Interest cost	$179	$226
Amortization of:
Net actuarial gain	(110)	(139)
Net periodic other postretirement cost	$69	$87
Contributions paid	$386	$412

The components of net periodic other postretirement benefit costs other than the service cost and interest cost components are included in the line item “Other (income) expense, net”, and the interest cost component is included in the line item “Interest expense” in the Condensed Consolidated Statements of Earnings.

The amount of cash contributions made to these plans in any year is dependent upon a number of factors, including minimum funding requirements in the jurisdictions in which Woodward operates and arrangements made with trustees of certain foreign plans. As a result, the actual funding in fiscal year 2025 may differ from the current estimate. Woodward estimates its remaining cash contributions in fiscal year 2025 will be as follows:

Retirement pension benefits:
United States	$—
United Kingdom	211
Japan	—
Germany	1,007
Other postretirement benefits	2,133

Note 21. Stockholders’ equity

Common stock and treasury stock

Activity in common stock and treasury stock shares are as follows:

	Common Stock	Treasury Stock	Treasury stock held for deferred compensation
Balances as of September 30, 2023	72,960	(13,070)	(55)
Sales of treasury stock	—	247	—
Purchases of stock by deferred compensation	—	—	(1)
Distribution of stock from deferred compensation	—	—	2
Balances as of December 31, 2023	72,960	(12,823)	(54)

Balances as of September 30, 2024	72,960	(13,787)	(45)
Sales of treasury stock	—	381	—
Purchase of treasury stock	—	(206)	—
Common shares issued for benefit plans	—	5	—
Purchases of stock by deferred compensation	—	—	(1)
Distribution of stock from deferred compensation	—	—	15
Balances as of December 31, 2024	72,960	(13,607)	(31)

Stock repurchase program

In January 2024, the Board terminated the prior share repurchase authorization, which was nearing expiration, and concurrently authorized a new program for the repurchase of up to $600,000 of Woodward’s outstanding shares of common stock on the open market or in privately negotiated transactions over a three-year period ending in January 2027 (the “2024 Authorization”). During the three months ended December 31, 2024 we repurchased 206 shares of our common stock for $35,473 under the 2024 Authorization, whereas we did not repurchase any shares of our common stock during the three months ended December 31, 2023.

Stock-based compensation

Provisions governing non-qualified stock option awards, restricted stock units ("RSUs"), and performance restricted stock units ("PSUs") are included in the 2017 Omnibus Incentive Plan, as amended from time to time (the “2017 Plan”) and, with respect to outstanding stock options awarded in or prior to fiscal year 2016, the 2006 Omnibus Incentive Plan (the “2006 Plan”).

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

The following is a summary of the activity for stock option awards:

	Three Months Ended December 31, 2024
	Number of options	Weighted-Average Exercise Price per Share
Beginning balance	3,578	$86.03
Granted	3	169.34
Exercised	(361)	82.07
Ending balance	3,220	$86.54

Changes in non-vested stock options were as follows:

	Three Months Ended December 31, 2024
	Number of options	Weighted-Average Grant Date Fair Value per Share
Beginning balance	898	$37.30
Granted	3	77.15
Vested	(406)	33.52
Ending balance	495	$40.62

Information about stock options that have vested, or are expected to vest, and are exercisable at December 31, 2024 was as follows:

	Number of options	Weighted-Average Exercise Price	Weighted-Average Remaining Life in Years	Aggregate Intrinsic Value
Options outstanding	3,220	$86.54	5.2	$257,174
Options vested and exercisable	2,725	83.56	4.7	225,758
Options vested and expected to vest	3,202	86.44	5.2	256,148

Restricted stock units

The Company generally grants RSUs to eligible employees under its Form RSU agreement for Employees and Consultants (the “Standard Form RSU Agreement”). RSUs granted under the Standard Form RSU Agreement prior to November 14, 2023, generally have a four-year vesting schedule at a rate of 25% per year, and RSUs granted after November 14, 2023 have a three-year vesting schedule at a rate of 33.3% per year, in each case generally subject to continued employment. The fair value of RSUs granted are estimated using the closing price of the Company’s stock on the grant date.

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

A summary of the activity for RSUs:

	Three Months Ended December 31, 2024
	Number of units	Weighted-Average Grant Date Fair Value
Beginning balance	318	$118.19
Granted	12	174.69
Released	(26)	100.72
Forfeited	(1)	99.92
Ending balance	303	$122.07

Performance restricted stock units

The Company grants PSUs to certain eligible employees under its form PSU agreement that generally will vest subject to a market condition and a service condition through the performance period. The market condition associated with the awards is based on the Company's relative total shareholder return ("TSR") compared to the TSR generated by the other companies that comprise the S&P 400 Midcap Index over a three-year performance period. Performance at target will result in vesting and issuance of the number of PSUs granted, equal to 100% payout. Performance below or above target can result in an issuance of between 0% - 150% of the target number of PSUs granted. Expense is recognized based on the weighted average grant date fair value on a straight line basis over the service period, irrespective as to whether the market condition is achieved.

The fair value of the PSUs at the grant date was determined based upon a Monte Carlo valuation method. The assumptions used in the Monte Carlo method to value the PSUs granted, which includes the grant date fair value outcome from the Monte Carlo method, were as follows:

	December 31, 2024	December 31, 2023
Expected volatility	30.9%	30.2%
Risk free interest rate	4.1%	4.5%
Expected life	3 years	3 years
Grant date fair value	$196.63	$146.47

The PSUs granted receive dividend equivalent units; therefore, no discount was applied for Woodward’s dividends.

A summary of the activity for PSUs:

	Three Months Ended December 31, 2024
	Number of units	Weighted-Average Grant Date Fair Value
Beginning balance	62	$146.47
Granted	44	196.63
Ending balance	106	$167.31

Stock-based compensation expense

Woodward recognizes stock-based compensation expense on a straight-line basis over the requisite service period. Pursuant to the form agreements used by the Company, with terms approved by the administrator of the applicable plan, the requisite service period can be less than the stated vesting period based on grantee’s retirement eligibility. As such, the recognition of stock-based compensation expense associated with some grants can be accelerated to a period of less than the stated vesting period, including immediate recognition of stock-based compensation expense on the date of grant.

At December 31, 2024, there was approximately $30,934 of total unrecognized compensation expense related to non-vested stock-based compensation arrangements, including stock options, RSUs, and PSUs. The pre-vesting forfeiture rates for purposes of determining stock-based compensation expense recognized were estimated to be 0% for members of the Board and 7.4% for all others. The remaining unrecognized compensation cost is expected to be recognized over a weighted-average period of approximately 1.7 years.

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

A summary of consolidated net sales and earnings by segment follows:

	Three Months Ended December 31,
	2024	2023
Segment external net sales:
Aerospace	$493,882	$460,756
Industrial	278,843	325,974
Total consolidated net sales	$772,725	$786,730
Segment earnings:
Aerospace	$94,725	$79,002
Industrial	40,197	66,881
Nonsegment expenses	(22,104)	(26,200)
Interest expense, net	(10,964)	(9,963)
Consolidated earnings before income taxes	$101,854	$109,720

Segment assets consist of accounts receivable, inventories, property, plant, and equipment, net, goodwill, and other intangibles, net. A summary of consolidated total assets by segment follows:

	December 31, 2024	September 30, 2024
Segment assets:
Aerospace	$1,921,228	$1,936,507
Industrial	1,394,947	1,509,495
Unallocated corporate property, plant, and equipment, net	120,266	120,946
Other unallocated assets	844,941	801,967
Consolidated total assets	$4,281,382	$4,368,915

Note 24. Subsequent events

On January 29, 2025, the Board approved a cash dividend of $0.28 per share for the quarter, payable on March 6, 2025, for stockholders of record as of February 20, 2025.

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
•
plans and expectations relating to the performance of our joint venture with GE Aerospace;
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
•
our ability to structure our operations in light of evolving market conditions;
•
our ability to mitigate the ongoing impacts of inflation;
•
impact of our ability to protect our intellectual property on our business, financial condition, results of operations, and cash flows; and
•
impact of any potential physical or cybersecurity attacks on our operations, business, including our financial condition, operating results, and reputation.

These forward-looking statements are only predictions and are subject to risks, uncertainties and assumptions that are difficult to predict. Factors that could cause actual results and the timing of certain events to differ materially from the forward-looking statements include, but are not limited to, risk factors described in Woodward's filings with the Securities and Exchange Commission, including its Annual Report on Form 10-K for the year ended September 30, 2024, which was filed on November 26, 2024, and other risks described in Woodward’s filings with the Securities and Exchange Commission.

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

OVERVIEW

Operational Highlights

Quarter to Date Highlights

	Three Months Ended December 31,
	2024	2023
Net sales:
Aerospace segment	$493,882	$460,756
Industrial segment	278,843	325,974
Consolidated net sales	$772,725	$786,730

Earnings:
Aerospace segment	$94,725	$79,002
Segment earnings as a percent of segment net sales	19.2%	17.2%
Industrial segment	$40,197	$66,881
Segment earnings as a percent of segment net sales	14.4%	20.5%
Consolidated net earnings	$87,091	$90,044
Adjusted net earnings	$82,567	$89,811

Effective tax rate	14.5%	17.9%
Adjusted effective tax rate	14.0%	17.7%
Consolidated diluted earnings per share	$1.42	$1.46
Consolidated adjusted diluted earnings per share	$1.35	$1.45

Earnings before interest and taxes ("EBIT")	$112,818	$119,683
Adjusted EBIT	$106,975	$119,118
Earnings before interest, taxes, depreciation, and amortization ("EBITDA")	$140,694	$148,508
Adjusted EBITDA	$134,851	$147,943

Adjusted net earnings, adjusted effective tax rate, adjusted earnings per share, EBIT, adjusted EBIT, EBITDA, and adjusted EBITDA are non-U.S. GAAP financial measures. A description of these measures as well as a reconciliation of these non-U.S. GAAP financial measures to the most directly comparable U.S. GAAP financial measures can be found under the caption “Non-U.S. GAAP Financial Measures” in this Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity Highlights

Net cash provided by operating activities for the first three months of fiscal year 2025 was $34,516, compared to $46,789 for the first three months of fiscal year 2024. The decrease in net cash provided by operating activities in the first three months of fiscal year 2025 compared to the first three months of the prior fiscal year is primarily attributable to the timing of certain cash payments for accounts payable, partially offset by timing of cash received from customers as well as increases in working capital.

For the first three months of fiscal year 2025, free cash flow was $942, compared to $4,977 for the first three months of fiscal year 2024. We define free cash flow as net cash flow provided by operating activities less payments for property, plant, and equipment. The decrease in free cash flow for the first three months of fiscal year 2025 as compared to the same period of the prior fiscal year was primarily attributable to lower earnings, partially offset by lower capital expenditures. Free cash flow is a non-U.S. GAAP financial measure. A description of this measure as well as a reconciliation of this non-U.S. GAAP financial measure to the most directly comparable U.S. GAAP financial measure can be found under the caption “Non-U.S. GAAP Financial Measures” in this Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations.

At December 31, 2024, we held $283,726 in cash and cash equivalents and had total outstanding debt of $902,174. We have additional borrowing availability of $734,108, net of outstanding letters of credit, under our revolving credit agreement. At December 31, 2024, we also had additional borrowing capacity of $19,730 under various foreign lines of credit and foreign overdraft facilities.

RESULTS OF OPERATIONS

The following table sets forth condensed consolidated statements of earnings data as a percentage of net sales for each period indicated:

	Three Months Ended
	December 31, 2024	% of Net Sales	December 31, 2023	% of Net Sales
Net sales	$772,725	100%	$786,730	100%
Costs and expenses:
Cost of goods sold	583,091	75.5%	582,381	74.0%
Selling, general, and administrative expenses	69,696	9.0%	74,511	9.5%
Research and development costs	30,207	3.9%	30,794	3.9%
Interest expense	12,341	1.6%	11,436	1.5%
Interest income	(1,377)	(0.2)%	(1,473)	(0.2)%
Other (income) expense, net	(23,087)	(3.0)%	(20,639)	(2.6)%
Total costs and expenses	670,871	86.8%	677,010	86.1%
Earnings before income taxes	101,854	13.2%	109,720	13.9%
Income tax expense	14,763	1.9%	19,676	2.5%
Net earnings	$87,091	11.3%	$90,044	11.4%

Other select financial data:

	December 31, 2024	September 30, 2024
Net working capital	$809,774	$820,101
Total debt	902,174	872,470
Total stockholders' equity	2,208,421	2,176,416

Net Sales

Consolidated net sales for the first quarter of fiscal year 2025 decreased by $14,005, or 1.8%, compared to the same period of fiscal year 2024.

Details of the changes in consolidated net sales are as follows:

Three-Month Period
Consolidated net sales for the period ended December 31, 2023	$786,730
Aerospace volume	(7,202)
Industrial volume	(55,094)
Effects of changes in price	49,615
Effects of changes in foreign currency rates	(1,324)
Consolidated net sales for the period ended December 31, 2024	$772,725

In the Aerospace segment, the increase in net sales for the first quarter of fiscal year 2025 as compared to the same period of the prior fiscal year is primarily attributable to price realization, partially offset by inflation, unfavorable mix, and lower volumes.

In the Industrial segment, the decrease in net sales for the first quarter of fiscal year 2025 as compared to the same period of the prior fiscal year was primarily a result of lower volumes and unfavorable mix, partially offset by price realization and favorable foreign currency exchange rates.

We expect significant sales and earnings decreases in our China on-highway natural gas truck business in fiscal year 2025 due to the deteriorating local Chinese economy. Future demand remains uncertain due to the volatility of this business.

Costs and Expenses

Cost of goods sold remained flat at $583,091, or 75.5% of net sales, for the first quarter of fiscal year 2025, as compared to $582,381, or 74.0% of net sales, for the first quarter of fiscal year 2024.

Gross margin (as measured by net sales less cost of goods sold, divided by net sales) was 24.5% for the first quarter of fiscal year 2025, compared to 26.0% for the first quarter of fiscal year 2024. The decrease in gross margin for the first quarter of fiscal year 2025 as compared to the same period of the prior fiscal year is primarily attributable to lower sales volume, partially offset by price realization.

Selling, general, and administrative expenses decreased by $4,815, or 6.5%, to $69,696 for the first quarter of fiscal year 2025, compared to $74,511 for the first quarter of fiscal year 2024. Selling, general, and administrative expenses as a percentage of net sales decreased to 9.0% for the first quarter of fiscal year 2025, compared to 9.5% for the first quarter of fiscal year 2024. The decrease in selling, general, and administrative expenses on an absolute basis for the first quarter of fiscal year 2025 as compared to the same period of the prior fiscal year is primarily due to the positive effects of changes in foreign currency rates and decreased expenses relating to our deferred compensation program, partially offset by increased headcount.

Research and development costs were consistent at $30,207, or 3.9% of net sales, for the first quarter of fiscal year 2025, as compared to $30,794, or 3.9% of net sales, for the first quarter of fiscal year 2024 primarily due to variability in the timing of projects and expenses. Our research and development activities extend across almost all of our customer base, and we anticipate ongoing variability in research and development costs due to the timing of customer business needs on current and future programs.

Interest expense increased by $905, or 7.9%, to $12,341 for the first quarter of fiscal year 2025, compared to $11,436 for the first quarter of fiscal year 2024. Interest expense as a percentage of net sales was 1.6% for the first quarter of fiscal year 2025, compared to 1.5% for the first quarter of fiscal year 2024. The increase in interest expense on an absolute basis and percentage basis for the first quarter of fiscal year 2025 as compared to the same period of the prior fiscal year is primarily attributable to increased average daily borrowings on the revolving credit facility during the first quarter of fiscal year 2025.

Other income increased by $2,448 to $23,087 for the first quarter of fiscal year 2025, compared to $20,639 for the first quarter of fiscal year 2024. The increase in other income for the first quarter of fiscal year 2025 as compared to the same period of the prior fiscal year is primarily attributable to a one-time gain related to product rationalization activities that was recognized in the current year first quarter that did not occur in the prior year first quarter, partially offset by a gain in the prior year first quarter associated with a non-recurring matter related to a previous acquisition that did not reoccur in the current year first quarter.

Income taxes were provided at an effective rate on earnings before income taxes of 14.5% for the first quarter of fiscal year 2025, and 17.9% for the first quarter of fiscal year 2024.

The decrease in the effective tax rate for the three months ended December 31, 2024 compared to the three months ended December 31, 2023 is primarily attributable to larger stock-based compensation tax benefit in the current quarter, partially offset by a smaller estimated Research and Development Credit as well as the impact of higher projected full year earnings on state income tax expense.

Segment Results

The following table presents sales by segment:

	Three Months Ended December 31,
	2024		2023
Net sales:
Aerospace	$493,882	63.9%	$460,756	58.6%
Industrial	278,843	36.1%	325,974	41.4%
Consolidated net sales	$772,725	100%	$786,730	100%

The following table presents earnings by segment and reconciles segment earnings to consolidated net earnings:

	Three Months Ended December 31,
	2024	2023
Aerospace	$94,725	$79,002
Industrial	40,197	66,881
Nonsegment expenses	(22,104)	(26,200)
Interest expense, net	(10,964)	(9,963)
Consolidated earnings before income taxes	101,854	109,720
Income tax expense	(14,763)	(19,676)
Consolidated net earnings	$87,091	$90,044

The following table presents segment earnings as a percent of segment net sales:

	Three Months Ended December 31,
	2024	2023
Aerospace	19.2%	17.2%
Industrial	14.4%	20.5%

Aerospace

Aerospace segment net sales increased by $33,126, or 7.2%, to $493,882 for the first quarter of fiscal year 2025, compared to $460,756 for the first quarter of fiscal year 2024. The increase in Aerospace segment net sales in the first quarter of fiscal year 2025 as compared to the same period of the prior fiscal year is primarily attributable to price realization, partially offset by inflation, unfavorable mix, and lower volumes.

Commercial OEM sales decreased in the first quarter of fiscal year 2025 as compared to the same period of the prior fiscal year, primarily driven by the impacts from the Boeing work stoppage. Commercial aftermarket sales increased in the first quarter of fiscal year 2025 as compared to the same period of the prior fiscal year, primarily due to high aircraft utilization rates.

Defense OEM and defense aftermarket sales increased in the first quarter of fiscal year 2025 as compared to the same period of the prior fiscal year, primarily driven by increased demand for smart defense and fixed wing aircraft, respectively.

Aerospace segment earnings increased by $15,723, or 19.9%, to $94,725 for the first quarter of fiscal year 2025, compared to $79,002 for the first quarter of fiscal year 2024.

The increase in Aerospace segment earnings was due to the following:

Three-Month Period
Earnings for the period ended December 31, 2023	$79,002
Sales volume and mix	(9,002)
Price, inflation, and productivity	29,151
Other, net	(4,426)
Earnings for the period ended December 31, 2024	$94,725

Aerospace segment earnings as a percentage of segment net sales were 19.2% for the first quarter of fiscal year 2025, compared to 17.2% for the first quarter of fiscal year 2024.

Industrial

Industrial segment net sales decreased by $47,131, or 14.5%, to $278,843 for the first quarter of fiscal year 2025, compared to $325,974 for the first quarter of fiscal year 2024. The decrease in Industrial segment net sales in the first quarter of fiscal year 2025 as compared to the same period of the prior fiscal year was primarily attributable to lower volumes and unfavorable mix, partially offset by price realization and favorable foreign currency exchange rates.

In the first quarter of fiscal year 2025 as compared to the same period of the prior year, we saw a substantial sales decline in our on-highway natural gas truck business in China due to the deteriorating local Chinese economy.

Industrial segment earnings decreased by $26,684, or 39.9%, to $40,197 for the first quarter of fiscal year 2025, compared to $66,881 for the first quarter of fiscal year 2024.

The decrease in Industrial segment earnings was due to the following:

Three-Month Period
Earnings for the period ended December 31, 2023	$66,881
Sales volume and mix	(37,809)
Price, inflation, and productivity	13,759
Effects of changes in foreign currency rates	3,118
Other, net	(5,752)
Earnings for the period ended December 31, 2024	$40,197

Industrial segment earnings as a percentage of segment net sales were 14.4% for the first quarter of fiscal year 2025, compared to 20.5% for the first quarter of fiscal year 2024. Industrial earnings were significantly impacted by the sales decline in our on-highway natural gas truck business in China, partially offset by price realization, volume increases in power generation and oil and gas, as well as operational improvements, including increased output and other efficiency gains.

Future demand in our on-highway natural gas truck business in China remains uncertain due to the volatility of this business.

Nonsegment

Nonsegment expenses decreased by $4,096 to $22,104 for the first quarter of fiscal year 2025, compared to $26,200 for the first quarter of fiscal year 2024.

The significant items that impacted nonsegment expenses in the current year first quarter compared to the prior year first quarter are as follows:

	Three Months Ended December 31,
	2024	2023
Nonsegment expenses	$(22,104)	$(26,200)
Product rationalization	(9,361)	—
Business development activities	3,518	4,238
Non-recurring gain related to a previous acquisition	—	(4,803)
Nonsegment expenses excluding infrequent significant charges	$(27,947)	$(26,765)

Excluding these items, nonsegment expenses increased $1,182 in the first quarter of fiscal year 2025 as compared to the same period of the prior fiscal year. The remaining increase in nonsegment expenses is due to increased headcount.

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

At December 31, 2024, we had total outstanding debt of $902,174 consisting of various series of unsecured notes due between 2025 and 2033 and obligations under our finance leases.

At December 31, 2024, we had $258,000 outstanding on our revolving credit facility, all of which is classified as short-term borrowings based on our intent and ability to repay this amount in the next twelve months. Revolving credit facility and short-term borrowing activity during the three months ended December 31, 2024 were as follows:

Maximum daily balance during the period	$359,100
Average daily balance during the period	$308,010
Weighted average interest rate on average daily balance	5.66%

At December 31, 2024, we had additional borrowing availability of $734,108 under our revolving credit facility, net of outstanding letters of credit, and additional borrowing availability of $19,730 under various foreign credit facilities.

To our knowledge, we were in compliance with all our debt covenants as of December 31, 2024. See Note 15, Credit facilities, short-term borrowings and long-term debt in the Notes to the Consolidated Financial Statements included in Part II, Item 8 our Annual Report on Form 10-K for fiscal year 2024, for more information about our covenants.

In addition to utilizing our cash resources to fund the working capital needs of our business, we evaluate additional strategic uses of our funds, including the repurchase of our common stock, payment of dividends, significant capital expenditures, strategic acquisitions, and other potential uses of cash.

From time to time, the Company enters into various factoring agreements with third-party financial institutions to sell certain of its receivables. Factoring activity resulted in a decrease of approximately $3,856 in cash provided by operating activities during the three months ended December 31, 2024, compared to a decrease in cash provided by operating activities of approximately $5,161 during the three months ended December 31, 2023.

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

Cash Flows

	Three Months Ended December 31,
	2024	2023
Net cash provided by operating activities	$34,516	$46,789
Net cash (used in) investing activities	(32,100)	(41,776)
Net cash provided by (used in) financing activities	19,386	(8,091)
Effect of exchange rate changes on cash and cash equivalents	(20,346)	9,979
Net change in cash and cash equivalents	1,456	6,901
Cash and cash equivalents at beginning of year	282,270	137,447
Cash and cash equivalents at end of period	$283,726	$144,348

Net cash flows provided by operating activities for the first three months of fiscal year 2025 was $34,516, compared to $46,789 for the same period of fiscal year 2024. The decrease in net cash provided by operating activities in the first three months of fiscal year 2025 as compared to the first three months of the prior fiscal year is primarily attributable to the timing of certain cash payments for accounts payable, partially offset by timing of cash received from customers as well as increases in working capital.

Net cash flows used in investing activities for the first three months of fiscal year 2025 was $32,100, compared to $41,776 for the same period of fiscal year 2024. The decrease in cash flows used in investing activities in the first three months of fiscal year 2025 as compared to the first three months of the prior fiscal year is primarily due to decreased payments for property, plant, and equipment.

Net cash flows provided by financing activities for the first three months of fiscal year 2025 was $19,386, compared to net cash flows used in financing activities of $8,091 for the same period of fiscal year 2024. The increase in net cash flows provided by financing activities in the first three months of fiscal year 2025 as compared to the first three months of the prior fiscal year is primarily attributable to the change in net debt borrowings as compared to payments partially offset by an increase in repurchases of common stock. During the first three months of fiscal year 2025, we had net debt borrowings in the amount of $40,764, compared to net debt payments of $10,149 in the first three months of fiscal year 2024. During the first three months of fiscal year 2025, we repurchased $35,473 of our common stock, whereas in the first three months of fiscal year 2024, we did not repurchase any common stock.

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

Earnings based non‐U.S. GAAP financial measures

Adjusted net earnings is defined by the Company as net earnings excluding, as applicable, (i) a non-recurring gain related to a previous acquisition, (ii) costs related to business development activities, and (iii) product rationalization. The product rationalization adjustment pertains to the divestiture of certain product lines. The Company believes that these excluded items are short‐term in nature, not directly related to the ongoing operations of the business, and therefore, the exclusion of them illustrates more clearly how the underlying business of Woodward is performing. Management uses adjusted net earnings to evaluate the Company’s performance excluding these infrequent or unusual period expenses that are not necessarily indicative of the Company’s operating performance for the period. Management defines adjusted earnings per share as adjusted net earnings, as defined above, divided by the weighted‐average number of diluted shares of common stock outstanding for the period. Adjusted income tax expense is defined by the Company as income tax expense excluding, as applicable, (i) a non-recurring gain related to a previous acquisition, (ii) costs related to business development activities, and (iii) product rationalization. The product rationalization adjustment pertains to the divestiture of certain product lines.

Management uses adjusted net earnings, adjusted earnings per share, and the adjusted effective tax rate when comparing operating performance to other periods.

The reconciliation of net earnings and earnings per share to adjusted net earnings and adjusted earnings per share, respectively, is shown in the tables below:

	Three Months Ended December 31,
	2024		2023
	Net Earnings	Earnings Per Share	Net Earnings	Earnings Per Share
Net earnings (U.S. GAAP)	$87,091	$1.42	$90,044	$1.46
Non-U.S. GAAP adjustments:
Product rationalization[1]	(9,361)	(0.15)	—	—
Business development activities[2]	3,518	0.06	4,238	0.07
Non-recurring gain related to a previous acquisition[1]	—	—	(4,803)	(0.09)
Tax effect of Non-U.S. GAAP net earnings adjustments	1,319	0.02	332	0.01
Non-U.S. GAAP adjustments	(4,524)	(0.07)	(233)	(0.01)
Adjusted net earnings (Non-U.S. GAAP)	$82,567	$1.35	$89,811	$1.45
(1)
Presented in the line item "Other (income) expense, net" in Woodward's Condensed Consolidated Statement of Earnings.
(2)
Presented in item "Selling, general and administrative" expenses in Woodward's Condensed Consolidated Statement of Earnings.

The reconciliation of income tax expense to adjusted income tax expense and the adjusted effective tax rate respectively, is shown in the tables below:

	Three Months Ended December 31,
	2024	2023
Income tax expense (U.S. GAAP)	$14,763	$19,676
Tax effect of Non-U.S. GAAP net income adjustments	(1,319)	(332)
Adjusted income tax expense (Non-U.S. GAAP)	$13,444	$19,344
Adjusted effective tax rate (Non-U.S. GAAP)	14.0%	17.7%

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

Adjusted EBIT and adjusted EBITDA represent further non-U.S. GAAP adjustments to EBIT and EBITDA, in each case adjusted to exclude, as applicable, (i) a non-recurring gain related to a previous acquisition, (ii) costs related to business development activities, and (iii) product rationalization. The product rationalization adjustment pertains to the divestiture of certain product lines. As these charges are infrequent or unusual items that can be variable from period to period and do not fluctuate with operating results, management believes removing these gains and costs from EBIT and EBITDA improves comparability of past, present, and future operating results and provides consistency when comparing EBIT and EBITDA between periods.

EBIT and adjusted EBIT reconciled to net earnings were as follows:

	Three Months Ended December 31,
	2024	2023
Net earnings (U.S. GAAP)	$87,091	$90,044
Income tax expense	14,763	19,676
Interest expense	12,341	11,436
Interest income	(1,377)	(1,473)
EBIT (Non-U.S. GAAP)	112,818	119,683
Non-U.S. GAAP adjustments:
Product rationalization[1]	(9,361)	—
Business development activities[2]	3,518	4,238
Non-recurring gain related to a previous acquisition[1]	—	(4,803)
Total non-U.S. GAAP adjustments	(5,843)	(565)
Adjusted EBIT (Non-U.S. GAAP)	$106,975	$119,118
(1)
Presented in the line item "Other (income) expense, net" in Woodward's Condensed Consolidated Statement of Earnings.
(2)
Presented in item "Selling, general and administrative" expenses in Woodward's Condensed Consolidated Statement of Earnings.

EBITDA and adjusted EBITDA reconciled to net earnings were as follows:

	Three Months Ended December 31,
	2024	2023
Net earnings (U.S. GAAP)	$87,091	$90,044
Income tax expense	14,763	19,676
Interest expense	12,341	11,436
Interest income	(1,377)	(1,473)
Amortization of intangible assets	6,914	8,599
Depreciation expense	20,962	20,226
EBITDA (Non-U.S. GAAP)	140,694	148,508
Non-U.S. GAAP adjustments:
Product rationalization[1]	(9,361)	—
Business development activities[2]	3,518	4,238
Non-recurring gain related to a previous acquisition[1]	—	(4,803)
Total non-U.S. GAAP adjustments	(5,843)	(565)
Adjusted EBITDA (Non-U.S. GAAP)	$134,851	$147,943
(1)
Presented in the line item "Other (income) expense, net" in Woodward's Condensed Consolidated Statement of Earnings.
(2)
Presented in item "Selling, general and administrative" expenses in Woodward's Condensed Consolidated Statement of Earnings.

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

Free cash flow reconciled to net cash provided by operating activities were as follows:

	Three Months Ended December 31,
	2024	2023
Net cash provided by operating activities (U.S. GAAP)	$34,516	$46,789
Payments for property, plant and equipment	(33,574)	(41,812)
Free cash flow (Non-U.S. GAAP)	$942	$4,977

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

Chip P. Blankenship, Jr. and William F. Lacey evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15 under the Act, as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on their evaluations, they concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2024.

There have not been any changes in our internal controls over financial reporting during the quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities (In thousands, except for shares and per share amounts)	Total Number of Shares Purchased	Weighted Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares that may yet be Purchased under the Plans or Programs at Period End (1)
October 1, 2024 through October 31, 2024 (2)	62,568	$170.62	62,393	$198,533
November 1, 2024 through November 30, 2024 (2)	62,481	163.01	62,393	188,364
December 1, 2024 through December 31, 2024 (2)	81,055	180.85	81,037	173,708

(1)
In January 2024, the Board terminated the prior share repurchase authorization which was nearing expiration and authorized a program for the repurchase of up to $600,000 of Woodward’s outstanding shares of common stock on the open market or in privately negotiated transactions over a three-year period ending in January 2027.
(2)
Under a trust established for the purposes of administering the Woodward Executive Benefit Plan, 175 shares of common stock were acquired in October 2024, 25 shares of common stock were acquired in November 2024, and 18 shares of common stock were acquired in December 2024 on the open market related to the deferral of compensation by certain eligible members of Woodward’s management who irrevocably elected to invest some or all of their deferred compensation in Woodward common stock. In addition, 63 shares of common stock were acquired in November 2024 on the open market related to the reinvestment of dividends for shares of treasury stock held for deferred compensation. Shares owned by the trust, which is a separate legal entity, are included in "Treasury stock held for deferred compensation" in the Condensed Consolidated Balance Sheets.

Item 5. Other Information

On December 6, 2024, Thomas G. Cromwell, the Company's Executive Vice President and Chief Operating Officer, entered into a new trading plan pursuant to Rule 10b5-1 of the Exchange Act intended to satisfy the affirmative defense of Rule 10b5-1(c) of the Exchange Act. The new trading plan provides for the sale of up to 33,300 shares of common stock of the Company upon the exercise of non-qualified stock options, and terminates on December 5, 2025. Prior to entering into the new trading plan, Mr. Cromwell’s previous trading plan entered into on May 17, 2024 terminated according to its terms because all transactions under the trading plan were completed.

During the three months ended December 31, 2024, no other directors or officers, as defined in Rule 16a-1(f), adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” each as defined in Regulation S-K Item 408.

Item 6. Exhibits

Exhibits filed as part of this Report are listed in the Exhibit Index.

WOODWARD, INC.

EXHIBIT INDEX

	Exhibit Number	Description
*	31.1	Rule 13a-14(a)/15d-14(a) certification of Charles P. Blankenship, Jr.
*	31.2	Rule 13a-14(a)/15d-14(a) certification of William F. Lacey
*	32.1	Section 1350 certifications
*	101

The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2024, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Earnings, (iii) Condensed Consolidated Statements of Comprehensive Earnings, (iv) Condensed Consolidated Statements of Cash Flows, (v) Condensed Consolidated Statements of Stockholders’ Equity, and (vi) Notes to Condensed Consolidated Financial Statements.

*	104	Cover page Interactive Data File (embedded within the Inline XBRL document and are contained in Exhibit 101)

* Filed as an exhibit to this Report

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WOODWARD, INC.
Date: February 4, 2025	/s/ Charles P. Blankenship, Jr.
Charles P. Blankenship, Jr.
Chairman of the Board, Chief Executive Officer, and President (on behalf of the registrant and as the registrant’s Principal Executive Officer)

Date: February 4, 2025	/s/ William F. Lacey
William F. Lacey
Chief Financial Officer (on behalf of the registrant and as the registrant’s Principal Financial and Accounting Officer)