Form 10-Q
period 2025-03-31
Woodward, Inc.
filed 2025-05-01
CIK 108312

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

or

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

Yes ☐ No ☒

As of April 30, 2025, 59,501,273 shares of the registrant’s common stock with a par value of $0.001455 per share were outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

WOODWARD, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2025	2024	2025	2024
Net sales	$883,629	$835,343	$1,656,354	$1,622,073
Costs and expenses:
Cost of goods sold	643,530	600,954	1,226,621	1,183,335
Selling, general and administrative expenses	83,842	81,447	153,538	155,958
Research and development costs	37,230	36,465	67,437	67,259
Interest expense	11,889	11,530	24,230	22,966
Interest income	(1,021)	(1,293)	(2,398)	(2,766)
Other (income) expense, net	(24,804)	(14,384)	(47,891)	(35,023)
Total costs and expenses	750,666	714,719	1,421,537	1,391,729
Earnings before income taxes	132,963	120,624	234,817	230,344
Income tax expense	24,014	23,068	38,777	42,744
Net earnings	$108,949	$97,556	$196,040	$187,600

Earnings per share:
Basic earnings per share	$1.83	$1.61	$3.30	$3.12
Diluted earnings per share	$1.78	$1.56	$3.20	$3.02

Weighted Average Common Shares Outstanding:
Basic	59,432	60,427	59,323	60,223
Diluted	61,344	62,365	61,258	62,106

See accompanying Notes to Condensed Consolidated Financial Statements

WOODWARD, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS

(In thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2025	2024	2025	2024
Net earnings	$108,949	$97,556	$196,040	$187,600

Other comprehensive earnings:
Foreign currency translation adjustments	19,562	(11,759)	(17,322)	12,082
Net (loss) gain on foreign currency transactions designated as hedges of net investments in foreign subsidiaries	(1,712)	978	1,351	(888)
Taxes on changes in foreign currency translation adjustments	12	108	448	(179)
Foreign currency translation and hedge transactions adjustments, net of tax	17,862	(10,673)	(15,523)	11,015

Unrealized (loss) gain on fair value adjustment of derivative instruments	(11,402)	7,349	8,966	(11,161)
Reclassification of net realized losses (gain) on derivatives to earnings	16,560	(8,875)	(11,123)	9,024
Taxes on changes in derivative transactions	—	414	—	414
Derivative adjustments, net of tax	5,158	(1,112)	(2,157)	(1,723)

Amortization of pension and other postretirement plan:
Net prior service cost	195	180	392	360
Net (gain)	(167)	(254)	(334)	(504)
Foreign currency exchange rate changes on pension and other postretirement benefit plan liabilities	202	(243)	(124)	79
Taxes on changes in pension and other postretirement benefit plan liability adjustments, net of foreign currency exchange rate changes	(19)	85	(34)	43
Pension and other postretirement benefit plan adjustments, net of tax	211	(232)	(100)	(22)
Total comprehensive earnings	$132,180	$85,539	$178,260	$196,870

See accompanying Notes to Condensed Consolidated Financial Statements

WOODWARD, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

(Unaudited)

	March 31,	September 30,
	2025	2024
ASSETS
Current assets:
Cash and cash equivalents	$364,141	$282,270
Accounts receivable, less allowance for uncollectible amounts of $8,558 and $7,738, respectively	831,500	770,066
Inventories	634,508	609,092
Income taxes receivable	21,280	22,016
Other current assets	60,508	60,167
Total current assets	1,911,937	1,743,611
Property, plant and equipment, net	929,357	940,715
Goodwill	791,989	806,643
Intangible assets, net	412,186	440,419
Deferred income tax assets	85,631	84,392
Other assets	362,369	353,135
Total assets	$4,493,469	$4,368,915
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Short-term debt	$261,100	$217,000
Current portion of long-term debt	160,989	85,719
Accounts payable	269,318	287,457
Income taxes payable	46,025	40,692
Accrued liabilities	242,285	292,642
Total current liabilities	979,717	923,510
Long-term debt, less current portion	489,821	569,751
Deferred income tax liabilities	117,984	121,858
Other liabilities	568,440	577,380
Total liabilities	2,155,962	2,192,499
Commitments and contingencies (Note 22)
Stockholders' equity:
Preferred stock, par value $0.003 per share, 10,000 shares authorized, no shares issued	—	—
Common stock, par value $0.001455 per share, 150,000 shares authorized, 72,960 shares issued	106	106
Additional paid-in capital	449,152	396,554
Accumulated other comprehensive losses	(50,478)	(32,698)
Deferred compensation	1,763	2,662
Retained earnings	3,387,846	3,223,259
	3,788,389	3,589,883
Treasury stock at cost, 13,380 shares and 13,787 shares, respectively	(1,449,119)	(1,410,805)
Treasury stock held for deferred compensation, at cost, 30 shares and, 45 shares, respectively	(1,763)	(2,662)
Total stockholders' equity	2,337,507	2,176,416
Total liabilities and stockholders' equity	$4,493,469	$4,368,915

See accompanying Notes to Condensed Consolidated Financial Statements

WOODWARD, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended March 31,
	2025	2024
Cash flows from operating activities:
Net earnings	$196,040	$187,600
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	55,442	58,050
Net (gain) on sales of assets and businesses	(20,049)	(872)
Stock-based compensation	19,376	19,903
Deferred income taxes	(1,503)	43
Changes in operating assets and liabilities:
Trade accounts receivable	(41,912)	(40,619)
Unbilled receivables (contract assets)	(25,310)	(39,289)
Costs to fulfill a contract	(7,180)	(7,572)
Inventories	(49,582)	(59,841)
Accounts payable and accrued liabilities	(14,065)	12,131
Contract liabilities	1,707	26,748
Income taxes	1,152	(14,210)
Retirement benefit obligations	(1,859)	(1,240)
Other	84	3,286
Net cash provided by operating activities	112,341	144,118

Cash flows from investing activities:
Payments for purchase of property, plant, and equipment	(51,990)	(56,301)
Proceeds from sale of assets	33	51
Proceeds from business divestitures	44,896	600
Payments for short-term investments	—	(3,723)
Proceeds from sales of short-term investments	2,923	9,732
Net cash (used in) investing activities	(4,138)	(49,641)

Cash flows from financing activities:
Cash dividends paid	(31,453)	(28,327)
Proceeds from sales of treasury stock	49,717	43,087
Payments for repurchases of common stock	(79,493)	—
Borrowings on revolving lines of credit and short-term borrowings	1,350,200	1,539,100
Payments on revolving lines of credit and short-term borrowings	(1,306,100)	(1,397,800)
Payments of long-term debt and finance lease obligations	(473)	(75,472)
Net cash (used in) provided by financing activities	(17,602)	80,588
Effect of exchange rate changes on cash and cash equivalents	(8,730)	4,420
Net change in cash and cash equivalents	81,871	179,485
Cash and cash equivalents at beginning of year	282,270	137,447
Cash and cash equivalents at end of period	$364,141	$316,932

See accompanying Notes to Condensed Consolidated Financial Statements

WOODWARD, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

(Unaudited)

	Stockholders' equity
			Accumulated other comprehensive (loss) earnings
	Common stock	Additional paid-in capital	Foreign currency translation adjustments	Unrealized derivative gains (losses)	Minimum retirement benefit liability adjustments	Total accumulated other comprehensive (loss) earnings	Deferred compensation	Retained earnings	Treasury stock at cost	Treasury stock held for deferred compensation	Total stockholders' equity
Balances as of January 1, 2024	$106	$337,038	$(45,705)	$(10,330)	$6,651	$(49,384)	$3,049	$2,985,409	$(1,083,107)	$(3,049)	$2,190,062
Net earnings	—	—	—	—	—	—	—	97,556	—	—	97,556
Other comprehensive earnings (loss), net of tax	—	—	(10,673)	(1,112)	(232)	(12,017)	—	—	—	—	(12,017)
Cash dividends paid ($0.25 per share)	—	—	—	—	—	—	—	(15,118)	—	—	(15,118)
Sales of treasury stock	—	8,308	—	—	—	—	—	—	23,769	—	32,077
Common shares issued for benefit plans	—	13,966	—	—	—	—	—	—	7,921	—	21,887
Stock-based compensation	—	14,966	—	—	—	—	—	—	—	—	14,966
Purchases of stock by deferred compensation	—	—	—	—	—	—	47	—	—	(47)	—
Distribution of stock from deferred compensation	—	—	—	—	—	—	(64)	—	—	64	—
Balances as of March 31, 2024	$106	$374,278	$(56,378)	$(11,442)	$6,419	$(61,401)	$3,032	$3,067,847	$(1,051,417)	$(3,032)	$2,329,413

Balances as of January 1, 2025	106	414,175	(72,514)	(12,492)	11,297	(73,709)	1,752	3,295,569	(1,427,720)	(1,752)	2,208,421
Net earnings	—	—	—	—	—	—	—	108,949	—	—	108,949
Other comprehensive earnings (loss), net of tax	—	—	17,862	5,158	211	23,231	—	—	—	—	23,231
Cash dividends paid ($0.28 per share)	—	—	—	—	—	—	—	(16,672)	—	—	(16,672)
Purchases of treasury stock	—	—	—	—	—	—	—	—	(44,020)	—	(44,020)
Sales of treasury stock	—	4,504	—	—	—	—	—	—	16,326	—	20,830
Common shares issued for benefit plans	—	17,763	—	—	—	—	—	—	6,295	—	24,058
Stock-based compensation	—	12,710	—	—	—	—	—	—	—	—	12,710
Purchases of stock by deferred compensation	—	—	—	—	—	—	34	—	—	(34)	—
Distribution of stock from deferred compensation	—	—	—	—	—	—	(23)	—	—	23	—
Balances as of March 31, 2025	$106	$449,152	$(54,652)	$(7,334)	$11,508	$(50,478)	$1,763	$3,387,846	$(1,449,119)	$(1,763)	$2,337,507

See accompanying Notes to Condensed Consolidated Financial Statements

WOODWARD, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

(Unaudited)

	Stockholders' equity
			Accumulated other comprehensive (loss) earnings
	Common stock	Additional paid-in capital	Foreign currency translation adjustments	Unrealized derivative gains (losses)	Minimum retirement benefit liability adjustments	Total accumulated other comprehensive (loss) earnings	Deferred compensation	Retained earnings	Treasury stock at cost	Treasury stock held for deferred compensation	Total stockholders' equity
Balances as of September 30, 2023	$106	$327,941	$(67,393)	$(9,719)	$6,441	$(70,671)	$2,776	$2,908,574	$(1,094,961)	$(2,776)	$2,070,989
Net earnings	—	—	—	—	—	—	—	187,600	—	—	187,600
Other comprehensive earnings (loss), net of tax	—	—	11,015	(1,723)	(22)	9,270	—	—	—	—	9,270
Cash dividends paid ($0.47 per share)	—	—	—	—	—	—	—	(28,327)	—	—	(28,327)
Sales of treasury stock	—	12,468	—	—	—	—	—	—	35,623	—	48,091
Common shares issued for benefit plans	—	13,966	—	—	—	—	—	—	7,921	—	21,887
Stock-based compensation	—	19,903	—	—	—	—	—	—	—	—	19,903
Purchases of stock by deferred compensation	—	—	—	—	—	—	79	—	—	(79)	—
Distribution of stock from deferred compensation	—	—	—	—	—	—	177	—	—	(177)	—
Balances as of March 31, 2024	$106	$374,278	$(56,378)	$(11,442)	$6,419	$(61,401)	$3,032	$3,067,847	$(1,051,417)	$(3,032)	$2,329,413

Balances as of September 30, 2024	106	396,554	(39,129)	(5,177)	11,608	(32,698)	2,662	3,223,259	(1,410,805)	(2,662)	2,176,416
Net earnings	—	—	—	—	—	—	—	196,040	—	—	196,040
Other comprehensive earnings (loss), net of tax	—	—	(15,523)	(2,157)	(100)	(17,780)	—	—	—	—	(17,780)
Cash dividends paid ($0.53 per share)	—	—	—	—	—	—	—	(31,453)	—	—	(31,453)
Purchases of treasury stock	—	—	—	—	—	—	—	—	(79,493)	—	(79,493)
Sales of treasury stock	—	14,844	—	—	—	—	—	—	34,645	—	49,489
Common shares issued for benefit plans	—	18,378	—	—	—	—	—	—	6,534	—	24,912
Stock-based compensation	—	19,376	—	—	—	—	—	—	—	—	19,376
Purchases of stock by deferred compensation	—	—	—	—	—	—	82	—	—	(82)	—
Distribution of stock from deferred compensation	—	—	—	—	—	—	(981)	—	—	981	—
Balances as of March 31, 2025	$106	$449,152	$(54,652)	$(7,334)	$11,508	$(50,478)	$1,763	$3,387,846	$(1,449,119)	$(1,763)	$2,337,507

See accompanying Notes to Condensed Consolidated Financial Statements

WOODWARD, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

(Unaudited)

Note 1. Basis of presentation

The Condensed Consolidated Financial Statements of Woodward, Inc. (“Woodward” or the “Company”) as of March 31, 2025 and for the three and six months ended March 31, 2025 and 2024, included herein, have not been audited by an independent registered public accounting firm. These unaudited Condensed Consolidated Financial Statements reflect all normal recurring adjustments that, in the opinion of management, are necessary to present fairly Woodward’s financial position as of March 31, 2025, and the statements of earnings, comprehensive earnings, cash flows, and changes in stockholders’ equity for the periods presented herein. The results of operations for the three and six months ended March 31, 2025 and 2024 are not necessarily indicative of the operating results to be expected for other interim periods or for the full fiscal year. Dollar and share amounts contained in these unaudited Condensed Consolidated Financial Statements are in thousands, except per share amounts, unless otherwise noted.

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

Management is required to use estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, the reported revenues and expenses recognized during the reporting period, and certain financial statement disclosures, in the preparation of the unaudited Condensed Consolidated Financial Statements included herein. Significant estimates in these unaudited Condensed Consolidated Financial Statements include allowances for credit losses; net realizable value of inventories; variable consideration including customer rebates earned and payable and early payment discounts; warranty reserves; useful lives of property and identifiable intangible assets; the evaluation of impairments of property, intangible assets, and goodwill; the provision for income tax and related valuation reserves; the valuation of derivative instruments; assumptions used in the determination of the funded status and annual expense of pension and postretirement employee benefit plans; the valuation of stock compensation instruments granted to employees, board members and any other eligible recipients; estimates of incremental borrowing rates used when estimating the present value of future lease payments; assumptions used when including renewal options or non-exercise of termination options in lease terms; estimates of total lifetime sales used in the recognition of revenue associated with material rights and balance sheet classification of the related contract liability; estimates of total sales contract costs when recognizing revenue under the cost-to-cost method; and contingencies. Actual results could vary from Woodward’s estimates.

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

Note 3. Revenue

The amount of revenue recognized as point in time or over time was as follows:

	Three Months Ended March 31, 2025			Three Months Ended March 31, 2024
	Aerospace	Industrial	Consolidated	Aerospace	Industrial	Consolidated
Point in time	$223,025	$178,801	$401,826	$229,171	$203,232	$432,403
Over time	338,704	143,099	481,803	268,341	134,599	402,940
Total net sales	$561,729	$321,900	$883,629	$497,512	$337,831	$835,343

	Six Months Ended March 31, 2025			Six Months Ended March 31, 2024
	Aerospace	Industrial	Consolidated	Aerospace	Industrial	Consolidated
Point in time	$415,010	$333,869	$748,879	$417,674	$389,862	$807,536
Over time	640,601	266,874	907,475	540,594	273,943	814,537
Total net sales	$1,055,611	$600,743	$1,656,354	$958,268	$663,805	$1,622,073

Accounts Receivable

Accounts receivable consisted of the following:

	March 31, 2025	September 30, 2024
Billed receivables
Trade accounts receivable	$495,104	$455,831
Other (Chinese financial institutions)	555	1,403
Total billed receivables	495,659	457,234
Current unbilled receivables (contract assets)	344,399	320,570
Total accounts receivable	840,058	777,804
Less: Allowance for uncollectible amounts	(8,558)	(7,738)
Total accounts receivable, net	$831,500	$770,066

As of March 31, 2025, “Other assets” on the Condensed Consolidated Balance Sheets includes $11,075 of unbilled receivables not expected to be invoiced and collected within a period of twelve months, compared to $11,237 as of September 30, 2024.

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

The allowance for uncollectible amounts and change in expected credit losses for trade accounts receivable and unbilled receivables (contract assets) consisted of the following:

	Three Months Ended March 31,		Six Months Ended March 31,
	2025	2024	2025	2024
Balance, beginning	$7,793	$5,777	$7,738	$5,847
Changes in estimates	599	1,398	806	1,696
Write-offs	(120)	(16)	(120)	(475)
Other[1]	286	(33)	134	58
Balance, ending	$8,558	$7,126	$8,558	$7,126
(1)
Includes effects of foreign exchange rate changes during the period.

Contract liabilities

Contract liabilities consisted of the following:

	March 31, 2025		September 30, 2024
	Current	Noncurrent	Current	Noncurrent
Deferred revenue from material rights from JV formation	$6,939	$234,069	$6,580	$232,164
Deferred revenue from advanced invoicing and/or prepayments from customers	15,749	7,542	23,706	6,437
Liability related to customer supplied inventory	16,648	—	20,563	—
Deferred revenue from material rights related to engineering and development funding	8,083	191,298	5,942	186,008
Net contract liabilities	$47,419	$432,909	$56,791	$424,609

Woodward recognized revenue of $5,035 in the three months and $21,118 in the six months ended March 31, 2025 from contract liabilities balances recorded as of October 1, 2024, compared to $8,232 in the three months and $21,265 in the six months ended March 31, 2024 from contract liabilities balances recorded as of October 1, 2023.

Remaining performance obligations

Remaining performance obligations related to the aggregate amount of the total contract transaction price of firm orders for which the performance obligation has not yet been recognized in revenue as of March 31, 2025 was $3,105,657, compared to $2,932,793 as of September 30, 2024, the majority of which relates to Woodward’s Aerospace segment in both periods. Woodward expects to recognize almost all remaining performance obligations within two years after March 31, 2025.

Remaining performance obligations related to material rights that have not yet been recognized in revenue as of March 31, 2025 was $511,464, of which $8,587 is expected to be recognized in the remainder of fiscal year 2025, $17,013 is expected to be recognized in fiscal year 2026, and the remaining balance is expected to be recognized thereafter. Woodward expects to recognize revenue from performance obligations related to material rights over the life of the underlying programs, which may be as long as forty years.

Disaggregation of Revenue

Woodward designs, produces, and services reliable, efficient, low-emission, and high-performance energy control products for diverse applications in markets throughout the world. Woodward reports financial results for each of its reportable segments, Aerospace and Industrial, and further disaggregates its revenue from contracts with customers by primary market as Woodward believes this best depicts how the nature, amount, timing, and uncertainty of its revenue and cash flows are affected by economic factors.

Revenue by primary market for the Aerospace reportable segment was as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2025	2024	2025	2024
Commercial OEM	$167,461	$183,517	$321,537	$354,871
Commercial aftermarket	201,861	163,886	365,711	301,430
Defense OEM	137,928	91,017	250,710	184,442
Defense aftermarket	54,479	59,092	117,653	117,525
Total Aerospace segment net sales	$561,729	$497,512	$1,055,611	$958,268

Revenue by primary market for the Industrial reportable segment was as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2025	2024	2025	2024
Power generation	$111,047	$106,811	$216,266	$204,917
Transportation	141,734	173,786	258,340	348,255
Oil and gas	69,119	57,234	126,137	110,633
Total Industrial segment net sales	$321,900	$337,831	$600,743	$663,805

On April 2, 2024, The General Electric Company ("GE") split into two separate companies, GE Aerospace and GE Vernova. During fiscal year 2024, we engaged in transactions with GE prior to its split, and subsequently engaged in transactions with both GE Aerospace and GE Vernova. Sales listed with "GE" represent the legacy General Electric Company, and any sales following the split are listed as GE Aerospace and GE Vernova as applicable.

The customers who each account for approximately 10% or more of net sales of each of Woodward’s reportable segments were as follows:

	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024
Aerospace	RTX Corporation, GE Aerospace, The Boeing Company	RTX Corporation, GE
Industrial	Rolls-Royce PLC, Caterpillar, Inc.	Weichai Power, Rolls-Royce PLC

	Six Months Ended March 31, 2025	Six Months Ended March 31, 2024
Aerospace	RTX Corporation, GE Aerospace, The Boeing Company	GE, RTX Corporation, The Boeing Company
Industrial	Rolls-Royce PLC, GE Vernova, Caterpillar, Inc.	Weichai Power, Rolls-Royce PLC

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

The following is a reconciliation of net earnings to basic earnings per share and diluted earnings per share:

	Three Months Ended March 31,		Six Months Ended March 31,
	2025	2024	2025	2024
Numerator:
Net earnings	$108,949	$97,556	$196,040	$187,600
Denominator:
Basic shares outstanding	59,432	60,427	59,323	60,223
Dilutive effect of stock options; restricted and performance stock	1,912	1,938	1,935	1,883
Diluted shares outstanding	61,344	62,365	61,258	62,106
Income per common share:
Basic earnings per share	$1.83	$1.61	$3.30	$3.12
Diluted earnings per share	$1.78	$1.56	$3.20	$3.02

The following stock option grants and restricted stock awards were outstanding but were excluded from the computation of diluted earnings per share because their inclusion would have been anti-dilutive:

	Three Months Ended March 31,		Six Months Ended March 31,
	2025	2024	2025	2024
Restricted stock and option awards	21	14	10	37
Weighted-average price	$193.09	$122.38	$193.09	$131.03

The weighted-average shares of common stock outstanding for basic and diluted earnings per share included the weighted-average treasury stock shares held for deferred compensation obligations of the following:

	Three Months Ended March 31,		Six Months Ended March 31,
	2025	2024	2025	2024
Weighted-average treasury stock shares held for deferred compensation obligations	30	54	35	54

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

Lease-related assets and liabilities were as follows:

	Classification on the Condensed Consolidated Balance Sheets	March 31, 2025	September 30, 2024
Assets:
Operating lease	Other assets	$25,471	$27,135
Finance lease	Property, plant, and equipment, net	3,101	2,516
Total lease assets		28,572	29,651

Current liabilities:
Operating lease	Accrued liabilities	5,783	5,029
Finance lease	Current portion of long-term debt	989	719
Noncurrent liabilities:
Operating lease	Other liabilities	20,229	22,670
Finance lease	Long-term debt, less current portion	2,341	2,017
Total lease liabilities		$29,342	$30,435

Lease-related expenses were as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2025	2024	2025	2024
Operating lease expense	$1,899	$1,656	$3,695	$3,288
Amortization of finance lease assets	242	222	483	470
Interest on finance lease liabilities	42	32	86	73
Variable lease expense	375	301	568	529
Short-term lease expense	55	45	108	83
Total lease expense	$2,613	$2,256	$4,940	$4,443

Lease-related supplemental cash flow information was as follows:

	Six Months Ended March 31,
	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$2,982	$2,660
Operating cash flows for finance leases	86	73
Financing cash flows for finance leases	474	472
Right-of-use assets obtained in exchange for recorded lease obligations:
Operating leases	3,852	966
Finance leases	1,069	—

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

Although Woodward expects to allocate some portion of future net sales to these customers to embedded lessor arrangements, it cannot provide expected future undiscounted lease payments from property, plant, and equipment leased to customers as of March 31, 2025. If, in the future, customers reduce purchases of related products from Woodward, the Company believes it will derive additional value from the underlying equipment by repurposing its use to support other customer arrangements.

Revenue from contracts with customers that included embedded operating leases, which is included in “Net sales” in the Condensed Consolidated Statements of Earnings, was $903 for the three months and $1,937 for the six months ended March 31, 2025, compared to $1,365 for the three months and $2,729 for the six months ended March 31, 2024.

The carrying amount of property, plant, and equipment leased to others through embedded leasing arrangements, included in “Property, plant, and equipment, net” on the Condensed Consolidated Balance Sheets, follows:

	March 31, 2025	September 30, 2024
Property, plant, and equipment	$36,818	$48,495
Less accumulated depreciation	(24,699)	(32,994)
Property, plant, and equipment, net	$12,119	$15,501

Note 6. Joint venture

In fiscal year 2016, Woodward and GE, consummated the formation of a strategic joint venture (the “JV”). For purposes of the JV, GE has been acting through GE Aerospace since April 2024. The JV was formed to develop, manufacture, and support fuel systems for specified existing and all future GE commercial aircraft engines that produce thrust in excess of fifty thousand pounds. Woodward is accounting for its 50% ownership interest in the JV using the equity method of accounting. The JV is a related party to Woodward and transactions between Woodward and the JV are included in our Aerospace segment.

Unamortized deferred revenue from material rights in connection with the JV formation included:

	March 31, 2025	September 30, 2024
Accrued liabilities	$6,939	$6,580
Other liabilities	234,069	232,164

Amortization of the deferred revenue (material right) recognized as an increase to sales was $1,607 for the three months and $2,630 for the six months ended March 31, 2025, and $1,502 for the three months and $2,837 for the six months ended March 31, 2024.

Other income related to Woodward’s equity interest in the earnings of the JV was as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2025	2024	2025	2024
Other income	$11,386	$8,701	$21,542	$18,856

Cash distributions to Woodward from the JV, recognized in “Other, net” in “Net cash provided by operating activities” on the Condensed Consolidated Statements of Cash Flows, were as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2025	2024	2025	2024
Cash distributions	$10,000	$12,000	$21,000	$18,500

Net sales to the JV were as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2025	2024	2025	2024
Net sales	$24,270	$22,080	$44,966	$42,352

Woodward net sales includes a reduction of $19,630 for the three months and $35,169 for the six months ended March 31, 2025, compared to $14,992 for the three months and $29,531 for the six months ended March 31, 2024 related to royalties owed to the JV by Woodward on sales by Woodward directly to third party aftermarket customers.

The Condensed Consolidated Balance Sheets include “Accounts receivable” related to amounts the JV owed Woodward, “Accounts payable” related to amounts Woodward owed the JV, and “Other assets” related to Woodward’s net investment in the JV, as follows:

	March 31, 2025	September 30, 2024
Accounts receivable	$5,729	$5,205
Accounts payable	6,129	11,378
Other assets	19,761	19,219

Note 7. Financial instruments and fair value measurements

The table below presents information about Woodward’s financial assets and liabilities that are measured at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques Woodward utilized to determine such fair value.

	At March 31, 2025				At September 30, 2024
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Financial assets:
Investments in banks and financial institutions	$18,751	$—	$—	$18,751	$23,128	$—	$—	$23,128
Equity securities	33,906	—	—	33,906	30,782	—	—	30,782
Cross-currency interest rate swaps	—	1,173	—	1,173	—	—	—	—
Total financial assets	$52,657	$1,173	$—	$53,830	$53,910	$—	$—	$53,910

Financial liabilities:
Cross-currency interest rate swaps	$—	$3,055	$—	$3,055	$—	$12,004	$—	$12,004
Total financial liabilities	$—	$3,055	$—	$3,055	$—	$12,004	$—	$12,004

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

The estimated fair values and carrying costs of other financial instruments that are not required to be remeasured at fair value in the Condensed Consolidated Balance Sheets were as follows:

		At March 31, 2025		At September 30, 2024
	Fair Value Hierarchy Level	Estimated Fair Value	Carrying Cost	Estimated Fair Value	Carrying Cost
Assets:
Notes receivable from municipalities	2	$6,298	$6,216	$6,961	$6,514
Investments in short-term time deposits	2	75	74	3,064	3,064
Liabilities:
Long-term debt	2	627,834	651,556	634,071	656,360

In connection with certain economic incentives related to Woodward’s development of a second campus in the greater-Rockford, Illinois area for its Aerospace segment and Woodward’s development of its corporate headquarters in Fort Collins, Colorado, Woodward received long-term notes from municipalities within the states of Illinois and Colorado. The fair value of the long-term notes were estimated based on a model that discounted future principal and interest payments received at an interest rate available to Woodward at the end of the period for similarly rated municipal notes of similar maturity, which is a level 2 input as defined by the U.S. GAAP fair value hierarchy. The interest rates used to estimate the fair value of the long-term notes were 3.4% at March 31, 2025 and 2.7% at September 30, 2024.

From time to time, certain of Woodward’s foreign subsidiaries will invest excess cash in short-term time deposits with a fixed maturity date of longer than three months but less than one year from the date of the deposit. Woodward believes that the investments are with creditworthy financial institutions. The fair value of the investments in short-term time deposits were estimated based on a model that discounted future principal and interest payments to be received at an interest rate available to the foreign subsidiary entering into the investment for similar short-term time deposits of similar maturity. This was determined to be a level 2 input as defined by the U.S. GAAP fair value hierarchy. The interest rates used to estimate the fair value of the short-term time deposits were 5.8% at March 31, 2025 and 6.8% at September 30, 2024.

The fair value of long-term debt was estimated based on a model that discounted future principal and interest payments at interest rates available to the Company at the end of the period for similar debt of the same maturity, which is a level 2 input as defined by the U.S. GAAP fair value hierarchy. The weighted-average interest rates used to estimate the fair value of long-term debt were 4.7% at March 31, 2025 and 4.5% at September 30, 2024.

Woodward does not have expected credit losses related to any financial assets that are not required to be remeasured at fair value.

Note 8. Derivative instruments and hedging activities

Derivative instruments not designated or qualifying as hedging instruments

In May 2020, Woodward entered into five fixed-rate cross-currency interest rate swap agreements (the “2020 Fixed-Rate Cross-Currency Swaps”), with an aggregate notional value of $400,000, which effectively reduced the interest rates on the underlying fixed-rate debt under the 2018 Notes (as defined in Note 15, Credit Facilities, short-term borrowings and long-term debt, in the Notes to the Consolidated Financial Statements included in Part II, Item 8 of Woodward’s most recently filed Form 10-K) and Woodward’s then existing revolving credit agreement. The net interest income of the cross-currency interest rate swaps is recorded as a reduction to “Interest expense” in Woodward’s Condensed Consolidated Statements of Earnings. The total notional value of the 2020 Fixed-Rate Cross-Currency Swaps was $400,000 at March 31, 2025. See Note 7, Financial Instruments and fair value measurements for the related fair value of the derivative instruments as of March 31, 2025.

Derivative instruments in cash flow hedging relationships

In May 2020, Woodward entered into five US dollar intercompany loans payable, with identical terms and notional values of each tranche of the 2020 Fixed-Rate Cross-Currency Swaps, together with reciprocal fixed-rate intercompany cross-currency interest rate swaps. The agreements were entered into by Euro Barbados and are designated as cash flow hedges under the criteria prescribed in ASC 815. The objective of these derivative instruments is to hedge the risk of variability in cash flows attributable to the foreign currency exchange risk of cash flows for future principal and interest payments associated with the US dollar denominated intercompany loans over a thirteen-year period, as Euro Barbados maintains a Euro functional currency. For each of the fixed-rate intercompany cross-currency interest rate swaps, changes in the fair values of the derivative instruments are recognized in accumulated OCI and reclassified to foreign currency transaction gain or loss included in “Selling, general and administrative expenses” in Woodward’s Condensed Consolidated Statements of Earnings. Reclassifications out of accumulated OCI of the change in fair value occur each reporting period based upon changes in the spot rate remeasurement of the Euro and US dollar denominated intercompany loans, including associated interest. Hedge effectiveness is assessed based on the fair value changes of the derivative instruments and such hedges are deemed to be highly effective in offsetting exposure to variability in foreign exchange rates. There are no credit-risk-related contingent features associated with these fixed-rate cross-currency interest rate swaps.

Derivatives instruments in net investment hedging relationships

On September 23, 2016, Woodward and Woodward International Holding B.V., a wholly owned subsidiary of Woodward organized under the laws of The Netherlands (the “BV Subsidiary”), each entered into a note purchase agreement (the “2016 Note Purchase Agreement”) relating to the sale by Woodward and the BV Subsidiary of an aggregate principal amount of €160,000 of senior unsecured notes in a series of private placement transactions. Woodward issued €40,000 aggregate principal amount of Woodward’s Series M Senior Notes due September 23, 2026 (the “Series M Notes”). Woodward designated the Series M Notes as a hedge of a foreign currency exposure of Woodward’s net investment in its Euro denominated functional currency subsidiaries. Related to the Series M Notes, included in foreign currency translation adjustments within total comprehensive (losses) earnings were net foreign exchange loss of $1,712 for the three months and a foreign exchange gain of $1,351 for the six months ended March 31, 2025, compared to net foreign exchange gain of $978 for the three months and a foreign exchange loss of $888 for the six months ended March 31, 2024.

Impact of derivative instruments designated as qualifying hedging instruments

The following table discloses the amounts recognized in relation to the cash flow hedges designated as qualifying hedging instruments:

		Three months ended March 31,		Six months ended March 31,
Derivatives in:	Location	2025	2024	2025	2024
Expense (income) recognized and loss (gain) reclassified from accumulated OCI into earnings	Selling, general and administrative expenses	$16,560	$(8,875)	$(11,123)	$9,024
Loss (gain) recognized in accumulated OCI	Selling, general and administrative expenses	11,402	(7,349)	(8,966)	11,161

The remaining unrecognized gains and losses in Woodward’s Condensed Consolidated Balance Sheets associated with derivative instruments that were previously entered into by Woodward, which are classified in accumulated OCI, were net losses of $7,317 as of March 31, 2025 and $5,160 as of September 30, 2024.

Note 9. Supplemental statement of cash flows information

	Six Months Ended March 31,
	2025	2024
Interest paid	$18,366	$18,068
Income taxes paid	43,141	59,677
Income tax refunds received	4,182	3,662
Non-cash activities:
Purchases of property, plant and equipment on account	6,292	2,127
Common shares issued from treasury to settle benefit obligations	24,912	21,887
Receivables related to business divestitures	7,003	—

Note 10. Acquisitions and Divestitures

Acquisitions

On December 19, 2024, Woodward entered into a definitive agreement to acquire the Safran Electronics & Defense electromechanical actuation business based in the United States, Mexico, and Canada. The acquisition includes intellectual property, operations assets, talent, and long-term customer agreements for Horizontal Stabilizer Trim Actuation (HSTA) systems for aircraft stabilization to support safe and efficient flight, notably used for the Airbus A350. The acquisition is expected to close in the second half of fiscal year 2025.

Divestitures

The Company periodically reviews its business and from time to time may sell businesses, assets, or product lines as part of business rationalization. Any gain or loss recognized due to divestitures is recorded within the line item “Other (income) expense, net” in the Condensed Consolidated Statements of Earnings.

In connection with certain product rationalization activities, during the six months ended March 31, 2025, the Company sold certain product lines and its heavy-duty gas turbine combustion parts product line, included in the Industrial segment, to third parties. The Company received cash proceeds of $44,896 and receivables of $7,003 included in “Other current assets” and “Other assets,” in the Condensed Consolidated Balance Sheets and recognized a pretax gain of $20,524.

The sale of the heavy-duty gas turbine combustion parts product line was completed on March 3, 2025. The carrying value of the assets and liabilities sold were as follows:

March 31, 2025
Assets:
Inventories	$20,110
Property, plant, and equipment	2,904
Goodwill	5,772
Intangible assets	2,269
Other assets	2,608
Total assets	$33,663

Liabilities:
Accrued liabilities	$1,566
Accounts payable	459
Other noncurrent liabilities	2,474
Total liabilities	$4,499

Note 11. Inventories

	March 31, 2025	September 30, 2024
Raw materials	$186,797	$161,734
Work in progress	151,999	147,676
Component parts(1)	391,505	376,456
Finished goods	94,717	91,787
Customer supplied inventory	16,648	20,563
On-hand inventory for which control has transferred to the customer	(207,158)	(189,124)
	$634,508	$609,092
(1)
Component parts include items that can be sold separately as finished goods or included in the manufacture of other products.

Note 12. Property, plant, and equipment

	March 31, 2025	September 30, 2024
Land and land improvements	$91,098	$91,105
Buildings and building improvements	607,285	599,897
Leasehold improvements	19,508	22,022
Machinery and production equipment	841,404	849,595
Computer equipment and software	116,380	120,185
Office furniture and equipment	43,607	42,873
Other	33,320	33,392
Construction in progress	77,342	71,890
	1,829,944	1,830,959
Less accumulated depreciation	(900,587)	(890,244)
Property, plant, and equipment, net	$929,357	$940,715

Woodward had depreciation expense as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2025	2024	2025	2024
Depreciation expense	$20,794	$20,607	$41,756	$40,833

Note 13. Goodwill

	September 30, 2024	Reduction from Divestiture	Effects of Foreign Currency Translation	March 31, 2025
Aerospace	$455,423	$—	$—	$455,423
Industrial	351,220	(5,772)	(8,882)	336,566
Consolidated	$806,643	$(5,772)	$(8,882)	$791,989

On March 3, 2025, the agreement to sell the Industrial heavy-duty gas turbine combustion parts product line located in Greenville, South Carolina was finalized (see Note 10 Acquisitions and Divestitures), which resulted in $5,772 of goodwill in the Company's Industrial segment being removed.

Note 14. Intangible assets, net

	March 31, 2025			September 30, 2024
	Gross Carrying Value	Accumulated Amortization	Net Carrying Amount	Gross Carrying Value	Accumulated Amortization	Net Carrying Amount
Intangible assets with finite lives:
Customer relationships and contracts:
Aerospace	$281,683	$(248,631)	$33,052	$281,683	$(246,152)	$35,531
Industrial	371,677	(107,018)	264,659	399,030	(114,391)	284,639
Total	$653,360	$(355,649)	$297,711	$680,713	$(360,543)	$320,170
Intellectual property:
Aerospace	$—	$—	$—	$—	$—	$—
Industrial	3,139	(3,139)	—	3,139	(3,139)	—
Total	$3,139	$(3,139)	$—	$3,139	$(3,139)	$—
Process technology:
Aerospace	$44,570	$(40,660)	$3,910	$44,570	$(40,346)	$4,224
Industrial	81,886	(34,116)	47,770	87,257	(35,983)	51,274
Total	$126,456	$(74,776)	$51,680	$131,827	$(76,329)	$55,498
Other intangibles:
Aerospace	$—	$—	$—	$—	$—	$—
Industrial	565	(565)	—	592	(592)	—
Total	$565	$(565)	$—	$592	$(592)	$—
Intangible asset with indefinite life:
Trade name:
Aerospace	$—	$—	$—	$—	$—	$—
Industrial	62,795	—	62,795	64,751	—	64,751
Total	$62,795	$—	$62,795	$64,751	$—	$64,751
Total intangibles:
Aerospace	$326,253	$(289,291)	$36,962	$326,253	$(286,498)	$39,755
Industrial	520,062	(144,838)	375,224	554,769	(154,105)	400,664
Consolidated Total	$846,315	$(434,129)	$412,186	$881,022	$(440,603)	$440,419

Woodward recorded amortization expense associated with intangibles of the following:

	Three Months Ended March 31,		Six Months Ended March 31,
	2025	2024	2025	2024
Amortization expense	$6,772	$8,618	$13,686	$17,217

Future amortization expense associated with intangibles is expected to be:

Year Ending September 30:
2025 (remaining)	$13,858
2026	27,237
2027	27,183
2028	26,802
2029	25,894
Thereafter	228,417
$349,391

Note 15. Credit facilities, short-term borrowings, and long-term debt

As of March 31, 2025, Woodward’s short-term borrowings and availability under its various short-term credit facilities were as follows:

	Total availability	Outstanding letters of credit and guarantees	Banker acceptance notes issued	Outstanding borrowings	Remaining availability
Revolving credit facility	$1,000,000	$(7,886)	$—	$(261,100)	$731,014
Foreign lines of credit and overdraft facilities	25,600	(207)	(2,540)	—	22,853
Foreign performance guarantee facilities	95	(59)	—	—	36
	$1,025,695	$(8,152)	$(2,540)	$(261,100)	$753,903

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

Under the Second Amended and Restated Revolving Credit Agreement, there were $261,100 in principal amount of borrowings outstanding as of March 31, 2025 at an effective interest rate of 5.48% as compared to $217,000 in principal borrowings outstanding as of September 30, 2024 at an effective interest rate of 5.82%. All of the borrowings outstanding were classified as short-term borrowings based on Woodward's intent and ability to pay this amount in the next twelve months.

Short-term borrowings

Woodward has other foreign lines of credit and foreign overdraft facilities at various financial institutions, which are generally reviewed annually for renewal and are subject to the usual terms and conditions applied by the financial institutions. Pursuant to the terms of the related facility agreements, Woodward’s foreign performance guarantee facilities are limited in use to providing performance guarantees to third parties. There were no borrowings outstanding on Woodward’s foreign lines of credit and foreign overdraft facilities as of March 31, 2025 and September 30, 2024.

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

Note 16. Accrued liabilities

	March 31, 2025	September 30, 2024
Salaries and other member benefits	$105,065	$151,921
Product warranties and related liabilities	20,946	18,844
Interest payable	12,193	12,163
Accrued retirement benefits	2,799	2,888
Net current contract liabilities	47,419	56,791
Taxes, other than income	15,755	15,884
Other	38,108	34,151
	$242,285	$292,642

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

Changes in accrued product warranties and related liabilities were as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2025	2024	2025	2024
Beginning of period	$19,008	$21,802	$18,844	$18,162
Additions, net of recoveries	5,841	4,653	9,346	9,959
Reductions for settlement	(4,030)	(6,579)	(7,044)	(8,406)
Foreign currency exchange rate changes	127	(76)	(200)	85
End of period	$20,946	$19,800	$20,946	$19,800

Note 17. Other liabilities

	March 31, 2025	September 30, 2024
Net accrued retirement benefits, less amounts recognized within accrued liabilities	$85,064	$83,094
Total unrecognized tax benefits	12,320	10,104
Noncurrent income taxes payable	—	5,894
Deferred economic incentives (1)	6,425	7,062
Noncurrent operating lease liabilities	20,229	22,670
Net noncurrent contract liabilities	432,909	424,609
Cross-currency swap derivative liability	3,055	10,562
Other	8,438	13,385
	$568,440	$577,380
(1)
Woodward receives certain economic incentives from various state and local authorities related to capital expansion projects. Such amounts are initially recorded as deferred credits and are being recognized as a reduction to pre-tax expense over the economic lives of the related capital expansion projects.

Note 18. Other (income) expense, net

	Three Months Ended March 31,		Six Months Ended March 31,
	2025	2024	2025	2024
Equity interest in the earnings of the JV	$(11,386)	$(8,701)	$(21,542)	$(18,856)
Rent income	(86)	(88)	(172)	(170)
Net gain on sales of assets and businesses	(10,806)	(863)	(20,049)	(872)
Net loss (gain) on investments in deferred compensation program	1,034	(1,785)	1,133	(4,394)
Gain on non-recurring matter related to a previous acquisition	—	—	—	(4,803)
Other components of net periodic pension and other postretirement benefit, excluding service cost and interest expense	(3,323)	(2,947)	(6,639)	(5,866)
Other	(237)	—	(622)	(62)
	$(24,804)	$(14,384)	$(47,891)	$(35,023)

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

The following table sets forth the tax expense and the effective tax rate for Woodward’s earnings before income taxes:

	Three Months Ended March 31,		Six Months Ended March 31,
	2025	2024	2025	2024
Earnings before income taxes	$132,963	$120,624	$234,817	$230,344
Income tax expense	24,014	23,068	38,777	42,744
Effective tax rate	18.1%	19.1%	16.5%	18.6%

The decrease in the effective tax rate for the three months ended March 31, 2025 compared to the three months ended March 31, 2024 was primarily attributable to a decrease to the projected future withholding taxes on unremitted foreign earnings. This decrease was partially offset by a decrease to the research and development credit.

The decrease in the effective tax rate for first half of fiscal year 2025 as compared to the same period of the prior fiscal year was primarily attributable to a larger stock-based compensation tax benefit and a decrease to projected future withholding taxes on unremitted foreign earnings. This decrease was partially offset by a decrease to the research and development credit.

Gross unrecognized tax benefits were $17,054 as of March 31, 2025, and $14,273 as of September 30, 2024. At March 31, 2025, the amount of the liability for unrecognized tax benefits that, if recognized, would impact Woodward’s effective tax rate was $9,185. At this time, Woodward believes it is reasonably possible that the liability for unrecognized tax benefits will decrease by as much as $1,909 in the next twelve months due to the completion of review by tax authorities, lapses of statutes, and the settlement of tax positions. Woodward’s tax expense includes accruals for potential interest and penalties related to unrecognized tax benefits and all other interest and penalties related to tax payments.

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

Woodward's U.S. employees receive an annual contribution of Woodward stock, equal to 5% of their eligible prior year wages, to their personal Woodward Retirement Saving Plan accounts. Woodward fulfilled its annual Woodward stock contribution obligation using shares held in treasury stock by issuing a total of 126 shares of common stock for a value of $24,058 in the second quarter of fiscal year 2025, compared to a total of 159 shares of common stock for a value of $21,887 in the second quarter of fiscal year 2024.

The amount of expense associated with defined contribution plans was as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2025	2024	2025	2024
Company costs	$13,627	$12,902	$25,970	$24,077

Defined benefit plans

Woodward has defined benefit plans that provide pension benefits for certain retired members in the United States, the United Kingdom, Japan, and Germany. Woodward also provides other postretirement benefits to its members including postretirement medical benefits and life insurance benefits. Postretirement medical benefits are provided to certain current and retired members, their covered dependents, and beneficiaries in the United States. Life insurance benefits are provided to certain retirees in the United States under frozen plans, which are no longer available to current employees. A September 30 measurement date is utilized to value plan assets and obligations for all of Woodward’s defined benefit pension and other postretirement benefit plans.

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

The components of the net periodic retirement pension costs recognized were as follows:

	Three Months Ended March 31,
	United States		Other Countries		Total
	2025	2024	2025	2024	2025	2024
Service cost	$230	$194	$343	$312	$573	$506
Interest cost	1,718	1,900	717	803	2,435	2,703
Expected return on plan assets	(2,748)	(2,271)	(604)	(602)	(3,352)	(2,873)
Amortization of:
Net actuarial loss (gain)	42	56	(98)	(171)	(56)	(115)
Prior service cost	190	175	5	5	195	180
Net periodic retirement pension (benefit) cost	$(568)	$54	$363	$347	$(205)	$401
Contributions paid	$—	$—	$490	$746	$490	$746

	Six Months Ended March 31,
	United States		Other Countries		Total
	2025	2024	2025	2024	2025	2024
Service cost	$459	$388	$691	$621	$1,150	$1,009
Interest cost	3,437	3,799	1,445	1,596	4,882	5,395
Expected return on plan assets	(5,496)	(4,542)	(1,218)	(1,194)	(6,714)	(5,736)
Amortization of:
Net actuarial loss (gain)	85	113	(198)	(339)	(113)	(226)
Prior service cost	381	349	11	11	392	360
Net periodic retirement pension (benefit) cost	$(1,134)	$107	$731	$695	$(403)	$802
Contributions paid	$—	$—	$874	$1,339	$874	$1,339

The components of net periodic retirement pension costs other than the service cost and interest cost components are included in the line item “Other (income) expense, net”, and the interest component is included in the line item “Interest expense” in the Condensed Consolidated Statements of Earnings.

The components of the net periodic other postretirement benefit costs recognized were as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2025	2024	2025	2024
Interest cost	$180	$225	$359	$451
Amortization of:
Net actuarial gain	(111)	(139)	(221)	(278)
Net periodic other postretirement cost	$69	$86	$138	$173
Contributions paid	$408	$413	$794	$825

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

Retirement pension benefits:
United States	$—
United Kingdom	145
Japan	—
Germany	583
Other postretirement benefits	1,725

Note 21. Stockholders’ equity

Common stock and treasury stock

Activity in common stock and treasury stock shares were as follows:

	Common Stock	Treasury Stock	Treasury stock held for deferred compensation
Balances as of January 1, 2024	72,960	(12,823)	(54)
Sales of treasury stock	—	479	—
Common shares issued for benefit plans	—	159	—
Purchases of stock by deferred compensation	—	—	—
Distribution of stock from deferred compensation	—	—	1
Balances as of March 31, 2024	72,960	(12,185)	(53)

Balances as of January 1, 2025	72,960	(13,607)	(31)
Sales of treasury stock	—	344	—
Purchase of treasury stock	—	(243)	—
Common shares issued for benefit plans	—	126	—
Purchases of stock by deferred compensation	—	—	—
Distribution of stock from deferred compensation	—	—	1
Balances as of March 31, 2025	72,960	(13,380)	(30)

	Common Stock	Treasury Stock	Treasury stock held for deferred compensation
Balances as of September 30, 2023	72,960	(13,070)	(55)
Sales of treasury stock	—	726	—
Common shares issued for benefit plans	—	159	—
Purchases of stock by deferred compensation	—	—	(1)
Distribution of stock from deferred compensation	—	—	3
Balances as of March 31, 2024	72,960	(12,185)	(53)

Balances as of September 30, 2024	72,960	(13,787)	(45)
Sales of treasury stock	—	725	—
Purchase of treasury stock	—	(449)	—
Common shares issued for benefit plans	—	131	—
Purchases of stock by deferred compensation	—	—	(1)
Distribution of stock from deferred compensation	—	—	16
Balances as of March 31, 2025	72,960	(13,380)	(30)

Stock repurchase program

In January 2024, the Board authorized a program for the repurchase of up to $600,000 of Woodward’s outstanding shares of common stock on the open market or in privately negotiated transactions over a three-year period ending in January 2027 (the “2024 Authorization”). During the six months ended March 31, 2025 we repurchased 449 shares of our common stock for $79,493 under the 2024 Authorization. We did not repurchase any shares of our common stock during the six months ended March 31, 2024.

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

The following is a summary of the activity for stock option awards:

	Three Months Ended March 31, 2025		Six Months Ended March 31, 2025
	Number of options	Weighted-Average Exercise Price per Share	Number of options	Weighted-Average Exercise Price per Share
Beginning balance	3,220	$86.54	3,578	$86.03
Granted	38	193.09	41	191.45
Exercised	(298)	73.59	(659)	78.24
Forfeited	(4)	108.31	(4)	108.31
Ending balance	2,956	$89.20	2,956	$89.20

Changes in non-vested stock options were as follows:

	Three Months Ended March 31, 2025		Six Months Ended March 31, 2025
	Number of options	Weighted-Average Grant Date Fair Value per Share	Number of options	Weighted-Average Grant Date Fair Value Per Share
Beginning balance	495	$40.62	898	$37.30
Granted	38	84.13	41	83.65
Vested	(28)	50.20	(434)	34.62
Forfeited	(4)	44.31	(4)	44.31
Ending balance	501	$43.35	501	$43.35

Information about stock options that have vested, or are expected to vest, and are exercisable at March 31, 2025 was as follows:

	Number of options	Weighted-Average Exercise Price	Weighted-Average Remaining Life in Years	Aggregate Intrinsic Value
Options outstanding	2,956	$89.20	5.1	$276,144
Options vested and exercisable	2,455	85.34	4.6	238,491
Options vested and expected to vest	2,938	88.96	5.1	275,121

Restricted stock units

The Company generally grants RSUs to eligible employees under its Form RSU Agreement for Employees and Consultants (the “Standard Form RSU Agreement”). RSUs granted under the Standard Form RSU Agreement prior to November 14, 2023 generally have a four-year vesting schedule at a rate of 25% per year, and RSUs granted after November 14, 2023 generally have a three-year vesting schedule at a rate of 33.3% per year, in each case generally subject to continued employment. The fair value of RSUs granted is estimated using the closing price of the Company’s stock on the grant date.

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

A summary of the activity for RSUs:

	Three Months Ended March 31, 2025		Six Months Ended March 31, 2025
	Number of units	Weighted-Average Grant Date Fair Value	Number of units	Weighted-Average Grant Date Fair Value
Beginning balance	303	$122.07	318	$118.19
Granted	101	193.09	113	191.08
Released	(51)	137.63	(77)	125.32
Forfeited	(3)	144.37	(4)	126.88
Ending balance	350	$140.11	350	$140.11

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

The fair value of the PSUs at the grant date was determined based upon a Monte Carlo valuation method. The assumptions used in the Monte Carlo method to value the PSUs granted, which includes the grant date fair value outcome from the Monte Carlo method, were as follows:

	March 31, 2025	March 31, 2024
Expected volatility	30.9%	30.2%
Risk free interest rate	4.1%	4.5%
Expected life	3 years	3 years
Grant date fair value	$196.63	$146.47

The PSUs granted receive dividend equivalent units; therefore, no discount was applied for Woodward’s dividends.

A summary of the activity for PSUs:

	Three Months Ended March 31, 2025		Six Months Ended March 31, 2025
	Number of units	Weighted-Average Grant Date Fair Value	Number of units	Weighted-Average Grant Date Fair Value
Beginning balance	106	$167.31	62	$146.47
Granted	—	—	44	196.63
Forfeited	(1)	173.87	(1)	171.60
Ending balance	105	$167.25	105	$167.25

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

At March 31, 2025, there was approximately $40,139 of total unrecognized compensation expense related to non-vested stock-based compensation arrangements, including stock options, RSUs, and PSUs. The pre-vesting forfeiture rates for purposes of determining stock-based compensation expense recognized were estimated to be 0% for members of the Board and 7.4% for all others. The remaining unrecognized compensation cost is expected to be recognized over a weighted-average period of approximately 2 years.

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

A summary of consolidated net sales and earnings by segment follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2025	2024	2025	2024
Segment external net sales:
Aerospace	$561,729	$497,512	$1,055,611	$958,268
Industrial	321,900	337,831	600,743	663,805
Total consolidated net sales	$883,629	$835,343	$1,656,354	$1,622,073
Segment earnings:
Aerospace	$124,616	$98,451	$219,341	$177,453
Industrial	45,967	65,244	86,164	132,125
Nonsegment expenses	(26,752)	(32,834)	(48,856)	(59,034)
Interest expense, net	(10,868)	(10,237)	(21,832)	(20,200)
Consolidated earnings before income taxes	$132,963	$120,624	$234,817	$230,344

Segment assets consist of accounts receivable, inventories, property, plant, and equipment, net, goodwill, and other intangibles, net. A summary of consolidated total assets by segment follows:

	March 31, 2025	September 30, 2024
Segment assets:
Aerospace	$2,013,509	$1,936,507
Industrial	1,466,602	1,509,495
Unallocated corporate property, plant, and equipment, net	119,454	120,946
Other unallocated assets	893,904	801,967
Consolidated total assets	$4,493,469	$4,368,915

Note 24. Subsequent events

On April 23, 2025, the Board declared a cash dividend of $0.28 per share for the quarter, payable on June 5, 2025, for stockholders of record as of May 22, 2025.

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
•
our ability to manage risks from operating internationally, including the impacts of tariffs on our markets in which we operate as well as our supply chain;
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

OVERVIEW

Global Business Conditions

As global trade dynamics continue to evolve, the impact of increased trade tensions and related tariffs with U.S. trading partners remains a key factor in shaping global economic activity, supply chains, and market stability. Future tariff adjustments may emerge as countries negotiate trade agreements, respond to geopolitical shifts, and address the challenges of inflation and global competition. We expect increased cost pressure resulting from the already announced tariffs and there are uncertainties surrounding future tariff policy changes and enforcement. However, the Company’s production and supply bases are largely in the same regions where our products are sold, which should mitigate our exposure. Woodward is closely tracking early indicators from our end markets and customer forecasts regarding the potential impact of currently announced tariff levels, changes to such levels, and actual and potential retaliatory trade actions. We are proactively working to mitigate cost pressure and any supply chain disruptions, as well as sales risks.

Operational Highlights

Quarter and Year to Date Highlights

	Three Months Ended March 31,		Six Months Ended March 31,
	2025	2024	2025	2024
Net sales:
Aerospace segment	$561,729	$497,512	$1,055,611	$958,268
Industrial segment	321,900	337,831	600,743	663,805
Consolidated net sales	$883,629	$835,343	$1,656,354	$1,622,073

Earnings:
Aerospace segment	$124,616	$98,451	$219,341	$177,453
Segment earnings as a percent of segment net sales	22.2%	19.8%	20.8%	18.5%
Industrial segment	$45,967	$65,244	$86,164	$132,125
Segment earnings as a percent of segment net sales	14.3%	19.3%	14.3%	19.9%
Consolidated net earnings	$108,949	$97,556	$196,040	$187,600
Adjusted net earnings	$103,390	$100,825	$185,956	$190,636

Effective tax rate	18.1%	19.1%	16.5%	18.6%
Adjusted effective tax rate	17.7%	19.3%	16.1%	18.6%
Consolidated diluted earnings per share	$1.78	$1.56	$3.20	$3.02
Consolidated adjusted diluted earnings per share	$1.69	$1.62	$3.04	$3.07

Earnings before interest and taxes ("EBIT")	$143,831	$130,861	$256,649	$250,544
Adjusted EBIT	$136,461	$135,191	$243,435	$254,309
Earnings before interest, taxes, depreciation, and amortization ("EBITDA")	$171,397	$160,086	$312,091	$308,594
Adjusted EBITDA	$164,027	$164,416	$298,877	$312,359

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

Liquidity Highlights

Net cash provided by operating activities for the first half of fiscal year 2025 was $112,341, compared to $144,118 for the first half of fiscal year 2024.

For the first half of fiscal year 2025, free cash flow was $60,351, compared to $87,817 for the first half of fiscal year 2024. We define free cash flow as net cash flow provided by operating activities less payments for property, plant, and equipment. The decrease in free cash flow for the first half of fiscal year 2025 as compared to the same period of the prior fiscal year was primarily attributable to an increase in working capital offset by lower capital expenditures. Free cash flow is a non-U.S. GAAP financial measure. A description of this measure as well as a reconciliation of this non-U.S. GAAP financial measure to the most directly comparable U.S. GAAP financial measure can be found under the caption “Non-U.S. GAAP

Financial Measures” in this Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations.

At March 31, 2025, we held $364,141 in cash and cash equivalents and had total outstanding debt of $911,910. We have additional borrowing availability of $731,014, net of outstanding letters of credit, under our revolving credit agreement. At March 31, 2025, we also had additional borrowing capacity of $22,853 under various foreign lines of credit and foreign overdraft facilities.

RESULTS OF OPERATIONS

The following table sets forth condensed consolidated statements of earnings data as a percentage of net sales for each period indicated:

	Three Months Ended				Six Months Ended
	March 31, 2025	% of Net Sales	March 31, 2024	% of Net Sales	March 31, 2025	% of Net Sales	March 31, 2024	% of Net Sales
Net sales	$883,629	100%	$835,343	100%	$1,656,354	100%	$1,622,073	100%
Costs and expenses:
Cost of goods sold	643,530	72.8%	600,954	71.9%	1,226,621	74.1%	1,183,335	73.0%
Selling, general, and administrative expenses	83,842	9.5%	81,447	9.8%	153,538	9.3%	155,958	9.6%
Research and development costs	37,230	4.2%	36,465	4.4%	67,437	4.1%	67,259	4.1%
Interest expense	11,889	1.3%	11,530	1.4%	24,230	1.5%	22,966	1.4%
Interest income	(1,021)	(0.1)%	(1,293)	(0.2)%	(2,398)	(0.2)%	(2,766)	(0.2)%
Other (income) expense, net	(24,804)	(2.8)%	(14,384)	(1.7)%	(47,891)	(2.9)%	(35,023)	(2.2)%
Total costs and expenses	750,666	85.0%	714,719	85.6%	1,421,537	85.8%	1,391,729	85.8%
Earnings before income taxes	132,963	15.0%	120,624	14.4%	234,817	14.2%	230,344	14.2%
Income tax expense	24,014	2.7%	23,068	2.8%	38,777	2.3%	42,744	2.6%
Net earnings	$108,949	12.3%	$97,556	11.7%	$196,040	11.8%	$187,600	11.6%

Other select financial data:

	March 31, 2025	September 30, 2024
Net working capital	$932,220	$820,101
Total debt	911,910	872,470
Total stockholders' equity	2,337,507	2,176,416

Net Sales

Consolidated net sales for the second quarter of fiscal year 2025 increased by $48,286, or 5.8%, compared to the same period of fiscal year 2024. Consolidated net sales for the first half of fiscal year 2025 increased by $34,281, or 2.1%, compared to the same period of fiscal year 2024.

Details of the changes in consolidated net sales were as follows:

	Three-Month Period	Six-Month Period
Consolidated net sales for the period ended March 31, 2024	$835,343	$1,622,073
Aerospace volume	22,083	14,881
Industrial volume	(26,528)	(81,622)
Effects of changes in price	59,320	108,935
Effects of changes in foreign currency rates	(6,589)	(7,913)
Consolidated net sales for the period ended March 31, 2025	$883,629	$1,656,354

The increase in Aerospace segment net sales in the second quarter of fiscal year 2025 as compared to the same period of the prior fiscal year was primarily attributable to price realization and volume, partially offset by unfavorable mix. The increase in Aerospace segment net sales in the first half of fiscal year 2025 as compared to the same period of the prior fiscal year was primarily attributable to price realization, partially offset by unfavorable mix.

In the Industrial segment, the decrease in net sales for the second quarter and first half of fiscal year 2025 as compared to the same periods of the prior fiscal year was primarily a result of lower China on-highway volume and unfavorable mix, partially offset by price realization.

We have experienced, and expect to continue to experience, significant sales and earnings decreases in our China on-highway natural gas truck business in fiscal year 2025 as compared to fiscal year 2024. Future demand remains uncertain due to the volatility of this business. We also continue to monitor the evolving trade policy between the U.S. and China.

Costs and Expenses

Cost of goods sold increased by $42,576 to $643,530 for the second quarter of fiscal year 2025, from $600,954, for the second quarter of fiscal year 2024. Cost of goods sold increased to 72.8% of net sales, for the second quarter of fiscal year 2025, compared to 71.9% of net sales for the second quarter of fiscal year 2024.

Cost of goods sold increased by $43,286 to $1,226,621, for the first half of fiscal year 2025, from $1,183,335, for the first half of fiscal 2024. Cost of goods sold increased to 74.1% of net sales, for the first half of fiscal year 2025, compared to 73.0% of net sales for the first half of fiscal year 2024.

The increase in cost of goods sold in the second quarter and first half of fiscal year 2025 compared to the same periods of the prior fiscal year is primarily due to net inflationary impacts on material and labor costs.

Gross margin (as measured by net sales less cost of goods sold, divided by net sales) was 27.2% for the second quarter of fiscal year 2025, compared to 28.1% for the second quarter of fiscal year 2024. Gross margin was 25.9% for the first half of fiscal year 2025, compared to 27.0% for the first half of fiscal year 2024. The decrease in gross margin for the second quarter and first half of fiscal year 2025 as compared to the same periods of the prior fiscal year is primarily attributable to unfavorable mix, partially offset by price realization.

Selling, general, and administrative expenses increased by $2,395, or 2.9%, to $83,842 for the second quarter of fiscal year 2025, compared to $81,447 for the second quarter of fiscal year 2024. Selling, general, and administrative expenses as a percentage of net sales decreased to 9.5% for the second quarter of fiscal year 2025, compared to 9.8% for the second quarter of fiscal year 2024. The increase in selling, general, and administrative expenses on an absolute basis for the second quarter of fiscal year 2025 as compared to the same period of the prior fiscal year is primarily due to increased expenses relating to business development activities.

Selling, general, and administrative expenses decreased by $2,420, or 1.6%, to $153,538 for the first half of fiscal year 2025, compared to $155,958 for the first half of fiscal year 2024. Selling, general, and administrative expenses as a percentage of net sales decreased to 9.3% for the first half of fiscal year 2025, compared to 9.6% for the first half of fiscal year 2024. The decrease in selling, general, and administrative expenses for the first half of fiscal year 2025 as compared to the same period of the prior fiscal year is primarily due to decreases in expenses relating to our deferred compensation program, partially offset by increased expenses relating to business development activities.

Research and development costs were roughly flat at $37,230, or 4.2% of net sales, for the second quarter of fiscal year 2025 and $67,437, or 4.1% of net sales, for the first half of fiscal year 2025, as compared to $36,465, or 4.4% of net sales, for the second quarter of fiscal year 2024 and $67,259, or 4.1% of net sales, for the first half of fiscal year 2024. Our research and development activities extend across almost all of our customer base, and we anticipate ongoing variability in research and development costs due to the timing of customer business needs on current and future programs.

Interest expense increased by $359, or 3.1%, to $11,889 for the second quarter of fiscal year 2025, compared to $11,530 for the second quarter of fiscal year 2024. Interest expense as a percentage of net sales was 1.3% for the second quarter of fiscal year 2025, compared to 1.4% for the second quarter of fiscal year 2024. Interest expense increased by $1,264, or 5.5%, to $24,230 for the first half of fiscal year 2025, compared to $22,966 for the first half of fiscal year 2024. Interest expense as a percentage of net sales was 1.5% for the first half of fiscal year 2025, compared to 1.4% for the first half of fiscal year 2024. The increase in interest expense on an absolute basis for the second quarter and first half of fiscal year 2025 as compared to the same periods of the prior fiscal year is primarily attributable to increased average daily borrowings on the revolving credit facility during the second quarter and first half of fiscal year 2025.

Other income increased by $10,420 to $24,804 for the second quarter of fiscal year 2025, compared to $14,384 for the second quarter of fiscal year 2024. Other income increased $12,868 to $47,891 for the first half of fiscal year 2025, compared to $35,023 for the first half of fiscal year 2024. The increase in other income for the second quarter and first half of fiscal year 2025 as compared to the same periods of the prior fiscal year is primarily attributable to a one-time gain related to product rationalization activities that was recognized in the current fiscal year that did not occur in the prior year.

Income taxes were provided at an effective rate on earnings before income taxes of 18.1% for the second quarter of fiscal year 2025, compared to 19.1% for the second quarter of fiscal year 2024. Income taxes were provided at an effective rate on earnings before income taxes of 16.5% for the first half of fiscal year 2025, as compared to 18.6% for the first half of fiscal year 2024.

The decrease in the effective tax rate for the second quarter of fiscal year 2025 compared to the second quarter of fiscal year 2024 is primarily attributable to a decrease to the projected future withholding taxes on unremitted foreign earnings, partially offset by a decrease to the research and development credit.

The decrease in the effective tax rate for first half of fiscal year 2025 as compared to the same period of the prior fiscal year is primarily attributable to a larger stock-based compensation tax benefit and a decrease to projected future withholding taxes on unremitted foreign earnings, partially offset by a decrease to the research and development credit.

Segment Results

The following table presents sales by segment:

	Three Months Ended March 31,				Six Months Ended March 31,
	2025		2024		2025		2024
Net sales:
Aerospace	$561,729	63.6%	$497,512	59.6%	$1,055,611	63.7%	$958,268	59.1%
Industrial	321,900	36.4%	337,831	40.4%	600,743	36.3%	663,805	40.9%
Consolidated net sales	$883,629	100%	$835,343	100%	$1,656,354	100%	$1,622,073	100%

The following table presents earnings by segment and reconciles segment earnings to consolidated net earnings:

	Three Months Ended March 31,		Six Months Ended March 31,
	2025	2024	2025	2024
Aerospace	$124,616	$98,451	$219,341	$177,453
Industrial	45,967	65,244	86,164	132,125
Nonsegment expenses	(26,752)	(32,834)	(48,856)	(59,034)
Interest expense, net	(10,868)	(10,237)	(21,832)	(20,200)
Consolidated earnings before income taxes	132,963	120,624	234,817	230,344
Income tax expense	(24,014)	(23,068)	(38,777)	(42,744)
Consolidated net earnings	$108,949	$97,556	$196,040	$187,600

The following table presents segment earnings as a percent of segment net sales:

	Three Months Ended March 31,		Six Months Ended March 31,
	2025	2024	2025	2024
Aerospace	22.2%	19.8%	20.8%	18.5%
Industrial	14.3%	19.3%	14.3%	19.9%

Aerospace

Aerospace segment net sales increased by $64,217, or 12.9%, to $561,729 for the second quarter of fiscal year 2025, compared to $497,512 for the second quarter of fiscal year 2024. Aerospace segment net sales increased by $97,343, or 10.2%, to $1,055,611 for the first half of fiscal year 2025, compared to $958,268 for the first half of fiscal year 2024.

The increase in Aerospace segment net sales in the second quarter of fiscal year 2025 as compared to the same period of the prior fiscal year was primarily attributable to price realization and volume, partially offset by unfavorable mix. The increase in Aerospace segment net sales in the first half of fiscal year 2025 as compared to the same period of the prior fiscal year was primarily attributable to price realization, partially offset by inflation and unfavorable mix.

Commercial OEM sales decreased in the second quarter and first half of fiscal year 2025 as compared to the same periods of the prior fiscal year, primarily due to a measured ramp to customer demand following the Boeing work stoppage. We expect commercial OEM sales to continue to grow in the second half of fiscal year 2025 as production continues to ramp. Commercial aftermarket sales increased in the second quarter and first half of fiscal year 2025 as compared to the same periods of the prior fiscal year, primarily due to high aircraft utilization rates.

Defense OEM sales increased in the second quarter and first half of fiscal year 2025 as compared to the same periods of the prior fiscal year, primarily driven by increased demand for smart defense. Defense aftermarket sales were down in the second quarter of fiscal year 2025 as compared to the same period of the prior fiscal year. Defense aftermarket sales were flat for the first half of fiscal year 2025 as compared to the first half of fiscal year 2024.

Aerospace segment earnings increased by $26,165, or 26.6%, to $124,616 for the second quarter of fiscal year 2025, compared to $98,451 for the second quarter of fiscal year 2024. Aerospace segment earnings increased by $41,888, or 23.6%, to $219,341 for the first half of fiscal year 2025, compared to $177,453 for the first half of fiscal year 2024.

The increase in Aerospace segment earnings was due to the following:

	Three-Month Period	Six-Month Period
Earnings for the period ended March 31, 2024	$98,451	$177,453
Sales volume and mix	1,146	(7,856)
Price, inflation, and productivity	22,289	51,440
Other, net	2,730	(1,696)
Earnings for the period ended March 31, 2025	$124,616	$219,341

Aerospace segment earnings as a percentage of segment net sales were 22.2% for the second quarter and 20.8% for the first half of fiscal year 2025, compared to 19.8% for the second quarter and 18.5% for the first half of fiscal year 2024.

Industrial

Industrial segment net sales decreased by $15,931, or 4.7%, to $321,900 for the second quarter of fiscal year 2025, compared to $337,831 for the second quarter of fiscal year 2024. Industrial segment net sales decreased by $63,062, or 9.5%, to $600,743 for the first half of fiscal year 2025, compared to $663,805 for the first half of fiscal year 2024.

The decrease in Industrial segment net sales in the second quarter and first half of fiscal year 2025 as compared to the same periods of the prior fiscal year was primarily attributable to lower China on-highway volume and unfavorable mix, partially offset by price realization.

In the second quarter and first half of fiscal year 2025 as compared to the same periods of the prior fiscal year, we saw a substantial sales decline in our on-highway natural gas truck business in China. Future demand remains uncertain due to the volatility of this business. We also continue to monitor the evolving trade policy between the U.S. and China.

Industrial segment earnings decreased by $19,277, or 29.5%, to $45,967 for the second quarter of fiscal year 2025, compared to $65,244 for the second quarter of fiscal year 2024. Industrial segment earnings decreased by $45,961, or 34.8%, to $86,164 for the first half of fiscal year 2025, compared to $132,125 for the first half of fiscal year 2024.

The decrease in Industrial segment earnings was due to the following:

	Three-Month Period	Six-Month Period
Earnings for the period ended March 31, 2024	$65,244	$132,125
Sales volume and mix	(28,398)	(66,207)
Price, inflation, and productivity	13,583	27,342
Effects of changes in foreign currency rates	(1,499)	1,619
Other, net	(2,963)	(8,715)
Earnings for the period ended March 31, 2025	$45,967	$86,164

Industrial segment earnings as a percentage of segment net sales were 14.3% for the second quarter and the first half of fiscal year 2025, compared to 19.3% for the second quarter and 19.9% for the first half of fiscal year 2024. Industrial earnings were significantly impacted by the sales decline in our on-highway natural gas truck business in China, partially offset by price realization, volume increases in power generation and oil and gas, as well as operational improvements, including increased output and other efficiency gains.

Future demand in our on-highway natural gas truck business in China remains uncertain due to the volatility of this business. We also continue to monitor the evolving trade policy between the U.S. and China.

Nonsegment

Nonsegment expenses decreased by $6,082 to $26,752 for the second quarter of fiscal year 2025, compared to $32,834 for the second quarter of fiscal year 2024. Nonsegment expenses decreased by $10,178 to $48,856 for the first half of fiscal year 2025 compared to $59,034 for the first half of fiscal year 2024.

The significant items that impacted nonsegment expenses in the current fiscal year as compared to the prior fiscal year were as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2025	2024	2025	2024
Nonsegment expenses	$(26,752)	$(32,834)	$(48,856)	$(59,034)
Product rationalization	(11,163)	—	(20,524)	—
Business development activities	3,793	1,664	7,310	5,902
Non-recurring gain related to a previous acquisition	—	—	—	(4,803)
Certain non-recurring separation costs	—	2,666	—	2,666
Nonsegment expenses excluding infrequent significant items	$(34,122)	$(28,504)	$(62,070)	$(55,269)

Excluding these items, nonsegment expenses increased $5,618 in the second quarter of fiscal year 2025 as compared to the same period of the prior fiscal year. Excluding these items, nonsegment expenses increased $6,801 in the first half of fiscal year 2025 as compared to the same period of the prior fiscal year. These increases were primarily attributable to increased headcount.

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

At March 31, 2025, we had total outstanding debt of $911,910 consisting of various series of unsecured notes due between 2025 and 2033 and obligations under our finance leases.

At March 31, 2025, we had $261,100 outstanding on our revolving credit facility, all of which is classified as short-term borrowings based on our intent and ability to repay this amount in the next twelve months. Revolving credit facility and short-term borrowing activity during the six months ended March 31, 2025 were as follows:

Maximum daily balance during the period	$359,100
Average daily balance during the period	$308,645
Weighted average interest rate on average daily balance	5.48%

At March 31, 2025, we had additional borrowing availability of $731,014 under our revolving credit facility, net of outstanding letters of credit, and additional borrowing availability of $22,853 under various foreign credit facilities.

To our knowledge, we were in compliance with all our debt covenants as of March 31, 2025. See Note 15, Credit facilities, short-term borrowings and long-term debt in the Notes to the Consolidated Financial Statements included in Part II, Item 8 our Annual Report on Form 10-K for fiscal year 2024, for more information about our covenants.

In addition to utilizing our cash resources to fund the working capital needs of our business, we evaluate additional strategic uses of our funds, including the repurchase of our common stock, payment of dividends, significant capital expenditures, strategic acquisitions, and other potential uses of cash.

From time to time, the Company enters into various factoring agreements with third-party financial institutions to sell certain of its receivables. Factoring activity resulted in an increase of approximately $2,457 in cash provided by operating activities during the six months ended March 31, 2025, compared to an increase in cash provided by operating activities of approximately $1,917 during the six months ended March 31, 2024.

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

Cash Flows

	Six Months Ended March 31,
	2025	2024
Net cash provided by operating activities	$112,341	$144,118
Net cash (used in) investing activities	(4,138)	(49,641)
Net cash (used in) provided by financing activities	(17,602)	80,588
Effect of exchange rate changes on cash and cash equivalents	(8,730)	4,420
Net change in cash and cash equivalents	81,871	179,485
Cash and cash equivalents at beginning of year	282,270	137,447
Cash and cash equivalents at end of period	$364,141	$316,932

Net cash flows provided by operating activities for the first half of fiscal year 2025 was $112,341, compared to $144,118 for the same period of fiscal year 2024. The decrease in net cash flows provided by operating activities in the first half of fiscal year 2025 as compared to the first half of the prior fiscal year was primarily attributable to an increase in working capital.

Net cash flows used in investing activities for the first half of fiscal year 2025 was $4,138, compared to $49,641 for the same period of fiscal year 2024. The decrease in net cash flows used in investing activities in the first half of fiscal year 2025 as compared to the first half of the prior fiscal year was primarily due to proceeds received from certain business divestitures as part of our product rationalization efforts, as well as decreased payments for property, plant, and equipment.

Net cash flows used in financing activities for the first half of fiscal year 2025 was $17,602, compared to net cash flows provided by financing activities of $80,588 for the same period of fiscal year 2024. The change to net cash flows used in financing activities for the first half of fiscal year 2025 from net cash flows provided by financing activities for the first half of the prior fiscal year was primarily attributable to repurchases of common stock as well as a decrease in net debt borrowings. During the first half of fiscal year 2025, we repurchased $79,493 of our common stock, whereas in the first half of fiscal year 2024, we did not repurchase any common stock. During the first half of fiscal year 2025, we had net debt borrowings in the amount of $43,627, compared to net debt borrowings of $65,828 in the first half of fiscal year 2024.

Non-U.S. GAAP Financial Measures

Adjusted net earnings, adjusted earnings per share, adjusted income tax expense, adjusted effective tax rate, EBIT, adjusted EBIT, EBITDA, adjusted EBITDA, and free cash flow are financial measures not prepared and presented in accordance with U.S. GAAP. However, we believe these non-U.S. GAAP financial measures provide additional information that enables readers to evaluate our business from the perspective of management.

Earnings based non‐U.S. GAAP financial measures

Adjusted net earnings is defined by the Company as net earnings excluding, as applicable, (i) product rationalization, (ii) a non-recurring gain related to a previous acquisition, (iii) costs related to business development activities, and (iv) certain non-restructuring separation costs. The product rationalization adjustment pertains to the divestiture of certain product lines. The Company believes that these excluded items are short‐term in nature, not directly related to the ongoing operations of the business, and therefore, their exclusion illustrates more clearly how the underlying business of Woodward is performing. Management uses adjusted net earnings to evaluate the Company’s performance excluding these infrequent or unusual period expenses that are not necessarily indicative of the Company’s operating performance for the period. Management defines adjusted earnings per share as adjusted net earnings, as defined above, divided by the weighted‐average number of diluted shares of common stock outstanding for the period. Adjusted income tax expense is defined by the Company as income tax expense excluding, as applicable, (i) product rationalization, (ii) a non-recurring gain related to a previous acquisition, (iii) costs related to business development activities, and (iv) certain non-restructuring separation costs. The product rationalization adjustment pertains to the divestiture of certain product lines.

Management uses adjusted net earnings, adjusted earnings per share, adjusted effective tax rate, and adjusted income tax expense when comparing operating performance to other periods.

The reconciliation of net earnings and earnings per share to adjusted net earnings and adjusted earnings per share, respectively, is shown in the tables below:

	Three Months Ended March 31,
	2025		2024
	Net Earnings	Earnings Per Share	Net Earnings	Earnings Per Share
Net earnings (U.S. GAAP)	$108,949	$1.78	$97,556	$1.56
Non-U.S. GAAP adjustments:
Product rationalization[1]	(11,163)	(0.18)	—	—
Certain non-restructuring separation costs[2]	—	—	2,666	0.04
Business development activities[2]	3,793	0.06	1,664	0.03
Tax effect of Non-U.S. GAAP net earnings adjustments	1,811	0.03	(1,061)	(0.01)
Non-U.S. GAAP adjustments	(5,559)	(0.09)	3,269	0.06
Adjusted net earnings (Non-U.S. GAAP)	$103,390	$1.69	$100,825	$1.62
(1)
Presented in the line item "Other (income) expense, net" in Woodward's Condensed Consolidated Statement of Earnings.
(2)
Presented in the line item "Selling, general and administrative expenses" in Woodward's Condensed Consolidated Statement of Earnings.

	Six Months Ended March 31,
	2025		2024
	Net Earnings	Earnings Per Share	Net Earnings	Earnings Per Share
Earnings per share (U.S. GAAP)	$196,040	$3.20	$187,600	$3.02
Non-U.S. GAAP adjustments, net of tax:
Product rationalization[1]	(20,524)	(0.33)	—	—
Non-recurring gain related to a previous acquisition[1]	—	—	(4,803)	(0.08)
Business development activities[2]	7,310	0.12	5,902	0.10
Certain non-restructuring separation costs[2]	—	—	2,666	0.04
Tax effect of Non-U.S. GAAP net earnings adjustments	3,130	0.05	(729)	(0.01)
Total non-U.S. GAAP adjustments	(10,084)	(0.16)	3,036	0.05
Adjusted earnings per share (Non-U.S. GAAP)	$185,956	$3.04	$190,636	$3.07
(1)
Presented in the line item "Other (income) expense, net" in Woodward's Condensed Consolidated Statement of Earnings.
(2)
Presented in the line item "Selling, general and administrative expenses" in Woodward's Condensed Consolidated Statement of Earnings.

The reconciliation of income tax expense to adjusted income tax expense and the adjusted effective tax rate respectively, is shown in the tables below:

	Three Months Ended March 31,		Six Months Ended March 31,
	2025	2024	2025	2024
Income tax expense (U.S. GAAP)	$24,014	$23,068	$38,777	$42,744
Tax effect of Non-U.S. GAAP net income adjustments	(1,811)	1,061	(3,130)	729
Adjusted income tax expense (Non-U.S. GAAP)	$22,203	$24,129	$35,647	$43,473
Adjusted effective tax rate (Non-U.S. GAAP)	17.7%	19.3%	16.1%	18.6%

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

Adjusted EBIT and adjusted EBITDA represent further non-U.S. GAAP adjustments to EBIT and EBITDA, in each case adjusted to exclude, as applicable, (i) product rationalization, (ii) a non-recurring gain related to a previous acquisition, (iii) costs related to business development activities, and (iv) certain non-restructuring separation costs. The product rationalization adjustment pertains to the divestiture of certain product lines. As these charges are infrequent or unusual items that can be variable from period to period and do not fluctuate with operating results, management believes removing these gains and costs from EBIT and EBITDA improves comparability of past, present, and future operating results and provides consistency when comparing EBIT and EBITDA between periods.

EBIT and adjusted EBIT reconciled to net earnings were as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2025	2024	2025	2024
Net earnings (U.S. GAAP)	$108,949	$97,556	$196,040	$187,600
Income tax expense	24,014	23,068	38,777	42,744
Interest expense	11,889	11,530	24,230	22,966
Interest income	(1,021)	(1,293)	(2,398)	(2,766)
EBIT (Non-U.S. GAAP)	143,831	130,861	256,649	250,544
Non-U.S. GAAP adjustments:
Product rationalization[1]	(11,163)	—	(20,524)	—
Non-recurring gain related to a previous acquisition[1]	—	—	—	(4,803)
Business development activities[2]	3,793	1,664	7,310	5,902
Certain non-recurring separation costs[2]	—	2,666	—	2,666
Total non-U.S. GAAP adjustments	(7,370)	4,330	(13,214)	3,765
Adjusted EBIT (Non-U.S. GAAP)	$136,461	$135,191	$243,435	$254,309
(1)
Presented in the line item "Other (income) expense, net" in Woodward's Condensed Consolidated Statement of Earnings.
(2)
Presented in the line item "Selling, general and administrative expenses" in Woodward's Condensed Consolidated Statement of Earnings.

EBITDA and adjusted EBITDA reconciled to net earnings were as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2025	2024	2025	2024
Net earnings (U.S. GAAP)	$108,949	$97,556	$196,040	$187,600
Income tax expense	24,014	23,068	38,777	42,744
Interest expense	11,889	11,530	24,230	22,966
Interest income	(1,021)	(1,293)	(2,398)	(2,766)
Amortization of intangible assets	6,772	8,618	13,686	17,217
Depreciation expense	20,794	20,607	41,756	40,833
EBITDA (Non-U.S. GAAP)	171,397	160,086	312,091	308,594
Non-U.S. GAAP adjustments:
Product rationalization[1]	(11,163)	—	(20,524)	—
Non-recurring gain related to a previous acquisition[1]	—	—	—	(4,803)
Business development activities[2]	3,793	1,664	7,310	5,902
Certain non-recurring separation costs[2]	—	2,666	—	2,666
Total non-U.S. GAAP adjustments	(7,370)	4,330	(13,214)	3,765
Adjusted EBITDA (Non-U.S. GAAP)	$164,027	$164,416	$298,877	$312,359
(1)
Presented in the line item "Other (income) expense, net" in Woodward's Condensed Consolidated Statement of Earnings.
(2)
Presented in the line item "Selling, general and administrative expenses" in Woodward's Condensed Consolidated Statement of Earnings.

The use of these non-U.S. GAAP financial measures is not intended to be considered in isolation of, or as a substitute for, the financial information prepared and presented in accordance with U.S. GAAP. As adjusted net earnings, adjusted net earnings per share, adjusted income tax expense, adjusted effective tax rate, EBIT, adjusted EBIT, EBITDA, and adjusted EBITDA exclude certain financial information compared with net earnings, the most directly comparable U.S. GAAP financial measure, users of this financial information should consider the information that is excluded. Our calculations of adjusted net earnings, adjusted net earnings per share, adjusted income tax expense, adjusted effective tax rate, EBIT, adjusted EBIT, EBITDA, and adjusted EBITDA may differ from similarly titled measures used by other companies, limiting their usefulness as comparative measures.

Cash flow‐based non‐U.S. GAAP financial measures

Management uses free cash flow, which is defined by the Company as net cash flows provided by operating activities less payments for property, plant, and equipment, in reviewing the financial performance of and cash generation by Woodward’s various business groups and evaluating cash levels. We believe free cash flow is a useful measure for investors because it portrays our ability to grow organically and generate cash from our businesses for purposes such as paying interest on our indebtedness, repaying maturing debt, funding business acquisitions, repurchasing our common stock, paying dividends, and investing in additional research and development. In addition, securities analysts, investors, and others frequently use free cash flow in their evaluation of companies.

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

Free cash flow reconciled to net cash provided by operating activities were as follows:

	Six Months Ended March 31,
	2025	2024
Net cash provided by operating activities (U.S. GAAP)	$112,341	$144,118
Payments for property, plant and equipment	(51,990)	(56,301)
Free cash flow (Non-U.S. GAAP)	$60,351	$87,817

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

Item 4. Controls and Procedures

We have established disclosure controls and procedures, which are designed to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Act”) is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Act is accumulated and communicated to management, including our Principal Executive Officer (Charles (“Chip”) P. Blankenship, Jr., Chairman of the Board and Chief Executive Officer) and Principal Financial and Accounting Officer (William F. Lacey, Chief Financial Officer), as appropriate, to allow timely decisions regarding required disclosures.

Chip P. Blankenship, Jr. and William F. Lacey evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15 under the Act, as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on their evaluations, they concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2025.

There have not been any changes in our internal controls over financial reporting during the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities (In thousands, except for shares and per share amounts)	Total Number of Shares Purchased	Weighted Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares that may yet be Purchased under the Plans or Programs at Period End (1)
January 1, 2025 through January 31, 2025 (2)	81,176	$172.27	81,037	$159,750
February 1, 2025 through February 28, 2025 (2)	81,082	190.75	81,037	144,292
March 1, 2025 through March 31, 2025 (2)	81,037	180.21	81,037	129,689

(1)
In January 2024, the Board authorized a program for the repurchase of up to $600,000 of Woodward’s outstanding shares of common stock on the open market or in privately negotiated transactions over a three-year period ending in January 2027.
(2)
Under a trust established for the purposes of administering the Woodward Executive Benefit Plan, 139 shares of common stock were acquired in January 2025 on the open market related to the deferral of compensation by certain eligible members of Woodward’s management who irrevocably elected to invest some or all of their deferred compensation in Woodward common stock. In addition, 45 shares of common stock were acquired in February 2025 on the open market related to the reinvestment of dividends for shares of treasury stock held for deferred compensation. Shares owned by the trust, which is a separate legal entity, are included in "Treasury stock held for deferred compensation" in the Condensed Consolidated Balance Sheets.

Item 5. Other Information

During the three months ended March 31, 2025, three officers of the Company entered into trading plans pursuant to Rule 10b5-1 of the Exchange Act intended to satisfy the affirmative defense of Rule 10b5-1(c) of the Exchange Act (each such trading plan, a "Plan").

On February 10, 2025, Charles Blankenship, Jr., Chairman and Chief Executive Officer, entered into a Plan that provides for the exercise of up to 49,072 non-qualified stock options and sale of the net shares of common stock of the Company received upon exercise, and the sale of up to an additional 8,378 shares of common stock of the Company. Mr. Blankenship's Plan terminates on November 24, 2025.

On February 27, 2025, Randall Hobbs, Executive Vice President and President, Industrial, entered into a Plan that provides for the sale of up to 1,846 shares of common stock of the Company. Mr. Hobbs' Plan terminates on December 31, 2025.

On March 4, 2025, Terence Voskuil, Executive Vice President and President, Aerospace, entered into a Plan that provides for the exercise of up to 24,600 non-qualified stock options and sale of the net shares of common stock of the Company received upon exercise. Mr. Voskuil's Plan terminates on February 3, 2026.

During the three months ended March 31, 2025, no other directors or officers, as defined in Rule 16a-1(f), adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” each as defined in Regulation S-K Item 408.

Item 6. Exhibits

Exhibits filed as part of this Report are listed in the Exhibit Index.

WOODWARD, INC.

EXHIBIT INDEX

	Exhibit Number	Description
*	31.1	Rule 13a-14(a)/15d-14(a) certification of Charles P. Blankenship, Jr.
*	31.2	Rule 13a-14(a)/15d-14(a) certification of William F. Lacey
*	32.1	Section 1350 certifications
*	101

The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Earnings, (iii) Condensed Consolidated Statements of Comprehensive Earnings, (iv) Condensed Consolidated Statements of Cash Flows, (v) Condensed Consolidated Statements of Stockholders’ Equity, and (vi) Notes to Condensed Consolidated Financial Statements.

*	104	Cover page Interactive Data File (embedded within the Inline XBRL document and are contained in Exhibit 101)

* Filed as an exhibit to this Report

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WOODWARD, INC.
Date: May 1, 2025	/s/ Charles P. Blankenship, Jr.
Charles P. Blankenship, Jr.
Chairman of the Board and Chief Executive Officer (on behalf of the registrant and as the registrant’s Principal Executive Officer)

Date: May 1, 2025	/s/ William F. Lacey
William F. Lacey
Chief Financial Officer (on behalf of the registrant and as the registrant’s Principal Financial and Accounting Officer)