Form 10-Q
period 2025-06-30
Woodward, Inc.
filed 2025-08-01
CIK 108312

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

or

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

Yes ☐ No ☒

As of July 31, 2025, 59,966,221 shares of the registrant’s common stock with a par value of $0.001455 per share were outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

WOODWARD, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Net sales	$915,446	$847,688	$2,571,800	$2,469,761
Costs and expenses:
Cost of goods sold	666,287	617,702	1,892,908	1,801,037
Selling, general and administrative expenses	88,703	73,812	242,241	229,770
Research and development costs	41,088	38,728	108,525	105,987
Interest expense	11,234	11,516	35,464	34,482
Interest income	(838)	(1,728)	(3,236)	(4,494)
Other (income) expense, net	(17,864)	(14,438)	(65,755)	(49,461)
Total costs and expenses	788,610	725,592	2,210,147	2,117,321
Earnings before income taxes	126,836	122,096	361,653	352,440
Income tax expense	18,388	20,021	57,165	62,765
Net earnings	$108,448	$102,075	$304,488	$289,675

Earnings per share:
Basic earnings per share	$1.82	$1.69	$5.12	$4.80
Diluted earnings per share	$1.76	$1.63	$4.96	$4.65

Weighted Average Common Shares Outstanding:
Basic	59,680	60,425	59,442	60,290
Diluted	61,488	62,522	61,374	62,295

See accompanying Notes to Condensed Consolidated Financial Statements

WOODWARD, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS

(In thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Net earnings	$108,448	$102,075	$304,488	$289,675

Other comprehensive earnings:
Foreign currency translation adjustments	38,857	(6,570)	21,535	5,512
Net (loss) gain on foreign currency transactions designated as hedges of net investments in foreign subsidiaries	(3,555)	329	(2,204)	(559)
Taxes on changes in foreign currency translation adjustments	(1,645)	18	(1,197)	(161)
Foreign currency translation and hedge transactions adjustments, net of tax	33,657	(6,223)	18,134	4,792

Unrealized (loss) gain on fair value adjustment of derivative instruments	(35,582)	5,989	(26,616)	(5,172)
Reclassification of net realized losses (gain) on derivatives to earnings	33,144	(2,997)	22,021	6,027
Taxes on changes in derivative transactions	—	(62)	—	352
Derivative adjustments, net of tax	(2,438)	2,930	(4,595)	1,207

Amortization of pension and other postretirement plan:
Net prior service cost	197	180	589	540
Net (gain)	(173)	(250)	(507)	(754)
Foreign currency exchange rate changes on pension and other postretirement benefit plan liabilities	411	(127)	287	(48)
Taxes on changes in pension and other postretirement benefit plan liability adjustments, net of foreign currency exchange rate changes	(36)	63	(70)	106
Pension and other postretirement benefit plan adjustments, net of tax	399	(134)	299	(156)
Total comprehensive earnings	$140,066	$98,648	$318,326	$295,518

See accompanying Notes to Condensed Consolidated Financial Statements

WOODWARD, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

(Unaudited)

	June 30,	September 30,
	2025	2024
ASSETS
Current assets:
Cash and cash equivalents	$473,159	$282,270
Accounts receivable, less allowance for uncollectible amounts of $8,976 and $7,738, respectively	829,581	770,066
Inventories	657,121	609,092
Income taxes receivable	35,883	22,016
Other current assets	65,413	60,167
Total current assets	2,061,157	1,743,611
Property, plant and equipment, net	942,103	940,715
Goodwill	813,779	806,643
Intangible assets, net	435,057	440,419
Deferred income tax assets	85,714	84,392
Other assets	374,040	353,135
Total assets	$4,711,850	$4,368,915
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Short-term debt	$353,000	$217,000
Current portion of long-term debt	76,020	85,719
Accounts payable	284,029	287,457
Income taxes payable	35,768	40,692
Accrued liabilities	261,381	292,642
Total current liabilities	1,010,198	923,510
Long-term debt, less current portion	503,851	569,751
Deferred income tax liabilities	127,744	121,858
Other liabilities	601,491	577,380
Total liabilities	2,243,284	2,192,499
Commitments and contingencies (Note 22)
Stockholders' equity:
Preferred stock, par value $0.003 per share, 10,000 shares authorized, no shares issued	—	—
Common stock, par value $0.001455 per share, 150,000 shares authorized, 72,960 shares issued	106	106
Additional paid-in capital	473,306	396,554
Accumulated other comprehensive losses	(18,860)	(32,698)
Deferred compensation	1,755	2,662
Retained earnings	3,479,552	3,223,259
	3,935,859	3,589,883
Treasury stock at cost, 12,985 shares and 13,787 shares, respectively	(1,465,538)	(1,410,805)
Treasury stock held for deferred compensation, at cost, 29 shares and, 45 shares, respectively	(1,755)	(2,662)
Total stockholders' equity	2,468,566	2,176,416
Total liabilities and stockholders' equity	$4,711,850	$4,368,915

See accompanying Notes to Condensed Consolidated Financial Statements

WOODWARD, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended June 30,
	2025	2024
Cash flows from operating activities:
Net earnings	$304,488	$289,675
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	84,096	86,842
Net (gain) on sales of assets and businesses	(19,470)	(565)
Stock-based compensation	25,490	27,926
Deferred income taxes	(1,504)	44
Changes in operating assets and liabilities:
Trade accounts receivable	(15,296)	45,454
Unbilled receivables (contract assets)	(39,361)	(54,274)
Costs to fulfill a contract	(11,384)	(898)
Inventories	(63,130)	(95,275)
Accounts payable and accrued liabilities	12,379	19,508
Contract liabilities	(1,416)	21,337
Income taxes	(25,994)	(38,520)
Retirement benefit obligations	(2,654)	(1,486)
Other	(8,268)	(2,439)
Net cash provided by operating activities	237,976	297,329

Cash flows from investing activities:
Payments for purchase of property, plant, and equipment	(78,537)	(72,193)
Proceeds from sale of assets	41	84
Proceeds from business divestitures	48,043	900
Payments for short-term investments	—	(6,767)
Proceeds from sales of short-term investments	2,935	9,737
Net cash (used in) investing activities	(27,518)	(68,239)

Cash flows from financing activities:
Cash dividends paid	(48,195)	(43,457)
Proceeds from sales of treasury stock	96,064	90,142
Payments for repurchases of common stock	(124,276)	(304,811)
Borrowings on revolving lines of credit and short-term borrowings	1,957,900	2,258,600
Payments on revolving lines of credit and short-term borrowings	(1,821,900)	(1,983,800)
Payments of long-term debt and finance lease obligations	(85,719)	(75,644)
Net cash (used in) financing activities	(26,126)	(58,970)
Effect of exchange rate changes on cash and cash equivalents	6,557	765
Net change in cash and cash equivalents	190,889	170,885
Cash and cash equivalents at beginning of year	282,270	137,447
Cash and cash equivalents at end of period	$473,159	$308,332

See accompanying Notes to Condensed Consolidated Financial Statements

WOODWARD, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

(Unaudited)

	Stockholders' equity
			Accumulated other comprehensive (loss) earnings
	Common stock	Additional paid-in capital	Foreign currency translation adjustments	Unrealized derivative gains (losses)	Minimum retirement benefit liability adjustments	Total accumulated other comprehensive (loss) earnings	Deferred compensation	Retained earnings	Treasury stock at cost	Treasury stock held for deferred compensation	Total stockholders' equity
Balances as of April 1, 2024	$106	$374,278	$(56,378)	$(11,442)	$6,419	$(61,401)	$3,032	$3,067,847	$(1,051,417)	$(3,032)	$2,329,413
Net earnings	—	—	—	—	—	—	—	102,075	—	—	102,075
Other comprehensive earnings (loss), net of tax	—	—	(6,223)	2,930	(134)	(3,427)	—	—	—	—	(3,427)
Cash dividends paid ($0.25 per share)	—	—	—	—	—	—	—	(15,130)	—	—	(15,130)
Purchase of treasury stock	—	—	—	—	—	—	—	—	(304,811)	—	(304,811)
Sales of treasury stock	—	11,923	—	—	—	—	—	—	30,095	—	42,018
Common shares issued for benefit plans	—	—	—	—	—	—	—	—	1,050	—	1,050
Stock-based compensation	—	8,023	—	—	—	—	—	—	—	—	8,023
Purchases of stock by deferred compensation	—	—	—	—	—	—	48	—	—	(48)	—
Distribution of stock from deferred compensation	—	—	—	—	—	—	(51)	—	—	51	—
Balances as of June 30, 2024	$106	$394,224	$(62,601)	$(8,512)	$6,285	$(64,828)	$3,029	$3,154,792	$(1,325,083)	$(3,029)	$2,159,211

Balances as of April 1, 2025	106	449,152	(54,652)	(7,334)	11,508	(50,478)	1,763	3,387,846	(1,449,119)	(1,763)	2,337,507
Net earnings	—	—	—	—	—	—	—	108,448	—	—	108,448
Other comprehensive earnings (loss), net of tax	—	—	33,657	(2,438)	399	31,618	—	—	—	—	31,618
Cash dividends paid ($0.28 per share)	—	—	—	—	—	—	—	(16,742)	—	—	(16,742)
Purchases of treasury stock	—	—	—	—	—	—	—	—	(44,783)	—	(44,783)
Sales of treasury stock	—	18,040	—	—	—	—	—	—	28,364	—	46,404
Common shares issued for benefit plans	—	—	—	—	—	—	—	—	—	—	—
Stock-based compensation	—	6,114	—	—	—	—	—	—	—	—	6,114
Purchases of stock by deferred compensation	—	—	—	—	—	—	34	—	—	(34)	—
Distribution of stock from deferred compensation	—	—	—	—	—	—	(42)	—	—	42	—
Balances as of June 30, 2025	$106	$473,306	$(20,995)	$(9,772)	$11,907	$(18,860)	$1,755	$3,479,552	$(1,465,538)	$(1,755)	$2,468,566

See accompanying Notes to Condensed Consolidated Financial Statements

WOODWARD, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

(Unaudited)

	Stockholders' equity
			Accumulated other comprehensive (loss) earnings
	Common stock	Additional paid-in capital	Foreign currency translation adjustments	Unrealized derivative gains (losses)	Minimum retirement benefit liability adjustments	Total accumulated other comprehensive (loss) earnings	Deferred compensation	Retained earnings	Treasury stock at cost	Treasury stock held for deferred compensation	Total stockholders' equity
Balances as of September 30, 2023	$106	$327,941	$(67,393)	$(9,719)	$6,441	$(70,671)	$2,776	$2,908,574	$(1,094,961)	$(2,776)	$2,070,989
Net earnings	—	—	—	—	—	—	—	289,675	—	—	289,675
Other comprehensive earnings (loss), net of tax	—	—	4,792	1,207	(156)	5,843	—	—	—	—	5,843
Cash dividends paid ($0.72 per share)	—	—	—	—	—	—	—	(43,457)	—	—	(43,457)
Purchase of treasury stock	—	—	—	—	—	—	—	—	(304,811)	—	(304,811)
Sales of treasury stock	—	24,391	—	—	—	—	—	—	65,718	—	90,109
Common shares issued for benefit plans	—	13,966	—	—	—	—	—	—	8,971	—	22,937
Stock-based compensation	—	27,926	—	—	—	—	—	—	—	—	27,926
Purchases of stock by deferred compensation	—	—	—	—	—	—	127	—	—	(127)	—
Distribution of stock from deferred compensation	—	—	—	—	—	—	126	—	—	(126)	—
Balances as of June 30, 2024	$106	$394,224	$(62,601)	$(8,512)	$6,285	$(64,828)	$3,029	$3,154,792	$(1,325,083)	$(3,029)	$2,159,211

Balances as of September 30, 2024	106	396,554	(39,129)	(5,177)	11,608	(32,698)	2,662	3,223,259	(1,410,805)	(2,662)	2,176,416
Net earnings	—	—	—	—	—	—	—	304,488	—	—	304,488
Other comprehensive earnings (loss), net of tax	—	—	18,134	(4,595)	299	13,838	—	—	—	—	13,838
Cash dividends paid ($0.81 per share)	—	—	—	—	—	—	—	(48,195)	—	—	(48,195)
Purchases of treasury stock	—	—	—	—	—	—	—	—	(124,276)	—	(124,276)
Sales of treasury stock	—	32,884	—	—	—	—	—	—	63,009	—	95,893
Common shares issued for benefit plans	—	18,378	—	—	—	—	—	—	6,534	—	24,912
Stock-based compensation	—	25,490	—	—	—	—	—	—	—	—	25,490
Purchases of stock by deferred compensation	—	—	—	—	—	—	116	—	—	(116)	—
Distribution of stock from deferred compensation	—	—	—	—	—	—	(1,023)	—	—	1,023	—
Balances as of June 30, 2025	$106	$473,306	$(20,995)	$(9,772)	$11,907	$(18,860)	$1,755	$3,479,552	$(1,465,538)	$(1,755)	$2,468,566

See accompanying Notes to Condensed Consolidated Financial Statements

WOODWARD, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

(Unaudited)

Note 1. Basis of presentation

The Condensed Consolidated Financial Statements of Woodward, Inc. (“Woodward” or the “Company”) as of June 30, 2025 and for the three and nine months ended June 30, 2025 and 2024, included herein, have not been audited by an independent registered public accounting firm. These unaudited Condensed Consolidated Financial Statements reflect all normal recurring adjustments that, in the opinion of management, are necessary to present fairly Woodward’s financial position as of June 30, 2025, and the statements of earnings, comprehensive earnings, cash flows, and changes in stockholders’ equity for the periods presented herein. The results of operations for the three and nine months ended June 30, 2025 and 2024 are not necessarily indicative of the operating results to be expected for other interim periods or for the full fiscal year. Dollar and share amounts contained in these unaudited Condensed Consolidated Financial Statements are in thousands, except per share amounts, unless otherwise noted.

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

Note 3. Revenue

The amount of revenue recognized as point in time or over time were as follows:

	Three Months Ended June 30, 2025			Three Months Ended June 30, 2024
	Aerospace	Industrial	Consolidated	Aerospace	Industrial	Consolidated
Point in time	$235,566	$182,698	$418,264	$219,318	$206,746	$426,064
Over time	360,424	136,758	497,182	298,242	123,382	421,624
Total net sales	$595,990	$319,456	$915,446	$517,560	$330,128	$847,688

	Nine Months Ended June 30, 2025			Nine Months Ended June 30, 2024
	Aerospace	Industrial	Consolidated	Aerospace	Industrial	Consolidated
Point in time	$650,576	$516,567	$1,167,143	$636,992	$596,608	$1,233,600
Over time	1,001,025	403,632	1,404,657	838,836	397,325	1,236,161
Total net sales	$1,651,601	$920,199	$2,571,800	$1,475,828	$993,933	$2,469,761

Accounts Receivable

Accounts receivable consisted of the following:

	June 30, 2025	September 30, 2024
Billed receivables
Trade accounts receivable	$475,152	$455,831
Other (Chinese financial institutions)	163	1,403
Total billed receivables	475,315	457,234
Current unbilled receivables (contract assets)	363,242	320,570
Total accounts receivable	838,557	777,804
Less: Allowance for uncollectible amounts	(8,976)	(7,738)
Total accounts receivable, net	$829,581	$770,066

As of June 30, 2025, “Other assets” on the Condensed Consolidated Balance Sheets includes $9,862 of unbilled receivables not expected to be invoiced and collected within a period of twelve months, compared to $11,237 as of September 30, 2024.

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

The allowance for uncollectible amounts and change in expected credit losses for trade accounts receivable and unbilled receivables (contract assets) consisted of the following:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2025	2024	2025	2024
Balance, beginning	$8,558	$7,126	$7,738	$5,847
Changes in estimates	519	835	1,325	2,531
Write-offs	—	(13)	(120)	(488)
Other[1]	(101)	(987)	33	(929)
Balance, ending	$8,976	$6,961	$8,976	$6,961
(1)
Includes effects of foreign exchange rate changes during the period.

Contract liabilities

Contract liabilities consisted of the following:

	June 30, 2025		September 30, 2024
	Current	Noncurrent	Current	Noncurrent
Deferred revenue from material rights from JV formation	$7,119	$232,173	$6,580	$232,164
Deferred revenue from advanced invoicing and/or prepayments from customers	15,016	4,678	23,706	6,437
Liability related to customer supplied inventory	17,247	—	20,563	—
Deferred revenue from material rights related to engineering and development funding	8,908	194,384	5,942	186,008
Net contract liabilities	$48,290	$431,235	$56,791	$424,609

Woodward recognized revenue of $5,157 in the three months and $26,275 in the nine months ended June 30, 2025 from contract liabilities balances recorded as of October 1, 2024, compared to $16,396 in the three months and $37,661 in the nine months ended June 30, 2024 from contract liabilities balances recorded as of October 1, 2023.

Remaining performance obligations

Remaining performance obligations related to the aggregate amount of the total contract transaction price of firm orders for which the performance obligation has not yet been recognized in revenue as of June 30, 2025 were $3,146,145, compared to $2,932,793 as of September 30, 2024, the majority of which relates to Woodward’s Aerospace segment in both periods. Woodward expects to recognize almost all remaining performance obligations within two years after June 30, 2025.

Remaining performance obligations related to material rights that have not yet been recognized in revenue as of June 30, 2025 were $512,444, of which $4,957 is expected to be recognized in the remainder of fiscal year 2025, $15,656 is expected to be recognized in fiscal year 2026, and the remaining balance is expected to be recognized thereafter. Woodward expects to recognize revenue from performance obligations related to material rights over the life of the underlying programs, which may be as long as forty years.

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

Revenue by primary market for the Aerospace reportable segment were as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2025	2024	2025	2024
Commercial OEM	$175,226	$189,697	$496,763	$544,568
Commercial aftermarket	215,451	165,718	581,162	467,148
Defense OEM	150,358	96,557	401,068	280,999
Defense aftermarket	54,955	65,588	172,608	183,113
Total Aerospace segment net sales	$595,990	$517,560	$1,651,601	$1,475,828

Revenue by primary market for the Industrial reportable segment were as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2025	2024	2025	2024
Power generation	$109,341	$109,583	$325,607	$314,500
Transportation	143,652	163,310	401,992	511,565
Oil and gas	66,463	57,235	192,600	167,868
Total Industrial segment net sales	$319,456	$330,128	$920,199	$993,933

The customers who each account for approximately 10% or more of net sales of each of Woodward’s reportable segments were as follows:

	Three Months Ended June 30, 2025	Three Months Ended June 30, 2024
Aerospace	RTX Corporation, GE Aerospace, The Boeing Company	RTX Corporation, GE Aerospace, The Boeing Company
Industrial	Rolls-Royce PLC, Caterpillar, Inc., Wärtsilä	Weichai Power, Rolls-Royce PLC, GE Vernova, Inc.

	Nine Months Ended June 30, 2025	Nine Months Ended June 30, 2024
Aerospace	RTX Corporation, GE Aerospace, The Boeing Company	RTX Corporation, The Boeing Company, GE
Industrial	Rolls-Royce PLC, Caterpillar, Inc.	Weichai Power, Rolls-Royce PLC

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

The following is a reconciliation of net earnings to basic earnings per share and diluted earnings per share:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2025	2024	2025	2024
Numerator:
Net earnings	$108,448	$102,075	$304,488	$289,675
Denominator:
Basic shares outstanding	59,680	60,425	59,442	60,290
Dilutive effect of stock options; restricted and performance stock	1,808	2,097	1,932	2,005
Diluted shares outstanding	61,488	62,522	61,374	62,295
Income per common share:
Basic earnings per share	$1.82	$1.69	$5.12	$4.80
Diluted earnings per share	$1.76	$1.63	$4.96	$4.65

The following stock option grants and restricted stock awards were outstanding but were excluded from the computation of diluted earnings per share because their inclusion would have been anti-dilutive:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2025	2024	2025	2024
Restricted stock and option awards	38	80	20	53
Weighted-average price	$193.09	$137.76	$185.74	$134.79

The weighted-average shares of common stock outstanding for basic and diluted earnings per share included the weighted-average treasury stock shares held for deferred compensation obligations of the following:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2025	2024	2025	2024
Weighted-average treasury stock shares held for deferred compensation obligations	30	53	34	54

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

Lease-related assets and liabilities were as follows:

	Classification on the Condensed Consolidated Balance Sheets	June 30, 2025	September 30, 2024
Assets:
Operating lease	Other assets	$25,584	$27,135
Finance lease	Property, plant, and equipment, net	2,960	2,516
Total lease assets		28,544	29,651

Current liabilities:
Operating lease	Accrued liabilities	6,030	5,029
Finance lease	Current portion of long-term debt	1,020	719
Noncurrent liabilities:
Operating lease	Other liabilities	20,177	22,670
Finance lease	Long-term debt, less current portion	2,167	2,017
Total lease liabilities		$29,394	$30,435

Lease-related expenses were as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2025	2024	2025	2024
Operating lease expense	$1,913	$1,690	$5,608	$4,978
Amortization of finance lease assets	242	174	725	644
Interest on finance lease liabilities	39	33	125	106
Variable lease expense	219	429	787	958
Short-term lease expense	51	42	159	125
Total lease expense	$2,464	$2,368	$7,404	$6,811

Lease-related supplemental cash flow information was as follows:

	Nine Months Ended June 30,
	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$4,456	$3,963
Operating cash flows for finance leases	125	106
Financing cash flows for finance leases	720	644
Right-of-use assets obtained in exchange for recorded lease obligations:
Operating leases	4,902	5,803
Finance leases	1,171	—

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

Although Woodward expects to allocate some portion of future net sales to these customers to embedded lessor arrangements, it cannot provide expected future undiscounted lease payments from property, plant, and equipment leased to customers as of June 30, 2025. If, in the future, customers reduce purchases of related products from Woodward, the Company believes it will derive additional value from the underlying equipment by repurposing its use to support other customer arrangements.

Revenue from contracts with customers that included embedded operating leases, which is included in “Net sales” in the Condensed Consolidated Statements of Earnings, were $989 for the three months and $2,926 for the nine months ended June 30, 2025, compared to $1,370 for the three months and $4,099 for the nine months ended June 30, 2024.

The carrying amount of property, plant, and equipment leased to others through embedded leasing arrangements, included in “Property, plant, and equipment, net” on the Condensed Consolidated Balance Sheets, follows:

	June 30, 2025	September 30, 2024
Property, plant, and equipment	$40,866	$48,495
Less accumulated depreciation	(28,136)	(32,994)
Property, plant, and equipment, net	$12,730	$15,501

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

Unamortized deferred revenue from material rights in connection with the JV formation included:

	June 30, 2025	September 30, 2024
Accrued liabilities	$7,119	$6,580
Other liabilities	232,173	232,164

Amortization of the deferred revenue (material right) recognized as an increase to sales were $1,717 for the three months and $4,347 for the nine months ended June 30, 2025, and $1,570 for the three months and $4,407 for the nine months ended June 30, 2024.

Other income related to Woodward’s equity interest in the earnings of the JV were as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2025	2024	2025	2024
Other income	$11,221	$10,788	$32,763	$29,644

As part of the JV formation, GE pays contingent consideration to Woodward consisting of fifteen annual payments of $4,894 per year, which began in the second quarter of fiscal year 2017, subject to certain claw-back conditions. Woodward received its annual payments of $4,894 during the three months ended March 31, 2025 and 2024, which were recorded as deferred income and included in “Net cash provided by operating activities” on the Condensed Consolidated Statements of Cash Flows.

Cash distributions to Woodward from the JV, recognized in “Other, net” in “Net cash provided by operating activities” on the Condensed Consolidated Statements of Cash Flows, were as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2025	2024	2025	2024
Cash distributions	$9,000	$8,000	$30,000	$26,500

Net sales to the JV were as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2025	2024	2025	2024
Net sales	$22,551	$19,465	$67,517	$61,817

Woodward net sales includes a reduction of $18,723 for the three months and $53,892 for the nine months ended June 30, 2025, compared to $14,606 for the three months and $44,137 for the nine months ended June 30, 2024 related to royalties owed to the JV by Woodward on sales by Woodward directly to third party aftermarket customers.

The Condensed Consolidated Balance Sheets include “Accounts receivable” related to amounts the JV owed Woodward, “Accounts payable” related to amounts Woodward owed the JV, and “Other assets” related to Woodward’s net investment in the JV, as follows:

	June 30, 2025	September 30, 2024
Accounts receivable	$4,630	$5,205
Accounts payable	5,781	11,378
Other assets	21,982	19,219

Note 7. Financial instruments and fair value measurements

The table below presents information about Woodward’s financial assets and liabilities that are measured at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques Woodward utilized to determine such fair value.

	At June 30, 2025				At September 30, 2024
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Financial assets:
Investments in banks and financial institutions	$34,197	$—	$—	$34,197	$23,128	$—	$—	$23,128
Equity securities	36,666	—	—	36,666	30,782	—	—	30,782
Total financial assets	$70,863	$—	$—	$70,863	$53,910	$—	$—	$53,910

Financial liabilities:
Cross-currency interest rate swaps	$—	$30,892	$—	$30,892	$—	$12,004	$—	$12,004
Total financial liabilities	$—	$30,892	$—	$30,892	$—	$12,004	$—	$12,004

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

The estimated fair values and carrying costs of other financial instruments that are not required to be remeasured at fair value in the Condensed Consolidated Balance Sheets were as follows:

		At June 30, 2025		At September 30, 2024
	Fair Value Hierarchy Level	Estimated Fair Value	Carrying Cost	Estimated Fair Value	Carrying Cost
Assets:
Notes receivable from municipalities	2	$6,372	$6,290	$6,961	$6,514
Investments in short-term time deposits	2	75	75	3,064	3,064
Liabilities:
Long-term debt	2	562,731	580,571	634,071	656,360

In connection with certain economic incentives related to Woodward’s development of a second campus in the greater Rockford, Illinois area for its Aerospace segment and Woodward’s development of its corporate headquarters in Fort Collins, Colorado, Woodward received long-term notes from municipalities within the states of Illinois and Colorado. The fair value of the long-term notes were estimated based on a model that discounted future principal and interest payments received at an interest rate available to Woodward at the end of the period for similarly rated municipal notes of similar maturity, which is a level 2 input as defined by the U.S. GAAP fair value hierarchy. The interest rates used to estimate the fair value of the long-term notes were 3.4% at June 30, 2025 and 2.7% at September 30, 2024.

From time to time, certain of Woodward’s foreign subsidiaries will invest excess cash in short-term time deposits with a fixed maturity date of longer than three months but less than one year from the date of the deposit. Woodward believes that the investments are with creditworthy financial institutions. The fair value of the investments in short-term time deposits were estimated based on a model that discounted future principal and interest payments to be received at an interest rate available to the foreign subsidiary entering into the investment for similar short-term time deposits of similar maturity. This was determined to be a level 2 input as defined by the U.S. GAAP fair value hierarchy. The interest rates used to estimate the fair value of the short-term time deposits were 5.3% at June 30, 2025 and 6.8% at September 30, 2024.

The fair value of long-term debt was estimated based on a model that discounted future principal and interest payments at interest rates available to the Company at the end of the period for similar debt of the same maturity, which is a level 2 input as defined by the U.S. GAAP fair value hierarchy. The weighted-average interest rates used to estimate the fair value of long-term debt were 4.3% at June 30, 2025 and 4.5% at September 30, 2024.

Woodward does not have expected credit losses related to any financial assets that are not required to be remeasured at fair value.

Note 8. Derivative instruments and hedging activities

Derivative instruments not designated or qualifying as hedging instruments

In May 2020, Woodward entered into five fixed-rate cross-currency interest rate swap agreements (the “2020 Fixed-Rate Cross-Currency Swaps”), with an aggregate notional value of $400,000, which effectively reduced the interest rates on the underlying fixed-rate debt under the 2018 Notes (as defined in Note 15, Credit Facilities, short-term borrowings and long-term debt, in the Notes to the Consolidated Financial Statements included in Part II, Item 8 of Woodward’s most recently filed Form 10-K) and Woodward’s then existing revolving credit agreement. The net interest income of the cross-currency interest rate swaps is recorded as a reduction to “Interest expense” in Woodward’s Condensed Consolidated Statements of Earnings. The total notional value of the 2020 Fixed-Rate Cross-Currency Swaps was $315,000 at June 30, 2025. See Note 7, Financial Instruments and fair value measurements for the related fair value of the derivative instruments as of June 30, 2025.

Derivative instruments in cash flow hedging relationships

In May 2020, Woodward entered into five U.S. dollar intercompany loans payable, with identical terms and notional values of each tranche of the 2020 Fixed-Rate Cross-Currency Swaps, together with reciprocal fixed-rate intercompany cross-currency interest rate swaps. The agreements were entered into by Euro Barbados and are designated as cash flow hedges under the criteria prescribed in ASC 815. The objective of these derivative instruments is to hedge the risk of variability in cash flows attributable to the foreign currency exchange risk of cash flows for future principal and interest payments associated with the U.S. dollar denominated intercompany loans over a thirteen-year period, as Euro Barbados maintains a Euro functional currency. For each of the fixed-rate intercompany cross-currency interest rate swaps, changes in the fair values of the derivative instruments are recognized in accumulated OCI and reclassified to foreign currency transaction gain or loss included in “Selling, general and administrative expenses” in Woodward’s Condensed Consolidated Statements of Earnings. Reclassifications out of accumulated OCI of the change in fair value occur each reporting period based upon changes in the spot rate remeasurement of the Euro and U.S. dollar denominated intercompany loans, including associated interest. During the three months ended June 30, 2025, the first of the five 2020 Fixed-Rate Cross-Currency Swaps expired and, as such, is no longer recorded on the Condensed Consolidated Balance Sheets. During the nine months ended June 30, 2025, $2,858 was reclassified from accumulated OCI to interest expense on the Condensed Consolidated Statement of Earnings. Hedge effectiveness is assessed based on the fair value changes of the derivative instruments and such hedges are deemed to be highly effective in offsetting exposure to variability in foreign exchange rates. There are no credit-risk-related contingent features associated with these fixed-rate cross-currency interest rate swaps.

Derivatives instruments in net investment hedging relationships

On September 23, 2016, Woodward and Woodward International Holding B.V., a wholly owned subsidiary of Woodward organized under the laws of The Netherlands (the “BV Subsidiary”), each entered into a note purchase agreement (the “2016 Note Purchase Agreement”) relating to the sale by Woodward and the BV Subsidiary of an aggregate principal amount of €160,000 of senior unsecured notes in a series of private placement transactions. Woodward issued €40,000 aggregate principal amount of Woodward’s Series M Senior Notes due September 23, 2026 (the “Series M Notes”). Woodward designated the Series M Notes as a hedge of a foreign currency exposure of Woodward’s net investment in its Euro denominated functional currency subsidiaries. Related to the Series M Notes, included in foreign currency translation adjustments within total comprehensive (losses) earnings were net foreign exchange loss of $3,555 for the three months and a foreign exchange loss of $2,204 for the nine months ended June 30, 2025, compared to net foreign exchange gain of $329 for the three months and a foreign exchange loss of $559 for the nine months ended June 30, 2024.

Impact of derivative instruments designated as qualifying hedging instruments

The following table discloses the amounts recognized in relation to the cash flow hedges designated as qualifying hedging instruments:

		Three months ended June 30,		Nine months ended June 30,
Derivatives in:	Location	2025	2024	2025	2024
Expense (income) recognized and loss (gain) reclassified from accumulated OCI into earnings	Selling, general and administrative expenses	$33,144	$(2,997)	$22,021	$6,027
Loss (gain) recognized in accumulated OCI	Selling, general and administrative expenses	35,582	(5,989)	26,616	5,172

The remaining unrecognized gains and losses in Woodward’s Condensed Consolidated Balance Sheets associated with derivative instruments that were previously entered into by Woodward, which are classified in accumulated OCI, were net losses of $9,755 as of June 30, 2025 and $5,160 as of September 30, 2024.

Note 9. Supplemental statement of cash flows information

	Nine Months Ended June 30,
	2025	2024
Interest paid	$30,484	$30,021
Income taxes paid	90,144	105,554
Income tax refunds received	4,118	6,171
Non-cash activities:
Purchases of property, plant and equipment on account	5,672	4,208
Common shares issued from treasury to settle benefit obligations	24,912	22,937
Receivables related to business divestitures	4,011	—

Note 10. Acquisitions and Divestitures

Acquisitions

On December 19, 2024, Woodward entered into a share and asset purchase agreement to acquire the Safran Electronics & Defense electromechanical actuation business based in the United States, Mexico, and Canada ("Safran Acquisition"). As part of the transaction, Woodward acquired all of the outstanding equity interests of Safran Electronics and Defense Canada, Inc. and certain net assets related to the electromechanical actuation business in the United States and Mexico. Woodward also acquired intellectual property, operations assets, talent, and long-term customer agreements for Horizontal Stabilizer Trim Actuation (HSTA) systems for aircraft stabilization to support safe and efficient flight, notably used for the Airbus A350. The Safran Acquisition closed on July 21, 2025 (the “Closing”) and we paid aggregate cash consideration of $45,809, subject to post-Closing adjustments. The cash consideration was financed through the use of cash on hand.

As the Closing was completed subsequent to June 30, 2025, we have not yet completed the accounting for the business combination, including the opening balance sheet. Accordingly, the Company is unable to provide amounts recognized as of the acquisition dates for major classes of assets and liabilities. This information, at least on a provisional basis, will be available in the Form 10-K to be filed for the year ended September 30, 2025.

Divestitures

The Company periodically reviews its business and from time to time may sell businesses, assets, or product lines as part of business rationalization. Any gain or loss recognized due to divestitures is recorded within the line item “Other (income) expense, net” in the Condensed Consolidated Statements of Earnings.

In connection with certain product rationalization activities, during the nine months ended June 30, 2025, the Company sold certain product lines and its heavy-duty gas turbine combustion parts product line, included in the Industrial segment, to third parties. The Company received cash proceeds of $48,043 and receivables of $4,011 included in “Other current assets” and “Other assets” in the Condensed Consolidated Balance Sheets and recognized a pretax gain of $20,524.

The sale of the heavy-duty gas turbine combustion parts product line was completed on March 3, 2025. The carrying value of the assets and liabilities sold were as follows:

March 31, 2025
Assets:
Inventories	$20,110
Property, plant, and equipment	2,904
Goodwill	5,772
Intangible assets	2,269
Other assets	2,608
Total assets	$33,663

Liabilities:
Accrued liabilities	$1,566
Accounts payable	459
Other noncurrent liabilities	2,474
Total liabilities	$4,499

Note 11. Inventories

	June 30, 2025	September 30, 2024
Raw materials	$190,557	$161,734
Work in progress	160,040	147,676
Component parts(1)	397,585	376,456
Finished goods	99,554	91,787
Customer supplied inventory	17,247	20,563
On-hand inventory for which control has transferred to the customer	(207,862)	(189,124)
	$657,121	$609,092
(1)
Component parts include items that can be sold separately as finished goods or included in the manufacture of other products.

Note 12. Property, plant, and equipment

	June 30, 2025	September 30, 2024
Land and land improvements	$91,876	$91,105
Buildings and building improvements	617,341	599,897
Leasehold improvements	20,511	22,022
Machinery and production equipment	863,497	849,595
Computer equipment and software	114,743	120,185
Office furniture and equipment	43,935	42,873
Other	33,508	33,392
Construction in progress	80,955	71,890
	1,866,366	1,830,959
Less accumulated depreciation	(924,263)	(890,244)
Property, plant, and equipment, net	$942,103	$940,715

Woodward had depreciation expense as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2025	2024	2025	2024
Depreciation expense	$21,482	$20,661	$63,238	$61,494

Note 13. Goodwill

	September 30, 2024	Reduction from Divestiture	Effects of Foreign Currency Translation	June 30, 2025
Aerospace	$455,423	$—	$—	$455,423
Industrial	351,220	(5,772)	12,908	358,356
Consolidated	$806,643	$(5,772)	$12,908	$813,779

On March 3, 2025, the agreement to sell the Industrial heavy-duty gas turbine combustion parts product line located in Greenville, South Carolina was finalized (see Note 10 Acquisitions and Divestitures), which resulted in the removal of $5,772 of goodwill in the Company's Industrial segment.

Note 14. Intangible assets, net

	June 30, 2025			September 30, 2024
	Gross Carrying Value	Accumulated Amortization	Net Carrying Amount	Gross Carrying Value	Accumulated Amortization	Net Carrying Amount
Intangible assets with finite lives:
Customer relationships and contracts:
Aerospace	$281,683	$(249,870)	$31,813	$281,683	$(246,152)	$35,531
Industrial	401,404	(120,662)	280,742	399,030	(114,391)	284,639
Total	$683,087	$(370,532)	$312,555	$680,713	$(360,543)	$320,170
Intellectual property:
Aerospace	$—	$—	$—	$—	$—	$—
Industrial	3,139	(3,139)	—	3,139	(3,139)	—
Total	$3,139	$(3,139)	$—	$3,139	$(3,139)	$—
Process technology:
Aerospace	$44,570	$(40,816)	$3,754	$44,570	$(40,346)	$4,224
Industrial	87,549	(36,728)	50,821	87,257	(35,983)	51,274
Total	$132,119	$(77,544)	$54,575	$131,827	$(76,329)	$55,498
Other intangibles:
Aerospace	$—	$—	$—	$—	$—	$—
Industrial	594	(594)	—	592	(592)	—
Total	$594	$(594)	$—	$592	$(592)	$—
Intangible asset with indefinite life:
Trade name:
Aerospace	$—	$—	$—	$—	$—	$—
Industrial	67,927	—	67,927	64,751	—	64,751
Total	$67,927	$—	$67,927	$64,751	$—	$64,751
Total intangibles:
Aerospace	$326,253	$(290,686)	$35,567	$326,253	$(286,498)	$39,755
Industrial	560,613	(161,123)	399,490	554,769	(154,105)	400,664
Consolidated Total	$886,866	$(451,809)	$435,057	$881,022	$(440,603)	$440,419

Woodward recorded amortization expense associated with intangibles of the following:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2025	2024	2025	2024
Amortization expense	$7,172	$8,131	$20,858	$25,348

Future amortization expense associated with intangibles is expected to be:

Year Ending September 30:
2025 (remaining)	$7,761
2026	27,699
2027	27,638
2028	27,263
2029	26,357
Thereafter	250,412
$367,130

Note 15. Credit facilities, short-term borrowings, and long-term debt

As of June 30, 2025, Woodward’s short-term borrowings and availability under its various short-term credit facilities were as follows:

	Total availability	Outstanding letters of credit and guarantees	Banker acceptance notes issued	Outstanding borrowings	Remaining availability
Revolving credit facility	$1,000,000	$(7,862)	$—	$(353,000)	$639,138
Foreign lines of credit and overdraft facilities	25,600	(140)	(4,107)	—	21,353
Foreign performance guarantee facilities	96	(59)	—	—	37
	$1,025,696	$(8,061)	$(4,107)	$(353,000)	$660,528

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

Under the Second Amended and Restated Revolving Credit Agreement, there were $353,000 in principal amount of borrowings outstanding as of June 30, 2025 at an effective interest rate of 5.43% as compared to $217,000 in principal borrowings outstanding as of September 30, 2024 at an effective interest rate of 5.82%. All of the borrowings outstanding were classified as short-term borrowings based on Woodward's intent and ability to pay this amount in the next twelve months.

Short-term borrowings

Woodward has other foreign lines of credit and foreign overdraft facilities at various financial institutions, which are generally reviewed annually for renewal and are subject to the usual terms and conditions applied by the financial institutions. Pursuant to the terms of the related facility agreements, Woodward’s foreign performance guarantee facilities are limited in use to providing performance guarantees to third parties. There were no borrowings outstanding on Woodward’s foreign lines of credit and foreign overdraft facilities as of June 30, 2025 and September 30, 2024.

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

On May 30, 2025, Woodward paid the entire principal balance of $85,000 on the Series P Notes using proceeds from borrowings under its existing revolving credit facility.

Note 16. Accrued liabilities

	June 30, 2025	September 30, 2024
Salaries and other member benefits	$130,400	$151,921
Product warranties and related liabilities	27,283	18,844
Interest payable	3,654	12,163
Accrued retirement benefits	2,891	2,888
Net current contract liabilities	48,290	56,791
Taxes, other than income	12,953	15,884
Other	35,910	34,151
	$261,381	$292,642

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

Changes in accrued product warranties and related liabilities were as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2025	2024	2025	2024
Beginning of period	$20,946	$19,800	$18,844	$18,162
Additions, net of recoveries	9,091	3,808	18,437	13,767
Reductions for settlement	(3,048)	(2,333)	(10,092)	(10,739)
Foreign currency exchange rate changes	294	(54)	94	31
End of period	$27,283	$21,221	$27,283	$21,221

Note 17. Other liabilities

	June 30, 2025	September 30, 2024
Net accrued retirement benefits, less amounts recognized within accrued liabilities	$90,821	$83,094
Total unrecognized tax benefits	13,465	10,104
Noncurrent income taxes payable	—	5,894
Deferred economic incentives (1)	6,435	7,062
Noncurrent operating lease liabilities	20,177	22,670
Net noncurrent contract liabilities	431,235	424,609
Cross-currency swap derivative liability	30,892	10,562
Other	8,466	13,385
	$601,491	$577,380
(1)
Woodward receives certain economic incentives from various state and local authorities related to capital expansion projects. Such amounts are initially recorded as deferred credits and are being recognized as a reduction to pre-tax expense over the economic lives of the related capital expansion projects.

Note 18. Other (income) expense, net

	Three Months Ended June 30,		Nine Months Ended June 30,
	2025	2024	2025	2024
Equity interest in the earnings of the JV	$(11,221)	$(10,788)	$(32,763)	$(29,644)
Rent income	(89)	(88)	(261)	(258)
Net loss (gain) on sales of assets and businesses	579	307	(19,470)	(565)
Net gain on investments in deferred compensation program	(3,243)	(511)	(2,110)	(4,905)
Gain on non-recurring matter related to a previous acquisition	—	—	—	(4,803)
Other components of net periodic pension and other postretirement benefit, excluding service cost and interest expense	(3,365)	(2,939)	(10,004)	(8,805)
Other	(525)	(419)	(1,147)	(481)
	$(17,864)	$(14,438)	$(65,755)	$(49,461)

Note 19. Income taxes

The determination of the estimated annual effective tax rate is based upon a number of significant estimates and judgments. In addition, as a global commercial enterprise, Woodward’s tax expense can be impacted by changes in tax rates, tax laws, the finalization of tax audits and reviews, changes in the estimate of the amount of undistributed foreign earnings that Woodward considers indefinitely reinvested, issuance of future guidance, interpretation, and rule-making, and other factors that cannot be predicted with certainty. As such, there can be significant volatility in interim tax provisions.

The following table sets forth the tax expense and the effective tax rate for Woodward’s earnings before income taxes:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2025	2024	2025	2024
Earnings before income taxes	$126,836	$122,096	$361,653	$352,440
Income tax expense	18,388	20,021	57,165	62,765
Effective tax rate	14.5%	16.4%	15.8%	17.8%

The decrease in the effective tax rate for the three months ended June 30, 2025 compared to the three months ended June 30, 2024 were primarily attributable to a decrease to the projected future withholding taxes on unremitted foreign earnings, increased earnings in lower taxed foreign jurisdictions, an increase to the Poland research and development credit in the current fiscal year, and higher state income tax credits. This decrease was partially offset by a lower U.S. research and development credit and an increased apportionment to higher taxed states.

The decrease in the effective tax rate for first nine months of fiscal year 2025 as compared to the same period of the prior fiscal year was primarily attributable to a larger stock-based compensation tax benefit, a decrease to projected future withholding taxes on unremitted foreign earnings, an increase to the Poland research and development credit in the current fiscal year, and higher state income tax credits. This decrease was partially offset by a lower U.S. research and development credit and an increased apportionment to higher taxed states.

Gross unrecognized tax benefits were $18,459 as of June 30, 2025, and $14,273 as of September 30, 2024. At June 30, 2025, the amount of the liability for unrecognized tax benefits that, if recognized, would impact Woodward’s effective tax rate was $9,782. At this time, Woodward believes it is reasonably possible that the liability for unrecognized tax benefits will decrease by as much as $1,909 in the next twelve months due to the completion of review by tax authorities, lapses of statutes, and the settlement of tax positions. Woodward’s tax expense includes accruals for potential interest and penalties related to unrecognized tax benefits and all other interest and penalties related to tax payments.

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

Woodward's U.S. employees receive an annual contribution of Woodward stock, equal to 5% of their eligible prior year wages, to their personal Woodward Retirement Saving Plan accounts. Woodward fulfilled its annual Woodward stock contribution obligation using shares held in treasury stock by issuing a total of 126 shares of common stock for a value of $24,058 in the nine months ended June 30, 2025, compared to a total of 180 shares of common stock for a value of $22,937 in the nine months ended June 30, 2024.

The amount of expense associated with defined contribution plans were as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2025	2024	2025	2024
Company costs	$14,032	$14,020	$40,002	$38,097

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

The components of the net periodic retirement pension costs recognized were as follows:

	Three Months Ended June 30,
	United States		Other Countries		Total
	2025	2024	2025	2024	2025	2024
Service cost	$229	$193	$367	$307	$596	$500
Interest cost	1,719	1,899	765	799	2,484	2,698
Expected return on plan assets	(2,748)	(2,271)	(639)	(596)	(3,387)	(2,867)
Amortization of:
Net actuarial loss (gain)	43	57	(106)	(168)	(63)	(111)
Prior service cost	191	174	6	6	197	180
Net periodic retirement pension (benefit) cost	$(566)	$52	$393	$348	$(173)	$400
Contributions paid	$—	$—	$281	$315	$281	$315

	Nine Months Ended June 30,
	United States		Other Countries		Total
	2025	2024	2025	2024	2025	2024
Service cost	$688	$581	$1,058	$928	$1,746	$1,509
Interest cost	5,156	5,698	2,210	2,395	7,366	8,093
Expected return on plan assets	(8,244)	(6,813)	(1,857)	(1,790)	(10,101)	(8,603)
Amortization of:
Net actuarial loss (gain)	128	170	(304)	(507)	(176)	(337)
Prior service cost	572	523	17	17	589	540
Net periodic retirement pension (benefit) cost	$(1,700)	$159	$1,124	$1,043	$(576)	$1,202
Contributions paid	$—	$—	$1,155	$1,654	$1,155	$1,654

The components of net periodic retirement pension costs other than the service cost and interest cost components are included in the line item “Other (income) expense, net”, and the interest component is included in the line item “Interest expense” in the Condensed Consolidated Statements of Earnings.

The components of the net periodic other postretirement benefit costs recognized were as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2025	2024	2025	2024
Interest cost	$179	$226	$538	$677
Amortization of:
Net actuarial gain	(110)	(139)	(331)	(417)
Net periodic other postretirement cost	$69	$87	$207	$260
Contributions paid	$398	$409	$1,192	$1,234

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

Retirement pension benefits:
United States	$—
United Kingdom	75
Japan	—
Germany	374
Other postretirement benefits	1,327

Note 21. Stockholders’ equity

Common stock and treasury stock

Activity in common stock and treasury stock shares were as follows:

	Common Stock	Treasury Stock	Treasury stock held for deferred compensation
Balances as of April 1, 2024	72,960	(12,185)	(53)
Purchase of treasury stock	—	(1,692)	—
Sales of treasury stock	—	606	—
Common shares issued for benefit plans	—	21	—
Distribution of stock from deferred compensation	—	—	1
Balances as of June 30, 2024	72,960	(13,250)	(52)

Balances as of April 1, 2025	72,960	(13,380)	(30)
Purchase of treasury stock	—	(231)	—
Sales of treasury stock	—	626	—
Common shares issued for benefit plans	—	—	—
Distribution of stock from deferred compensation	—	—	1
Balances as of June 30, 2025	72,960	(12,985)	(29)

	Common Stock	Treasury Stock	Treasury stock held for deferred compensation
Balances as of September 30, 2023	72,960	(13,070)	(55)
Purchase of treasury stock	—	(1,692)	—
Sales of treasury stock	—	1,332	—
Common shares issued for benefit plans	—	180	—
Purchases of stock by deferred compensation	—	—	(1)
Distribution of stock from deferred compensation	—	—	4
Balances as of June 30, 2024	72,960	(13,250)	(52)

Balances as of September 30, 2024	72,960	(13,787)	(45)
Purchase of treasury stock	—	(680)	—
Sales of treasury stock	—	1,351	—
Common shares issued for benefit plans	—	131	—
Purchases of stock by deferred compensation	—	—	(1)
Distribution of stock from deferred compensation	—	—	17
Balances as of June 30, 2025	72,960	(12,985)	(29)

Stock repurchase program

In January 2024, the Woodward, Inc. Board of Directors (the "Board") authorized a program for the repurchase of up to $600,000 of Woodward’s outstanding shares of common stock on the open market or in privately negotiated transactions over a three-year period ending in January 2027 (the “2024 Authorization”). During the nine months ended June 30, 2025 Woodward repurchased 680 shares of its common stock for $124,276 under the 2024 Authorization all held for reissuance. During the nine months ended June 30, 2024, Woodward repurchased 1,692 shares of its common stock for $304,811 under the 2024 Authorization, all held for reissuance.

Stock-based compensation

Provisions governing non-qualified stock option awards ("stock options" or "options"), restricted stock units ("RSUs"), and performance restricted stock units ("PSUs") are included in the 2017 Omnibus Incentive Plan, as amended from time to time (the “2017 Plan”) and, with respect to outstanding stock options awarded in or prior to fiscal year 2016, the 2006 Omnibus Incentive Plan (the “2006 Plan”).

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

The following is a summary of the activity for stock option awards:

	Three Months Ended June 30, 2025		Nine Months Ended June 30, 2025
	Number of options	Weighted-Average Exercise Price per Share	Number of options	Weighted-Average Exercise Price per Share
Beginning balance	2,956	$89.20	3,578	$86.03
Granted	—	—	41	191.45
Exercised	(598)	82.93	(1,257)	80.46
Forfeited	(2)	92.88	(6)	102.20
Ending balance	2,356	$90.78	2,356	$90.78

Changes in non-vested stock options were as follows:

	Three Months Ended June 30, 2025		Nine Months Ended June 30, 2025
	Number of options	Weighted-Average Grant Date Fair Value per Share	Number of options	Weighted-Average Grant Date Fair Value Per Share
Beginning balance	501	$43.35	898	$37.30
Granted	—	—	41	83.65
Vested	(19)	39.51	(453)	34.82
Forfeited	(2)	35.64	(6)	40.88
Ending balance	480	$43.53	480	$43.53

Information about stock options that have vested, or are expected to vest, and are exercisable at June 30, 2025 were as follows:

	Number of options	Weighted-Average Exercise Price	Weighted-Average Remaining Life in Years	Aggregate Intrinsic Value
Options outstanding	2,356	$90.78	5.2	$363,525
Options vested and exercisable	1,876	86.27	4.6	297,983
Options vested and expected to vest	2,342	90.53	5.2	361,901

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

A summary of the activity for RSUs:

	Three Months Ended June 30, 2025		Nine Months Ended June 30, 2025
	Number of units	Weighted-Average Grant Date Fair Value	Number of units	Weighted-Average Grant Date Fair Value
Beginning balance	350	$140.11	318	$118.19
Granted	4	201.47	117	191.45
Released	(43)	100.50	(120)	116.41
Forfeited	(4)	162.28	(8)	145.26
Ending balance	307	$146.22	307	$146.22

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

The fair value of the PSUs at the grant date was determined based upon a Monte Carlo valuation method. The assumptions used in the Monte Carlo method to value the PSUs granted, which includes the grant date fair value outcome from the Monte Carlo method, were as follows:

	June 30, 2025	June 30, 2024
Expected volatility	30.9%	30.2%
Risk free interest rate	4.1%	4.5%
Expected life	3 years	3 years
Grant date fair value	$196.63	$146.47

The PSUs granted receive dividend equivalent units; therefore, no discount was applied for Woodward’s dividends.

A summary of the activity for PSUs:

	Three Months Ended June 30, 2025		Nine Months Ended June 30, 2025
	Number of units	Weighted-Average Grant Date Fair Value	Number of units	Weighted-Average Grant Date Fair Value
Beginning balance	105	$167.25	62	$146.47
Granted	—	—	44	196.63
Forfeited	(1)	174.04	(2)	172.64
Ending balance	104	$167.20	104	$167.20

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

At June 30, 2025, there was approximately $34,173 of total unrecognized compensation expense related to non-vested stock-based compensation arrangements, including stock options, RSUs, and PSUs. The pre-vesting forfeiture rates for purposes of determining stock-based compensation expense recognized were estimated to be 0% for members of the Board and 7.4% for all others. The remaining unrecognized compensation cost is expected to be recognized over a weighted-average period of approximately 2 years.

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

A summary of consolidated net sales and earnings by segment follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2025	2024	2025	2024
Segment external net sales:
Aerospace	$595,990	$517,560	$1,651,601	$1,475,828
Industrial	319,456	330,128	920,199	993,933
Total consolidated net sales	$915,446	$847,688	$2,571,800	$2,469,761
Segment earnings:
Aerospace	$125,740	$101,842	$345,081	$279,295
Industrial	47,622	59,717	133,786	191,842
Nonsegment expenses	(36,130)	(29,675)	(84,986)	(88,709)
Interest expense, net	(10,396)	(9,788)	(32,228)	(29,988)
Consolidated earnings before income taxes	$126,836	$122,096	$361,653	$352,440

Segment assets consist of accounts receivable, inventories, property, plant, and equipment, net, goodwill, and other intangibles, net. A summary of consolidated total assets by segment follows:

	June 30, 2025	September 30, 2024
Segment assets:
Aerospace	$2,043,800	$1,936,507
Industrial	1,515,674	1,509,495
Unallocated corporate property, plant, and equipment, net	118,247	120,946
Other unallocated assets	1,034,129	801,967
Consolidated total assets	$4,711,850	$4,368,915

Note 24. Subsequent events

On July 23, 2025, the Board declared a cash dividend of $0.28 per share for the quarter, payable on September 4, 2025, for stockholders of record as of August 21, 2025.

On July 21, 2025, Woodward closed on the Safran Acquisition, see Note 10, Acquisitions and Divestitures for additional information on the acquisition.

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

OVERVIEW

Global Business Conditions

As global trade dynamics continue to evolve, the impact of increased trade tensions and related tariffs with U.S. trading partners remains a key factor in shaping global economic activity, supply chains, and market stability. Future tariff adjustments may emerge as countries negotiate trade agreements, respond to geopolitical shifts, and address the challenges of inflation and global competition. We expect increased cost pressure resulting from the already announced tariffs and there are uncertainties surrounding future tariff policy changes and enforcement. However, the Company’s production and supply bases are largely in the same regions where our products are sold, which we believe will mitigate our exposure. Woodward is closely tracking costs from our supply base and customer forecasts regarding the potential impact of currently announced tariff levels, changes to such levels, and actual and potential retaliatory trade actions. We have experienced and are expecting, minimal levels of cost pressure as a result of recently implemented tariffs. We are proactively working to mitigate this cost pressure, potential sales risks, and potential supply chain disruptions.

On July 4, 2025 “One Big Beautiful Bill Act” was signed into law. This new law made changes to various U.S. federal income tax items that have effective dates in fiscal years 2025, 2026, and 2027. Woodward is still assessing the impacts of this Act on our consolidated financial statements.

Operational Highlights

Quarter and Year to Date Highlights

	Three Months Ended June 30,		Nine Months Ended June 30,
	2025	2024	2025	2024
Net sales:
Aerospace segment	$595,990	$517,560	$1,651,601	$1,475,828
Industrial segment	319,456	330,128	920,199	993,933
Consolidated net sales	$915,446	$847,688	$2,571,800	$2,469,761

Earnings:
Aerospace segment	$125,740	$101,842	$345,081	$279,295
Segment earnings as a percent of segment net sales	21.1%	19.7%	20.9%	18.9%
Industrial segment	$47,622	$59,717	$133,786	$191,842
Segment earnings as a percent of segment net sales	14.9%	18.1%	14.5%	19.3%
Consolidated net earnings	$108,448	$102,075	$304,488	$289,675
Adjusted net earnings	$108,448	$102,075	$294,404	$292,711

Effective tax rate	14.5%	16.4%	15.8%	17.8%
Adjusted effective tax rate	14.5%	16.4%	15.5%	17.8%
Consolidated diluted earnings per share	$1.76	$1.63	$4.96	$4.65
Consolidated adjusted diluted earnings per share	$1.76	$1.63	$4.80	$4.70

Earnings before interest and taxes ("EBIT")	$137,232	$131,884	$393,881	$382,428
Adjusted EBIT	$137,232	$131,884	$380,667	$386,193
Earnings before interest, taxes, depreciation, and amortization ("EBITDA")	$165,886	$160,676	$477,977	$469,270
Adjusted EBITDA	$165,886	$160,676	$464,763	$473,035

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

Liquidity Highlights

Net cash provided by operating activities for the first nine months of fiscal year 2025 was $237,976, compared to $297,329 for the first nine months of fiscal year 2024. The decrease in cash provided by operating activities for the first nine months of fiscal year 2025 as compared to the same period of the prior fiscal year was primarily attributable to an increase in working capital.

For the first nine months of fiscal year 2025, free cash flow was $159,439, compared to $225,136 for the first nine months of fiscal year 2024. We define free cash flow as net cash flow provided by operating activities less payments for property, plant, and equipment. The decrease in free cash flow for the first nine months of fiscal year 2025 as compared to the same period of the prior fiscal year was primarily attributable to an increase in working capital and higher capital expenditures. Free cash flow is a non-U.S. GAAP financial measure. A description of this measure as well as a reconciliation of this non-U.S. GAAP financial measure to the most directly comparable U.S. GAAP financial measure can be found under the caption “Non-U.S. GAAP Financial Measures” in this Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations.

At June 30, 2025, we held $473,159 in cash and cash equivalents and had total outstanding debt of $932,871. We have additional borrowing availability of $639,138, net of outstanding letters of credit, under our revolving credit agreement. At June 30, 2025, we also had additional borrowing capacity of $21,353 under various foreign lines of credit and foreign overdraft facilities.

RESULTS OF OPERATIONS

The following table sets forth condensed consolidated statements of earnings data as a percentage of net sales for each period indicated:

	Three Months Ended				Nine Months Ended
	June 30, 2025	% of Net Sales	June 30, 2024	% of Net Sales	June 30, 2025	% of Net Sales	June 30, 2024	% of Net Sales
Net sales	$915,446	100%	$847,688	100%	$2,571,800	100%	$2,469,761	100%
Costs and expenses:
Cost of goods sold	666,287	72.8%	617,702	72.9%	1,892,908	73.6%	1,801,037	72.9%
Selling, general, and administrative expenses	88,703	9.7%	73,812	8.7%	242,241	9.4%	229,770	9.3%
Research and development costs	41,088	4.5%	38,728	4.6%	108,525	4.2%	105,987	4.3%
Interest expense	11,234	1.2%	11,516	1.4%	35,464	1.4%	34,482	1.4%
Interest income	(838)	(0.1)%	(1,728)	(0.2)%	(3,236)	(0.1)%	(4,494)	(0.2)%
Other (income) expense, net	(17,864)	(2.0)%	(14,438)	(1.7)%	(65,755)	(2.6)%	(49,461)	(2.0)%
Total costs and expenses	788,610	86.1%	725,592	85.6%	2,210,147	85.9%	2,117,321	85.7%
Earnings before income taxes	126,836	13.9%	122,096	14.4%	361,653	14.1%	352,440	14.3%
Income tax expense	18,388	2.0%	20,021	2.4%	57,165	2.2%	62,765	2.5%
Net earnings	$108,448	11.8%	$102,075	12.0%	$304,488	11.8%	$289,675	11.7%

Other select financial data:

	June 30, 2025	September 30, 2024
Net working capital	$1,050,959	$820,101
Total debt	932,871	872,470
Total stockholders' equity	2,468,566	2,176,416

Net Sales

Consolidated net sales for the third quarter of fiscal year 2025 increased by $67,758, or 8.0%, compared to the same period of fiscal year 2024. Consolidated net sales for the first nine months of fiscal year 2025 increased by $102,039, or 4.1%, compared to the same period of fiscal year 2024.

Details of the changes in consolidated net sales were as follows:

	Three-Month Period	Nine-Month Period
Consolidated net sales for the period ended June 30, 2024	$847,688	$2,469,761
Aerospace volume	32,955	47,836
Industrial volume	(36,819)	(118,441)
Effects of changes in price	62,308	171,243
Effects of changes in foreign currency rates	9,314	1,401
Consolidated net sales for the period ended June 30, 2025	$915,446	$2,571,800

The increase in Aerospace segment net sales in the third quarter and first nine months of fiscal year 2025 as compared to the same periods of the prior fiscal year was primarily attributable to price realization and increased volume supported by operational improvements including increased output and other efficiency gains.

In the Industrial segment, the decrease in net sales for the third quarter and first nine months of fiscal year 2025 as compared to the same periods of the prior fiscal year was primarily a result of lower China on-highway volume, partially offset by price realization.

We have experienced, and expect to continue to experience, significant sales and earnings decreases in our China on-highway natural gas truck business in fiscal year 2025 as compared to fiscal year 2024. Future demand remains uncertain due to the volatility of this business. We also continue to monitor the evolving trade policy between the U.S. and China.

Costs and Expenses

Cost of goods sold increased by $48,585 to $666,287 for the third quarter of fiscal year 2025, from $617,702, for the third quarter of fiscal year 2024. Cost of goods sold decreased to 72.8% of net sales, for the third quarter of fiscal year 2025, compared to 72.9% of net sales for the third quarter of fiscal year 2024.

Cost of goods sold increased by $91,871 to $1,892,908, for the first nine months of fiscal year 2025, from $1,801,037, for the first nine months of fiscal 2024. Cost of goods sold increased to 73.6% of net sales, for the first nine months of fiscal year 2025, compared to 72.9% of net sales for the first nine months of fiscal year 2024.

The increase in cost of goods sold on an absolute basis in the third quarter and first nine months of fiscal year 2025 compared to the same periods of the prior fiscal year is primarily due to higher sales and net inflationary impacts on material and labor costs.

Gross margin (as measured by net sales less cost of goods sold, divided by net sales) was 27.2% for the third quarter of fiscal year 2025, compared to 27.1% for the third quarter of fiscal year 2024, or essentially flat. Gross margin was 26.4% for the first nine months of fiscal year 2025, compared to 27.1% for the first nine months of fiscal year 2024. The decrease in gross margin for the first nine months of fiscal year 2025 as compared to the same period of the prior fiscal year is primarily attributable to unfavorable mix, partially offset by price realization.

Selling, general, and administrative expenses increased by $14,891, or 20.2%, to $88,703 for the third quarter of fiscal year 2025, compared to $73,812 for the third quarter of fiscal year 2024. Selling, general, and administrative expenses as a percentage of net sales increased to 9.7% for the third quarter of fiscal year 2025, compared to 8.7% for the third quarter of fiscal year 2024. The increase in selling, general, and administrative expenses for the third quarter of fiscal year 2025 as compared to the same period of the prior fiscal year is primarily due to higher project-related costs and payroll expenses.

Selling, general, and administrative expenses increased by $12,471, or 5.4%, to $242,241 for the first nine months of fiscal year 2025, compared to $229,770 for the first nine months of fiscal year 2024. Selling, general, and administrative expenses as a percentage of net sales increased to 9.4% for the first nine months of fiscal year 2025, compared to 9.3% for the first nine months of fiscal year 2024. The increase in selling, general, and administrative expenses for the first nine months of fiscal year 2025 as compared to the same period of the prior fiscal year is primarily due to increased expenses relating to business development activities and higher project-related costs.

Research and development costs were $41,088, or 4.5% of net sales, for the third quarter of fiscal year 2025 and $108,525, or 4.2% of net sales, for the first nine months of fiscal year 2025, as compared to $38,728, or 4.6% of net sales, for the third quarter of fiscal year 2024 and $105,987, or 4.3% of net sales, for the first nine months of fiscal year 2024. Our research and development activities extend across almost all of our customer base, and we anticipate ongoing variability in research and development costs due to the timing of customer business needs on current and future programs.

Interest expense decreased by $282, or 2.4%, to $11,234 for the third quarter of fiscal year 2025, compared to $11,516 for the third quarter of fiscal year 2024. Interest expense as a percentage of net sales was 1.2% for the third quarter of fiscal year 2025, compared to 1.4% for the third quarter of fiscal year 2024. The decrease in interest expense for the third quarter of fiscal year 2025 as compared to the same period of the prior fiscal year is primarily attributable to a lower long-term debt balance as we paid the entire balance of a series of private placement notes.

Interest expense increased by $982, or 2.8%, to $35,464 for the first nine months of fiscal year 2025, compared to $34,482 for the first nine months of fiscal year 2024. Interest expense as a percentage of net sales was 1.4% for both the first nine months of fiscal year 2025 and for the first nine months of fiscal year 2024. The increase in interest expense on an absolute basis for the first nine months of fiscal year 2025 as compared to the same period of the prior fiscal year is primarily attributable to increased average daily borrowings on the revolving credit facility during the first nine months of fiscal year 2025.

Other income increased by $3,426 to $17,864 for the third quarter of fiscal year 2025, compared to $14,438 for the third quarter of fiscal year 2024. The increase in other income for the third quarter of fiscal year 2025 as compared to the same period of the prior fiscal year is primarily attributable to decreased expenses relating to our deferred compensation program.

Other income increased $16,294 to $65,755 for the first nine months of fiscal year 2025, compared to $49,461 for the first nine months of fiscal year 2024. The increase in other income for the first nine months of fiscal year 2025 as compared to the same period of the prior fiscal year is primarily attributable to a one-time gain related to product rationalization activities that was recognized in the current fiscal year that did not occur in the prior fiscal year.

Income taxes were provided at an effective rate on earnings before income taxes of 14.5% for the third quarter of fiscal year 2025, compared to 16.4% for the third quarter of fiscal year 2024. The decrease in the effective tax rate for the three months ended June 30, 2025 compared to the three months ended June 30, 2024 were primarily attributable to a decrease to the projected future withholding taxes on unremitted foreign earnings, increased earnings in lower taxed foreign jurisdictions, an increase to the Poland research and development credit in the current fiscal year, and higher state income tax credits. This decrease was partially offset by a lower U.S. research and development credit and an increased apportionment to higher taxed states.

Income taxes were provided at an effective rate on earnings before income taxes of 15.8% for the first nine months of fiscal year 2025, as compared to 17.8% for the first nine months of fiscal year 2024. The decrease in the effective tax rate for first nine months of fiscal year 2025 as compared to the same period of the prior fiscal year was primarily attributable to a larger stock-based compensation tax benefit, a decrease to projected future withholding taxes on unremitted foreign earnings, an increase to the Poland research and development credit in the current fiscal year, and higher state income tax credits. This decrease was partially offset by a lower U.S. research and development credit and an increased apportionment to higher taxed states.

Segment Results

The following table presents sales by segment:

	Three Months Ended June 30,				Nine Months Ended June 30,
	2025		2024		2025		2024
Net sales:
Aerospace	$595,990	65.1%	$517,560	61.1%	$1,651,601	64.2%	$1,475,828	59.8%
Industrial	319,456	34.9%	330,128	38.9%	920,199	35.8%	993,933	40.2%
Consolidated net sales	$915,446	100%	$847,688	100%	$2,571,800	100%	$2,469,761	100%

The following table presents earnings by segment and reconciles segment earnings to consolidated net earnings:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2025	2024	2025	2024
Aerospace	$125,740	$101,842	$345,081	$279,295
Industrial	47,622	59,717	133,786	191,842
Nonsegment expenses	(36,130)	(29,675)	(84,986)	(88,709)
Interest expense, net	(10,396)	(9,788)	(32,228)	(29,988)
Consolidated earnings before income taxes	126,836	122,096	361,653	352,440
Income tax expense	(18,388)	(20,021)	(57,165)	(62,765)
Consolidated net earnings	$108,448	$102,075	$304,488	$289,675

The following table presents segment earnings as a percent of segment net sales:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2025	2024	2025	2024
Aerospace	21.1%	19.7%	20.9%	18.9%
Industrial	14.9%	18.1%	14.5%	19.3%

Aerospace

Aerospace segment net sales increased by $78,430, or 15.2%, to $595,990 for the third quarter of fiscal year 2025, compared to $517,560 for the third quarter of fiscal year 2024. Aerospace segment net sales increased by $175,773, or 11.9%, to $1,651,601 for the first nine months of fiscal year 2025, compared to $1,475,828 for the first nine months of fiscal year 2024.

The increase in Aerospace segment net sales in the third quarter of fiscal year 2025 and first nine months of fiscal year 2025 as compared to the same periods of the prior fiscal year were primarily attributable to price realization and increased volume supported by operational improvements including increased output and other efficiency gains.

Commercial OEM sales decreased in the third quarter and first nine months of fiscal year 2025 as compared to the same periods of the prior fiscal year, primarily due to supply chain disruptions and inventory management by our customers. As production ramps, we expect Commercial OEM sales to grow sequentially in the last three months of fiscal year 2025 as compared to the third quarter of fiscal year 2025. Commercial aftermarket sales increased in the third quarter and first nine months of fiscal year 2025 as compared to the same periods of the prior fiscal year, primarily due to high aircraft utilization rates.

Defense OEM sales increased in the third quarter and first nine months of fiscal year 2025 as compared to the same periods of the prior fiscal year, primarily driven by increased demand for our smart defense products. Defense aftermarket sales were down in the third quarter and first nine months of fiscal year 2025 as compared to the same periods of the prior fiscal year due to timing of sales.

Aerospace segment earnings increased by $23,898, or 23.5%, to $125,740 for the third quarter of fiscal year 2025, compared to $101,842 for the third quarter of fiscal year 2024. Aerospace segment earnings increased by $65,786, or 23.6%, to $345,081 for the first nine months of fiscal year 2025, compared to $279,295 for the first nine months of fiscal year 2024.

The increase in Aerospace segment earnings was due to the following:

	Three-Month Period	Nine-Month Period
Earnings for the period ended June 30, 2024	$101,842	$279,295
Sales volume and mix	8,261	405
Price, inflation, and productivity	28,227	79,667
Manufacturing expenses	(10,047)	(26,577)
Other, net	(2,543)	12,291
Earnings for the period ended June 30, 2025	$125,740	$345,081

Aerospace segment earnings as a percentage of segment net sales were 21.1% for the third quarter and 20.9% for the first nine months of fiscal year 2025, compared to 19.7% for the third quarter and 18.9% for the first nine months of fiscal year 2024.

Industrial

Industrial segment net sales decreased by $10,672, or 3.2%, to $319,456 for the third quarter of fiscal year 2025, compared to $330,128 for the third quarter of fiscal year 2024. Industrial segment net sales decreased by $73,734, or 7.4%, to $920,199 for the first nine months of fiscal year 2025, compared to $993,933 for the first nine months of fiscal year 2024.

The decrease in Industrial segment net sales in the third quarter and first nine months of fiscal year 2025 as compared to the same periods of the prior fiscal year was primarily attributable to lower China on-highway volume partially offset by price realization, volume increases in oil and gas, as well as operational improvements, including increased output and other efficiency gains

In the third quarter and first nine months of fiscal year 2025 as compared to the same periods of the prior fiscal year, we saw a substantial sales decline in our on-highway natural gas truck business in China. Future demand remains uncertain due to the volatility of this business. We also continue to monitor the evolving trade policy between the U.S. and China.

Industrial segment earnings decreased by $12,095, or 20.3%, to $47,622 for the third quarter of fiscal year 2025, compared to $59,717 for the third quarter of fiscal year 2024. Industrial segment earnings decreased by $58,056, or 30.3%, to $133,786 for the first nine months of fiscal year 2025, compared to $191,842 for the first nine months of fiscal year 2024.

The decrease in Industrial segment earnings was due to the following:

	Three-Month Period	Nine-Month Period
Earnings for the period ended June 30, 2024	$59,717	$191,842
Sales volume and mix	(16,754)	(82,962)
Price, inflation, and productivity	12,813	40,155
Effects of changes in foreign currency rates	1,832	3,451
Other, net	(9,986)	(18,700)
Earnings for the period ended June 30, 2025	$47,622	$133,786

Industrial segment earnings as a percentage of segment net sales were 14.9% for the third quarter and 14.5% for the first nine months of fiscal year 2025, compared to 18.1% for the third quarter and 19.3% for the first nine months of fiscal year 2024. Industrial earnings were significantly impacted by the sales decline in our on-highway natural gas truck business in China and unfavorable mix, partially offset by price realization, volume increases in oil and gas, as well as operational improvements, including increased output and other efficiency gains.

Future demand in our on-highway natural gas truck business in China remains uncertain due to the volatility of this business. We also continue to monitor the evolving trade policy between the U.S. and China.

Nonsegment

Nonsegment expenses increased by $6,455 to $36,130 for the third quarter of fiscal year 2025, compared to $29,675 for the third quarter of fiscal year 2024. Nonsegment expenses decreased by $3,723 to $84,986 for the first nine months of fiscal year 2025 compared to $88,709 for the first nine months of fiscal year 2024.

The significant items that impacted nonsegment expenses in the current fiscal year as compared to the prior fiscal year were as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2025	2024	2025	2024
Nonsegment expenses	$(36,130)	$(29,675)	$(84,986)	$(88,709)
Product rationalization	—	—	(20,524)	—
Business development activities	—	—	7,310	5,902
Non-recurring gain related to a previous acquisition	—	—	—	(4,803)
Certain non-recurring separation costs	—	—	—	2,666
Nonsegment expenses excluding infrequent significant items	$(36,130)	$(29,675)	$(98,200)	$(84,944)

Excluding these items, nonsegment expenses increased $6,455 in the third quarter and increased $13,256 in the first nine months of fiscal year 2025 as compared to the same periods of the prior fiscal year. These increases were primarily attributable to increased headcount and higher project-related costs.

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

At June 30, 2025, we had total outstanding debt of $932,871 consisting of outstanding balances on our revolving credit facility, various series of unsecured notes due between 2025 and 2033, and obligations under our finance leases.

At June 30, 2025, we had $353,000 outstanding on our revolving credit facility, all of which is classified as short-term borrowings based on our intent and ability to repay this amount in the next twelve months. Revolving credit facility and short-term borrowing activity during the nine months ended June 30, 2025 were as follows:

Maximum daily balance during the period	$359,100
Average daily balance during the period	$286,838
Weighted average interest rate on average daily balance	5.4%

At June 30, 2025, we had additional borrowing availability of $639,138 under our revolving credit facility, net of outstanding letters of credit, and additional borrowing availability of $21,353 under various foreign credit facilities.

To our knowledge, we were compliant with all our debt covenants as of June 30, 2025. See Note 15, Credit facilities, short-term borrowings and long-term debt in the Notes to the Consolidated Financial Statements included in Part II, Item 8 in our Annual Report on Form 10-K for fiscal year 2024, for more information about our covenants.

In addition to utilizing our cash resources to fund the working capital needs of our business, we evaluate, and from time to time, use cash for additional strategic uses, including the repurchase of our common stock under our authorized stock repurchase program, payment of dividends, significant capital expenditures, strategic acquisitions, and other potential uses of cash.

Our ability to service our long-term debt, to remain compliant with the various restrictions and covenants contained in our debt agreements, and to fund working capital, capital expenditures and product development efforts will depend on our ability to generate cash from operating activities, which in turn is subject to, among other things, future operating performance as well as general economic, financial, competitive, legislative, regulatory, and other conditions, some of which may be beyond our control.

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

Cash Flows

	Nine Months Ended June 30,
	2025	2024
Net cash provided by operating activities	$237,976	$297,329
Net cash (used in) investing activities	(27,518)	(68,239)
Net cash (used in) financing activities	(26,126)	(58,970)
Effect of exchange rate changes on cash and cash equivalents	6,557	765
Net change in cash and cash equivalents	190,889	170,885
Cash and cash equivalents at beginning of year	282,270	137,447
Cash and cash equivalents at end of period	$473,159	$308,332

Net cash flows provided by operating activities for the first nine months of fiscal year 2025 were $237,976, compared to $297,329 for the same period of fiscal year 2024. The decrease in net cash flows provided by operating activities in the first nine months of fiscal year 2025 as compared to the first nine months of the prior fiscal year was primarily attributable to an increase in working capital.

Net cash flows used in investing activities for the first nine months of fiscal year 2025 were $27,518, compared to $68,239 for the same period of fiscal year 2024. The decrease in net cash flows used in investing activities in the first nine months of fiscal year 2025 as compared to the first nine months of the prior fiscal year was primarily due to proceeds received from certain business divestitures as part of our product rationalization efforts.

Net cash flows used in financing activities for the first nine months of fiscal year 2025 were $26,126, compared to net cash flows used in financing activities of $58,970 for the same period of fiscal year 2024. The decrease in net cash flows used in financing activities for the first nine months of fiscal year 2025 as compared to the first nine months of the prior fiscal year was primarily attributable to decreased repurchases of common stock as well as a decrease in net debt borrowings. During the first nine months of fiscal year 2025, we repurchased $124,276 of our common stock, whereas in the first nine months of fiscal year 2024, we repurchased $304,811. During the first nine months of fiscal year 2025, we had net debt borrowings in the amount of $50,281, compared to net debt borrowings of $199,156 in the first nine months of fiscal year 2024.

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

Earnings based non‐U.S. GAAP financial measures

Adjusted net earnings is defined by the Company as net earnings excluding, as applicable, (i) product rationalization, (ii) a non-recurring gain related to a previous acquisition, (iii) costs related to business development activities, and (iv) certain non-restructuring separation costs. The product rationalization adjustment pertains to the elimination of certain product lines. The Company believes that these excluded items are short‐term in nature, not directly related to the ongoing operations of the business, and therefore, their exclusion illustrates more clearly how the underlying business of Woodward is performing. Management uses adjusted net earnings to evaluate the Company’s performance excluding these infrequent or unusual period expenses that are not necessarily indicative of the Company’s operating performance for the period. Management defines adjusted earnings per share as adjusted net earnings, as defined above, divided by the weighted‐average number of diluted shares of common stock outstanding for the period. Adjusted income tax expense is defined by the Company as income tax expense excluding, as applicable, (i) product rationalization, (ii) a non-recurring gain related to a previous acquisition, (iii) costs related to business development activities, and (iv) certain non-restructuring separation costs. The product rationalization adjustment pertains to the elimination of certain product lines.

Management uses adjusted net earnings, adjusted earnings per share, adjusted effective tax rate, and adjusted income tax expense when comparing operating performance to other periods.

There were no adjustments to net earnings, earnings per share, adjusted effective tax rate, and adjusted income tax expense in the three months ended June 30, 2025 or the three months ended June 30, 2024.

The reconciliation of net earnings and earnings per share to adjusted net earnings and adjusted earnings per share, respectively, is shown in the tables below:

	Nine Months Ended June 30,
	2025		2024
	Net Earnings	Earnings Per Share	Net Earnings	Earnings Per Share
Earnings per share (U.S. GAAP)	$304,488	$4.96	$289,675	$4.65
Non-U.S. GAAP adjustments, net of tax:
Product rationalization[1]	(20,524)	(0.33)	—	—
Non-recurring gain related to a previous acquisition[1]	—	—	(4,803)	(0.08)
Business development activities[2]	7,310	0.12	5,902	0.09
Certain non-restructuring separation costs[2]	—	—	2,666	0.05
Tax effect of Non-U.S. GAAP net earnings adjustments	3,130	0.05	(729)	(0.01)
Total non-U.S. GAAP adjustments	(10,084)	(0.16)	3,036	0.05
Adjusted earnings per share (Non-U.S. GAAP)	$294,404	$4.80	$292,711	$4.70
(1)
Presented in the line item "Other (income) expense, net" in Woodward's Condensed Consolidated Statement of Earnings.
(2)
Presented in the line item "Selling, general and administrative expenses" in Woodward's Condensed Consolidated Statement of Earnings.

The reconciliation of income tax expense to adjusted income tax expense and the adjusted effective tax rate, is shown in the tables below:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2025	2024	2025	2024
Income tax expense (U.S. GAAP)	$18,388	$20,021	$57,165	$62,765
Tax effect of Non-U.S. GAAP net income adjustments	—	—	(3,130)	729
Adjusted income tax expense (Non-U.S. GAAP)	$18,388	$20,021	$54,035	$63,494
Adjusted effective tax rate (Non-U.S. GAAP)	14.5%	16.4%	15.5%	17.8%

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

Adjusted EBIT and adjusted EBITDA represent further non-U.S. GAAP adjustments to EBIT and EBITDA, in each case adjusted to exclude, as applicable, (i) product rationalization, (ii) a non-recurring gain related to a previous acquisition, (iii) costs related to business development activities, and (iv) certain non-restructuring separation costs. The product rationalization adjustment pertains to the elimination of certain product lines. As these charges are infrequent or unusual items that can be variable from period to period and do not fluctuate with operating results, management believes removing these gains and costs from EBIT and EBITDA improves comparability of past, present, and future operating results and provides consistency when comparing EBIT and EBITDA between periods.

EBIT and adjusted EBIT reconciled to net earnings were as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2025	2024	2025	2024
Net earnings (U.S. GAAP)	$108,448	$102,075	$304,488	$289,675
Income tax expense	18,388	20,021	57,165	62,765
Interest expense	11,234	11,516	35,464	34,482
Interest income	(838)	(1,728)	(3,236)	(4,494)
EBIT (Non-U.S. GAAP)	137,232	131,884	393,881	382,428
Non-U.S. GAAP adjustments:
Product rationalization[1]	—	—	(20,524)	—
Non-recurring gain related to a previous acquisition[1]	—	—	—	(4,803)
Business development activities[2]	—	—	7,310	5,902
Certain non-recurring separation costs[2]	—	—	—	2,666
Total non-U.S. GAAP adjustments	—	—	(13,214)	3,765
Adjusted EBIT (Non-U.S. GAAP)	$137,232	$131,884	$380,667	$386,193
(1)
Presented in the line item "Other (income) expense, net" in Woodward's Condensed Consolidated Statement of Earnings.
(2)
Presented in the line item "Selling, general and administrative expenses" in Woodward's Condensed Consolidated Statement of Earnings.

EBITDA and adjusted EBITDA reconciled to net earnings were as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2025	2024	2025	2024
Net earnings (U.S. GAAP)	$108,448	$102,075	$304,488	$289,675
Income tax expense	18,388	20,021	57,165	62,765
Interest expense	11,234	11,516	35,464	34,482
Interest income	(838)	(1,728)	(3,236)	(4,494)
Amortization of intangible assets	7,172	8,131	20,858	25,348
Depreciation expense	21,482	20,661	63,238	61,494
EBITDA (Non-U.S. GAAP)	165,886	160,676	477,977	469,270
Non-U.S. GAAP adjustments:
Product rationalization[1]	—	—	(20,524)	—
Non-recurring gain related to a previous acquisition[1]	—	—	—	(4,803)
Business development activities[2]	—	—	7,310	5,902
Certain non-recurring separation costs[2]	—	—	—	2,666
Total non-U.S. GAAP adjustments	—	—	(13,214)	3,765
Adjusted EBITDA (Non-U.S. GAAP)	$165,886	$160,676	$464,763	$473,035
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

Free cash flow reconciled to net cash provided by operating activities were as follows:

	Nine Months Ended June 30,
	2025	2024
Net cash provided by operating activities (U.S. GAAP)	$237,976	$297,329
Payments for property, plant and equipment	(78,537)	(72,193)
Free cash flow (Non-U.S. GAAP)	$159,439	$225,136

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

To understand the impact of recently issued standards, whether adopted or to be adopted, please review the information provided in Note 2, New accounting standards in the Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q. Unless otherwise discussed, we believe that the impact of recently issued standards, whether adopted or to be adopted in the future, is not expected to have a material impact on our Condensed Consolidated Financial Statements upon adoption.

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

Chip P. Blankenship, Jr. and William F. Lacey evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15 under the Act, as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on their evaluations, they concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2025.

There have not been any changes in our internal controls over financial reporting during the quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities (In thousands, except for shares and per share amounts)	Total Number of Shares Purchased	Weighted Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares that may yet be Purchased under the Plans or Programs at Period End (1)
April 1, 2025 through April 30, 2025 (2)	108,208	$173.95	108,071	$110,892
May 1, 2025 through May 31, 2025 (2)	61,438	192.90	61,400	99,049
June 1, 2025 through June 30, 2025 (2)	61,400	230.35	61,400	84,905

(1)
In January 2024, the Board authorized a program for the repurchase of up to $600,000 of Woodward’s outstanding shares of common stock on the open market or in privately negotiated transactions over a three-year period ending in January 2027.
(2)
Under a trust established for the purposes of administering the Woodward Executive Benefit Plan, 137 shares of common stock were acquired in April 2025 on the open market related to the deferral of compensation by certain eligible members of Woodward’s management who irrevocably elected to invest some or all of their deferred compensation in Woodward common stock. In addition, 38 shares of common stock were acquired in May 2025 on the open market related to the reinvestment of dividends for shares of treasury stock held for deferred compensation. Shares owned by the trust, which is a separate legal entity, are included in "Treasury stock held for deferred compensation" in the Condensed Consolidated Balance Sheets.

Item 5. Other Information

During the three months ended June 30, 2025, no directors or officers, as defined in Rule 16a-1(f), adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” each as defined in Regulation S-K Item 408.

Item 6. Exhibits

Exhibits filed as part of this Report are listed in the Exhibit Index.

WOODWARD, INC.

EXHIBIT INDEX

	Exhibit Number	Description
*	31.1	Rule 13a-14(a)/15d-14(a) certification of Charles P. Blankenship, Jr.
*	31.2	Rule 13a-14(a)/15d-14(a) certification of William F. Lacey
*	32.1	Section 1350 certifications
*	101

The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Earnings, (iii) Condensed Consolidated Statements of Comprehensive Earnings, (iv) Condensed Consolidated Statements of Cash Flows, (v) Condensed Consolidated Statements of Stockholders’ Equity, and (vi) Notes to Condensed Consolidated Financial Statements.

*	104	Cover page Interactive Data File (embedded within the Inline XBRL document and are contained in Exhibit 101)

* Filed as an exhibit to this Report

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WOODWARD, INC.
Date: August 1, 2025	/s/ Charles P. Blankenship, Jr.
Charles P. Blankenship, Jr.
Chairman of the Board and Chief Executive Officer (on behalf of the registrant and as the registrant’s Principal Executive Officer)

Date: August 1, 2025	/s/ William F. Lacey
William F. Lacey
Chief Financial Officer (on behalf of the registrant and as the registrant’s Principal Financial and Accounting Officer)