Form 10-K
period 2025-09-30
Woodward, Inc.
filed 2025-11-25
CIK 108312

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2025

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission file number 001-39265
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

Aggregate market value of registrant’s common stock held by non-affiliates of the registrant, based upon the closing price of a share of the registrant’s common stock on March 31, 2025 as reported on The NASDAQ Global Select Market on that date: $7.09 billion. For purposes of this calculation, shares of common stock held by (i) persons holding more than 5% of the outstanding shares of stock, (ii) officers and directors of the registrant, and (iii) the Woodward Governor Company Profit Sharing Trust, Woodward Governor Company Deferred Shares Trust, or the Woodward Charitable Trust, as of March 31, 2025, are excluded in that such persons may be deemed to be affiliates. This determination is not necessarily conclusive of affiliate status.

As of November 24, 2025, 59,868,975 shares of the registrant’s common stock with a par value of $0.001455 per share were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of our proxy statement for the Annual Meeting of Stockholders to be held virtually on January 28, 2026, are incorporated by reference into Part III of this Annual Report on Form 10-K, to the extent indicated.

Forward-Looking Statements

This Annual Report on Form 10-K (this "Form 10-K"), including “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements regarding future events and our future results within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact are statements that are deemed forward-looking statements. These statements are based on current expectations, estimates, forecasts, and projections about the industries in which we operate and the beliefs and assumptions of management. Words such as “anticipate,” “believe,” “estimate,” “seek,” “goal,” “expect,” “forecast,” “intend,” “continue,” “outlook,” “plan,” “project,” “target,” “strive,” “can,” “could,” “may,” “should,” “will,” “would,” variations of such words, and similar expressions are intended to identify such forward-looking statements. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, and other characteristics of future events or circumstances are forward-looking statements. Forward-looking statements may include, among others, statements relating to:

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
impact of restructuring activities;
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
•
our tax rate and other effects of the changes in U.S. federal tax law and other tax law;
•
availability of raw materials and components used in our products;
•
expectations relating to environmental and emissions regulations;
•
effects of data privacy, data protection, and cybersecurity regulations;
•
our ability to develop competitive technologies or products and to compete effectively in our markets;
•
our consolidated customer base and ability to enhance customer experience;
•
our ability to manage risks related to U.S. Government contracting, including defense activity and spending patterns;
•
our ability to attract, retain, and develop qualified personnel;
•
our continued access to a stable workforce and our ability to maintain favorable labor relations;
•
our ability to structure our operations in light of evolving market conditions;
•
our ability to mitigate the ongoing impacts of inflation and tariffs;
•
the impact of legal proceedings, investigations, claims and other regulatory proceedings;
•
the impact of future prices for fossil fuels and commodity prices for oil, natural gas, and other minerals;
•
the impact of our ability to protect our intellectual property and technological know-how on our business, financial condition, results of operations, and cash flows; and
•
the impact of any potential physical or cybersecurity attacks and other information technology system or network interruptions or intrusions on our operations, business, including our financial condition, operating results, and reputation.

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

Item 1. Business

General

We are an independent designer, manufacturer, and services provider of control solutions for the aerospace and industrial markets. Our innovative fluid energy, combustion control, electrical energy, and motion control systems help customers offer cleaner, more reliable, and more efficient equipment. Our customers include leading original equipment manufacturers and end users of their products. We have production and assembly facilities primarily in the United States, Europe, and Asia, and promote our products and services through our worldwide locations.

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

We also provide repair, maintenance, replacement, and other services support for our installed products. We have traditionally referred to this part of our business as “aftermarket”; however, to better reflect the nature and scope of these offerings, we will now refer to it as “services”.

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

Within the aerospace market, we provide systems, components, and solutions for both commercial and defense applications. Our aerospace systems and components optimize the performance of fixed wing and rotorcraft platforms in commercial, business and military aircraft, missiles, weapons and space, ground vehicles, and other equipment. Our key focus areas within this market are propulsion and combustion control solutions for turbine powered aircraft and fluid and motion control solutions for critical aerospace and defense applications.

Within the industrial market, our key focus areas are applications and control solutions for machines that produce electricity utilizing conventional or alternative energy sources and fluid, motion, and combustion control solutions for complex oil and gas, industrial, power generation, and transportation applications.

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

Revenues from the Aerospace segment are generated by sales to OEMs, tier-one suppliers, prime contractors, and through services sales of components, such as provisioning spares or replacements. We provide services, including maintenance, repair, and overhaul ("MRO"), as well as other services to commercial airlines, repair facilities, military depots, third-party repair shops, and other end users.

Industrial

Our Industrial segment designs, produces, and services systems and products for the management of energy in the form of fuel, air, fluids, gases, motion, combustion, and electricity. These products include actuators, valves, pumps, fuel injection systems, solenoids, ignition systems, control systems, electronics and software, and sensors. Our products are used on industrial gas turbines (including heavy frame, aeroderivative, and small industrial gas turbines), steam turbines, compressors, and reciprocating engines (including low speed, medium speed, and high-speed engines that operate on various fuels, including natural gas, diesel, heavy fuel oil, and new lower carbon alternative fuels in both single and dual-fuel applications). The equipment on which our products are found is used to generate power; to extract, distribute, and refine energy sources; to mine other commodities; and to convert fuel to work in transportation and freight (both marine and locomotives), mobile, and industrial equipment applications.

Revenues from our Industrial segment are generated primarily by sales to OEMs for both new unit production and providing other related services. Our Industrial segment also sells products and services through an independent network of distributors and authorized system integrators, repairs and overhaul facilities, and directly to end users around the globe.

Customers

Our customers include leading original equipment manufacturers and end users of their products that require technological solutions to meet their needs for performance, efficiency, reliability, and reduced cost of operations.

Sales to our five largest customers represented approximately 36% of our consolidated net sales for the fiscal year ended September 30, 2025 and 35% in the fiscal year ended September 30, 2024.

We had no customers who accounted for 10% or more of our consolidated net sales for the fiscal years ended September 30, 2025 and September 30, 2024. However, each of our reportable segments did have customers that represented 10% or more of their respective segment sales.

The customers who account for 10% or more of net sales of each of Woodward’s reportable segments are as follows:

	For the Year Ended September 30,
	2025	2024	2023
Aerospace	RTX Corporation, GE Aerospace, The Boeing Company	RTX Corporation, The Boeing Company	RTX Corporation, General Electric Company, The Boeing Company
Industrial	Rolls-Royce PLC, Caterpillar Inc., GE Vernova	Weichai Power, Rolls-Royce PLC	Rolls-Royce PLC, Caterpillar Inc., Weichai Power

On April 2, 2024, The General Electric Company ("GE") split into two separate companies, GE Aerospace and GE Vernova. During fiscal year 2024, we engaged in transactions with GE prior to its split and subsequently engaged in transactions with both GE Aerospace and GE Vernova. Sales listed with "GE" represent the legacy General Electric Company, and any sales following the split will be listed as GE Aerospace and GE Vernova as applicable.

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

Some of our customers are affiliated with our competitors through ownership or joint venture agreements. For example, Pratt & Whitney, one of our customers, is affiliated with RTX Corporation, one of our competitors. Similarly, GE Aerospace has a joint venture with Parker Hannifin for the supply of fuel nozzles. We have also partnered with our customers in the past, such as our strategic joint venture with one of our largest customers, GE Aerospace.

We believe our products offer high levels of field reliability, which provides end users with an advantage in life-cycle cost. We address competition in services through responsiveness to our customers’ needs, providing short turnaround times, greater performance such as longer time between repairs, and maintaining a global presence. We also compete in part by establishing relationships with our customers’ engineering organizations, and by offering innovative technical and commercial solutions to meet their market requirements. Our ability to design, develop, and test an integrated system with a customer is a competitive differentiator, offering the customer savings in both resources and time.

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

We believe we are a market leader in providing our customers with advanced technology and superior product performance at a competitive price. We focus on developing and maintaining close relationships with our OEM customers’ engineering teams. Competitive success is based on the development of innovative components and systems that are aligned with the OEMs’ technology roadmaps to achieve future reliability, emission, efficiency, and fuel flexibility targets.

For additional information about our markets and trends in our markets, please see Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Government Contracts and Regulation

Portions of our business, particularly in our Aerospace segment, are heavily regulated. We contract with numerous U.S. Government agencies and entities, including all branches of the U.S. military, the National Aeronautics and Space Administration (“NASA”), and the Departments of Defense, Homeland Security, and Transportation. We also contract with similar government authorities outside the United States, subject in all cases to applicable law.

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

Sales made directly to U.S. Government agencies and entities, or indirectly through third-party manufacturers utilizing our parts and subassemblies, collectively represented 20% of our sales for fiscal year 2025 and 17% of our sales for fiscal year 2024.

Seasonality

We believe our sales, in total or in either reportable segment, are not subject to significant seasonal variation. However, our sales have generally been lower in the first quarter of our fiscal year as compared to the immediately preceding quarter due to fewer working days resulting from the observance of various holidays and scheduled plant shutdowns for annual maintenance.

Sales Order Backlog

For each of our reportable segments, we have elected to quantify backlog in a manner consistent with the definition of remaining performance obligations. Our remaining performance obligations by segment, excluding material rights, are shown in the table below:

	October 31, 2025	Percent Expected to be satisfied by September 30, 2026	October 31, 2024	Percent Expected to be satisfied by September 30, 2025
Aerospace	$2,683,116	74%	$2,240,597	55%
Industrial	736,912	89%	662,750	85%
	$3,420,028	78%	$2,903,347	62%

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

Our customers expect us to maintain adequate levels of certain finished goods and certain component parts to support our warranty commitments and sales to our services customers, and to deliver such parts on a timely basis to support our customers’ standard and customary needs. We carry certain finished goods and component parts in inventory to meet these rapid delivery requirements of our customers.

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

We developed the fuel system, air management system, and actuation hardware for CFM International’s Leading Edge Aviation Propulsion ("LEAP") engine program. We also developed actuation system, combustion system, and oil system components for Pratt & Whitney’s Geared Turbo Fan (“GTF” or “PurePower”) engine program. We continue to support CFM LEAP engine program through our joint venture with GE Aerospace, and Pratt & Whitney PurePower engine program through Collins Aerospace.

Industrial focuses on developing innovative technologies—integrated control systems and system components—that help customers cost‑effectively meet emissions regulations and fuel‑efficiency requirements, support a wider range of fuel sources, boost reliability in harsh environments, and lower the total cost of ownership. Our development efforts support technology for a wide range of:

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

Human Capital

Our employees (whom we call “members”) are Woodward’s most valuable resource for current and future success. We promote an environment that ensures safety, fosters growth and self-development, and provides meaningful work. All members participate in our success through attractive and aligned total rewards programs. Notable programs we offer to our full-time members include:

•
employer sponsored health insurance;
•
employer 401(k) matching contributions;
•
annual Woodward stock contributions for U.S. members;
•
a tuition assistance program;
•
training and professional development courses through our Woodward University curriculum; and
•
other values-based and technical development training

Tenure of all members averages 10 years, reflective of our positive workplace culture. Our recruiting team uses internal and external resources to recruit highly skilled and talented workers, and we encourage and reward member referrals for open positions.

In addition to our comprehensive investment in our members’ success, we strive to maintain an environment that values and leverages the uniqueness of each member to the benefit of all our stakeholders. We view the combination of unique perspectives and backgrounds as a powerful force for innovation. To promote our core principles, we emphasize dignity, value, and equality of all members, regardless of race, color, religion, age, gender or sexual orientation, through our actions and the workplace training programs we provide. We continually strive to harness the range of skills and experiences of our global workforce by cultivating a climate that permits all our members to bring their authentic selves to work every day.

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

As of October 31, 2025, we employed approximately 10,200 full-time members of which approximately 30% were located outside of the United States, with the majority of such members located in Germany, Poland, and China.

In the United States, approximately 13% of our total full-time workforce were union members as of October 31, 2025. All union members in the United States work for our Aerospace segment. The collective bargaining agreements with our union members are generally renewed through contract renegotiation near the contract expiration dates. The MPC Employees Representative Union contract, which covered approximately 825 members as of October 31, 2025, expired on October 17, 2025, and there has been no work stoppage. We are continuing to honor this contract as the status quo. Due to actions taken by an external union during our negotiations for a successor agreement, we are waiting for a National Labor Relations Board election to take place to determine our future bargaining obligations. The Local Lodge 727-N International Association of Machinists and Aerospace Workers agreement, which covers approximately 500 members as of October 31, 2025, expires April 23, 2027. Almost all of our other members in the United States were at-will members as of October 31, 2025, and therefore, not subject to any type of employment contract or agreement.

In Germany, approximately 12% of our total full-time workforce were union members as of October 31, 2025, all of whom work for our Industrial segment. Our Woodward L’Orange members are part of the IG Metall union in Germany. IG Metall covered approximately 1,200 members as of October 31, 2025.

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

Patents, Intellectual Property, and Licensing

We own numerous patents and other intellectual property and have licenses for the use of patents and other intellectual property owned by others, which relate to our products and their manufacture. In addition to owning a large portfolio of intellectual property, we also license intellectual property to and from third parties. For example, the U.S. Government has certain rights in our patents and other intellectual property developed in performance of certain government contracts, and it may use or authorize others to use the inventions covered by such patents for government purposes as allowed by law.

Non‑patented intellectual property encompasses trade secrets and technological know‑how that are either not patentable or intentionally unpatented — for example, proprietary manufacturing methods, engineering designs, unpatented software, and specialized R&D and engineering skills — all of which are vital to our business and each operating segment.

While our intellectual property assets taken together are important, we do not believe our business or either of our segments would be materially affected by the expiration of any particular intellectual property right or termination of any particular intellectual property patent license agreement.

As of September 30, 2025, our Consolidated Balance Sheets includes $428,080 of net intangible assets. This value represents the carrying values, net of amortization, of certain assets acquired in various business acquisitions and does not purport to represent the fair value of our acquired intellectual property as of September 30, 2025.

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

Available Information

Through a link on the Investor Information section of our website, www.woodward.com, we make available, free of charge, the following filings as soon as reasonably practicable after they are electronically filed or furnished to the SEC: our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, Proxy Statements on Schedule 14A, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as well as Section 16 reports of our officers and directors. The Securities and Exchange Commission (the “SEC”) also maintains a website that contains our SEC filings. The address of the site is www.sec.gov. We provide notifications of news or announcements regarding our financial performance, including SEC filings, investor events, press and earnings releases as part of our investor relations website. We have used, and intend to continue to use, our investor relations website, as well as the following as of the date of this filing, as means of disclosing material non-public information and for complying with the disclosure obligations under Regulation FD:

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

We face intense competition from a number of established competitors in the United States and abroad, some of which are larger in size or are divisions of large, diversified companies with substantially greater financial resources. In addition, global competition continues to increase. Changes in competitive conditions, including the availability of new technologies, products and services, the introduction of new channels of distribution, changes in OEM and services pricing, and further consolidation of companies in our industries, could impact our relationships with our customers and may adversely affect future sales and margins, which could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

A significant portion of our revenue is concentrated among a relatively small number of customers, which makes our business more vulnerable to fluctuations in sales to these customers and changes in their financial condition.

A significant portion of our revenue is concentrated among a relatively small number of customers. We have fewer customers than many companies with similar sales volumes. For the fiscal year ended September 30, 2025, sales to our largest five customers represented approximately 36% of our consolidated net sales and approximately 34% of our accounts receivable. If any of our significant customers were to change suppliers, in-source production, institute significant restructuring or cost-cutting measures, or experience financial distress, these significant customers may substantially reduce, or otherwise be unable to pay for, purchases from us. Accordingly, our consolidated net sales could decrease significantly, or we may experience difficulty collecting, or be unable to collect, amounts due and payable, which could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

The long sales cycle, customer evaluation process, and implementation period of our products and services may increase the costs of obtaining orders and reduce the predictability of sales cycles and our inventory requirements.

Our products and services are technologically complex and require significant capital commitments. Prospective customers generally must commit significant resources to test and evaluate our products and to install and integrate them into larger systems. Accordingly, customers often require a significant number of product presentations and demonstrations before reaching a sufficient level of confidence in the product’s performance and compatibility to commit to an order. In addition, orders expected in one quarter may shift, and from time to time have shifted, to another quarter or be cancelled with little advance notice as a result of customers’ budgetary constraints, internal acceptance reviews, and other factors affecting the timing of customers’ purchase decisions. The difficulty in forecasting demand increases the challenge in anticipating sales cycles and our inventory requirements, which may cause us to over-produce finished goods and could result in inventory write-offs, or could cause us to under-produce finished goods. Any such over-production or under-production could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

Our strategic joint venture with GE Aerospace may make it more difficult to secure long-term sales in certain aerospace markets.

In January 2016, Woodward and GE (now GE Aerospace), consummated the formation of a strategic joint venture (the “JV”). The JV agreement does not restrict Woodward from entering into any market; however, consolidation in the aircraft engine market is increasingly prevalent, resulting in fewer engine manufacturers, and thus it may become more difficult for Woodward to secure new business with GE Aerospace competitors on similar product applications both within and outside the specific markets the JV operates. Additionally, if GE Aerospace fails to win new content in the market space covered by the JV, Woodward may be prevented from expanding content on future commercial aircraft engines in those markets.

Commercial, Financial, and Regulatory Risks

Suppliers may be unable to provide us with materials of sufficient quality or quantity to meet our production needs at favorable prices or at all which may adversely affect our revenue and margins.

We are dependent upon suppliers for parts and raw materials used in the manufacture of products that we sell to our customers, and our raw material costs are subject to commodity market fluctuations and have been impacted by the current inflationary environment. We have experienced shortages of certain parts and raw materials due to challenges in our supply chain. Our strategic investments to simplify and strengthen our supply chain may not be successful, and we may continue to experience shortages of parts or raw materials for the same or other reasons, such as the loss of a significant supplier, global supply chain constraints, high overall demand creating shortages in parts and supplies we use, financial distress, work stoppages, natural disasters, fluctuations in commodity prices, the imposition of tariffs or other duties, or production or distribution difficulties that may affect one or more of our suppliers. In some instances, we depend upon a single source of supply, manufacturing, or logistics support or participate in commodity markets that may be subject to allocations of limited supplies by suppliers. Some of our suppliers have experienced, and others may similarly experience, financial difficulties, inflationary pressures, production quality issues, labor instability, delivery delays or other performance problems, and, as a result, we have from time to time been, and may in the future be, unable to meet commitments to our customers and/or incur additional costs. In addition, quality and sourcing issues that our suppliers may experience can also adversely affect the quality and effectiveness of our products and services and may result in liability or reputational harm to us. Our customers rely on us to provide on-time delivery and have certain rights if our delivery standards are not maintained. Significant increases in our supply costs, including for raw materials that are subject to commodity price fluctuations, inflationary pressures, the imposition of tariffs, or a protracted interruption of supplies for any reason, have resulted in, and could result in further production and shipment delays, increased costs, and in lost revenue. Significant issues could damage our reputation and relationships with customers. Any of these events could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

Our profitability may suffer if we are unable to manage our expenses in connection with sales increases, sales decreases, or if we experience change in product mix.

Some of our expenses are relatively fixed in relation to changes in sales volume and are difficult to adjust in the short term. Expenses driven by business activity other than sales level and other long-term expenditures, such as fixed manufacturing costs, capital expenditures, and research and development expenses may be difficult to reduce in a timely manner in response to a reduction in sales. In periods of rapid sales increases it may be difficult to quickly increase our production of finished goods because of our long manufacturing lead times. If a sudden, unanticipated need for raw materials, components and labor arises, we could experience difficulties in sourcing these items at a favorable cost, in sufficient quantities or at all. These factors could result in delays in fulfilling customer sales contracts, lost revenue, damage to our reputation and relationships with our customers, and an inability to meet market demand, which in turn could prevent us from taking advantage of business opportunities or responding to competitive pressures and could result in an increase in costs leading to a decrease in net earnings or even net losses. In addition, we sell products that have varying profit margins, and fluctuations in the mix of sales of our various products have impacted our overall profitability, and may do so in the future.

Reductions, delays or changes in U.S. Government spending could adversely affect our business.

Sales made directly to U.S. Government agencies and entities, or indirectly through third-party manufacturers, such as tier-one prime contractors utilizing our parts and subassemblies, accounted for approximately 20% of total sales in fiscal year 2025 and 17% in fiscal year 2024.

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

Defense budgets tend to rise when perceived threats to national security increase the level of concern over the country’s safety, but we can provide no assurance that an increase in defense spending will be allocated to programs that would benefit our business. Decreases in U.S. Government defense spending, changes in the spending allocation, and phase-outs or terminations of certain aerospace and defense programs on which we have content could have a material adverse effect on our sales unless they are offset by other aerospace and defense programs and opportunities. If the priorities of the U.S. Government change and/or defense spending is reduced or delayed for any of the reasons discussed above, our business, financial condition, results of operations, and cash flows may be adversely affected.

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

As of September 30, 2025, our total debt was $702,202, including $390,000 in unsecured notes denominated in U.S. dollars issued in private placements and $187,613 of unsecured notes denominated in Euros issued in private placements. We are obligated to make interest and scheduled principal payments under the agreements governing our long-term debt, which requires us to dedicate a portion of our net cash provided by operating activities to payments on our indebtedness, and which may reduce the availability of our cash for other purposes, including business development efforts and mergers and acquisitions. These debt obligations could make us more vulnerable to general adverse economic and industry conditions and could limit our flexibility in planning for, or reacting to, changes in our business and the industries in which we operate, thereby placing us at a disadvantage to our competitors that have less indebtedness. Further, we may require additional capital to repay our debt obligations when they mature, and such capital may not be available on terms acceptable to us or at all.

Our existing revolving credit facility and note purchase agreements impose financial covenants on us and our subsidiaries that require us to maintain certain leverage ratios and minimum levels of consolidated interest coverage. Certain of these agreements require us to repay outstanding borrowings with portions of the proceeds we receive from certain sales of property or assets and specified future debt offerings.

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

Unforeseen additional tax expense or additional tax exposures could impact our future profitability.

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
•
the results of audits and examinations of previously filed tax returns and continuing assessments of our tax exposures; and
•
changes to global minimum taxes or other tax law changes

The Organization for Economic Cooperation and Development ("OECD") has passed Pillar Two, an inclusive framework on Base Erosion and Profit Sharing, which would enact a minimum 15% tax for large multinational companies. Many countries are considering changes to their tax laws or proposing new tax laws to align with the recommendations that have been made by the OECD regarding Pillar Two. We are closely monitoring developments and evaluating the potential impacts of Pillar Two, which could adversely impact our effective tax rate, tax payments, results of operations, and cash flows.

We derive a significant amount of revenue and obtain components from outside of the United States; accordingly, we are subject to the risks of doing business in other countries.

In fiscal year 2025, approximately 46% of our total sales were made to customers in jurisdictions outside of the United States (including products manufactured in the United States and sold outside the United States as well as products manufactured in international locations). We also purchase raw materials and components from suppliers outside the United States. Accordingly, our business and results of operations are subject to risks associated with doing business internationally, including:

•
transportation delays and interruptions;
•
political, social and economic conditions, instability and disruptions;
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

The United States and other countries have levied tariffs and taxes on certain goods, including during our fiscal year 2025. Some of our products are included in these tariffs, and certain commodities, raw materials, and other manufacturing inputs that we require are also included. The imposition of new or increased tariffs, duties, border adjustment taxes, or other trade restrictions by the United States could also result in the adoption of new or increased tariffs or other trade restrictions by other countries. While we have so far experienced minimal levels of cost pressure as a result of the recently implemented tariffs, future tariffs could increase our cost of materials, which could pressure our profitability if we are unable to secure commensurate price increases from our customers, or if the price increases we secure are not sufficient to fully offset the impact of the tariffs. The trade barriers implemented by the U.S. or other countries could have a significant adverse impact on our suppliers, our customers, and our business. We are not able to predict future trade policy of the United States or any foreign countries in which we operate or purchase goods, or the terms of any renegotiated trade agreements, or their impact on our business.

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

Also, a material disruption to the financial institutions with whom we transact business could have a material adverse effect on our international operations or on our business, financial condition, results of operations, and cash flows. We could be adversely affected if the financial institutions providing our capital refuse to honor their contractual commitments, cease lending, or declare bankruptcy.

Changes in the estimates of fair value of reporting units or of long-lived assets, particularly goodwill, may result in future impairment charges, which could have a material adverse effect on our business, financial condition, and results of operations.

At September 30, 2025, we had $832,288 of goodwill, representing approximately 18% of our total assets. We test goodwill for impairment at the reporting unit level on at least an annual basis or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Future goodwill impairment charges may occur if estimates of fair values decrease, which would reduce future earnings. In addition, we may incur asset impairment charges if asset utilization declines, if customer demand decreases, or for a number of other reasons, which would reduce future earnings. Any such impairment charges could have a material adverse effect on our business, financial condition, and results of operations.

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

Due to the specialized nature of our business, competition for technical personnel is intense and our future performance is highly dependent on our ability to hire, train, assimilate, and retain a qualified workforce. Additionally, it is important we hire and retain personnel with relevant experience in local laws, regulations, customs, traditions, and business practices to support our international operations. Achieving this objective may be difficult due to many factors, including fluctuations in global economic and industry conditions, management changes, increasing local and global competition for talent, the availability of qualified members, challenges associated with retaining qualified members, restructuring and alignment activities, and the attractiveness of our compensation and benefit programs.

Our financial and operating performance depends on continued access to a stable workforce and on favorable labor relations with our members.

We rely on a highly trained workforce due to the specialized nature of our business. Any significant increases in labor costs, deterioration of member relations, or slowdowns or work stoppages at any of our locations, whether due to member turnover, changes in availability of qualified technical personnel, failure to have a collaborative and effective relationship with our members, or otherwise, could impair our ability to supply products or fulfill orders, and could otherwise have a material adverse effect on our business, our relationships with customers, and our financial condition, results of operations, and cash flows.

Further, approximately 13% of our workforce in the United States is unionized, and certain of our operations in the United States and internationally involve different member/employer relationships and the existence of works’ councils. We cannot predict how stable our union relationships will be. We periodically need to renegotiate our collective bargaining agreements, and there can be no assurance that we will be able to timely agree to terms of future agreements or extensions without experiencing work stoppages, strikes, slowdowns, or other disruptions. One of our union contracts in the United States is currently expired, and the Company is continuing to honor this contract as status quo. There has been no associated work stoppage since the expiration of the union contract, but we cannot guarantee this will continue. Prolonged negotiations or labor disputes could disrupt our operations, lead to increased costs, or negatively impact our ability to serve customers and achieve our business objectives. Additionally, the terms of any renegotiated agreements could result in increased labor costs, operational restrictions, or other changes that could adversely affect our financial performance. Any deterioration in the relationship with our union members, or the failure to have effective collective bargaining agreements in place with our union members, could impair our ability to supply products or fulfill orders, and could otherwise have a material adverse effect on our business, our relationships with customers, and our financial condition, results of operations, and cash flows. Although we have not experienced any recent work stoppages, we may experience them in the future, which could adversely affect our business.

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

Failure to develop, obtain, enforce, and protect intellectual property rights or third parties' claims that we are infringing their intellectual property could harm our business.

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

Third parties may in the future assert that we have infringed, misappropriated, or otherwise violated their intellectual property rights. We cannot assure you that our current or future technologies are not infringing or violating intellectual property rights of third parties, or will not do so in the future. In the event we face claims of infringement or misappropriation, we may face expensive litigation or indemnification obligations, be required to enter into licenses, and may be prevented from selling existing products and pursuing product development or commercialization. Even if such claims are without merit, we may be required to expend significant time and resources on the defense of such claims. If we are unable to sufficiently protect our patent and other proprietary rights or if we infringe on or misappropriate proprietary rights of others, our business, financial condition, results of operations, and cash flows could be materially adversely affected. The theft or unauthorized use or publication of our intellectual property and/or technological know‑how that is either not patentable or intentionally unpatented, including trade secrets, could adversely affect our competitive position and the value of certain of our investments in research and development.

We are subject to legal proceedings, investigations, claims and/or regulatory proceedings that could have a significant impact on our business and operations.

We are currently involved or may become involved in legal, regulatory, and other proceedings. These proceedings may include, without limitation, product liability matters, intellectual property matters, contract disputes or claims, pending or threatened litigation, and governmental investigations, as well as employment, tax, environmental, or other matters. These proceedings could lead to enforcement actions, adverse changes to our business practices, fines and penalties, business remedies, or the assertion of private litigation claims and/or damages that could be material, and of which could have a material adverse effect on our business, financial condition, results of operations, and cash flows. Even if the legal proceedings we face are decided in our favor, or are unfounded, we may incur material expenses and such matters may require significant management attention, and may harm our reputation with customers, members or investors. We accrue for known individual matters if we believe it is probable that the matter will result in a loss when ultimately resolved using estimates of the most likely amount of loss. However, estimating possible losses involves significant judgment and outcomes are unpredictable, therefore, actual losses may exceed our estimates.

Our business and operations may be adversely affected by cybersecurity breaches or other information technology system or network interruptions or intrusions.

We depend heavily on the confidentiality, integrity, and availability of our IT and computerized systems to communicate and operate effectively. We store sensitive data, including proprietary business information, intellectual property, classified information, customer information, supplier information, and confidential employee or other personal data on our servers and databases. Also, due to political uncertainty and hostile military actions, we are subject to heightened risks of cybersecurity incidents and security breaches initiated by nation-state or affiliated actors.

We and certain of our third-party providers have experienced cyberattacks on our IT infrastructure and systems. Given our industry, we expect continued targeting of cyberattacks, either directly against us or indirectly via our supply chain or third-party vendors, seeking unauthorized access to our data or our customers’ data or to disrupt our operations or our ability to provide services. We face many ongoing cybersecurity threats, such as the loss, misuse, theft, unavailability, or unauthorized disclosure or other processing of information or assets (including source code), or damage to or other compromise of systems, components, and other IT assets, including the introduction of malicious code or other vulnerabilities by people who obtain unauthorized access to our facilities, systems, or information. There are many different techniques used to obtain unauthorized access to systems and data, and such techniques continue to evolve and become more sophisticated, including the increasing use by threat actors of artificial intelligence, and the adversaries are becoming more advanced, including nation-states and actors sponsored by or affiliated with nation-states, which target us and other defense contractors because we have national security information in our possession, and other actors with substantial financial and technological resources. These techniques include, but are not limited to, the use of malicious software, destructive malware, ransomware, denial-of-service attacks, phishing and other means of social engineering, and other means of causing system or network disruptions, obtaining unauthorized access to data or systems, or causing other cybersecurity breaches and incidents. Additionally, we are exposed to system and service disruptions, and cybersecurity breaches or incidents resulting from employee or contractor error, negligence, or malfeasance. Further, we expect continued cyberattacks directed at our supply chain. We face continued cybersecurity threats resulting from tools, services, or other third-party components and security vulnerabilities within, or introduced by, such tools, services, or components. Due to the rapidly evolving threat environment and other factors, we cannot guarantee protection against all such attacks. Further, due to the evolving nature of these security threats and the national security aspects of much of the data in our possession, the full impact of any future security breach or incident cannot be predicted. In addition, because certain of our products and services are integrated with our customers’ systems and processes, the circumvention or failure of our cybersecurity measures may compromise the confidentiality, integrity, and availability of our customers’ systems or data. We have acquired and continue to acquire companies with vulnerabilities or unsophisticated security measures, which exposes us to cybersecurity risks.

We and our third-party partners have implemented various security measures, but our IT infrastructure, systems, networks, products, solutions, and services remain vulnerable to numerous additional known and unknown threats. We cannot guarantee that the measures we have implemented to prevent, detect, and respond to malicious activities will be effective or sufficient to prevent a cyberattack or other means of effecting cybersecurity breaches or incidents. For example, given the nature of complex systems like ours and the scanning tools that we deploy in our IT environment, we regularly identify and track known security vulnerabilities; however, we cannot guarantee that patches or mitigating measures will be implemented before any vulnerabilities can be exploited by a threat actor.

If any of our IT infrastructure or systems are damaged, disrupted, or are otherwise impacted by security breaches or incidents, whether from cybersecurity attacks or other causes, or if we suffer any security breach or incident involving unauthorized access to, misuse, acquisition, disclosure, loss, alteration, or destruction of our data or other data we maintain or otherwise process, we could experience significant operational stoppages, disruptions, delays, and/or other detrimental impacts on our operations or investment in research, and may face increased costs, including increased costs of implementing new data protection and security measures, policies, and procedures, and costs associated with remediating and otherwise responding to the security breach or incident. Any such security breach or incident or the perception that it has occurred, also may result in reputational damage and increased operational costs, regulatory investigations, proceedings, and orders, litigation or other demands, indemnity obligations, damages for contract breach, fines or penalties relating to actual or alleged violation of applicable laws, regulations, or contractual obligations, incentives offered to customers or other business partners in an effort to maintain business relationships, and other costs and liabilities. Such impacts could result in diminished competitive advantages and could have a material adverse effect on our business, financial condition, results of operations, and cash flows. Further, any unauthorized disclosure, use, or acquisition of our intellectual property and/or confidential business information could harm our competitive position, result in a loss of intellectual property protection, and otherwise reduce the value of our investment in research and development and other strategic initiatives or otherwise adversely affect our business.

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

We collect, store, and otherwise process certain confidential or sensitive data, including personal data and other information that is subject to laws, regulations, customer-imposed controls, or other actual or asserted obligations. The laws, regulations, standards, and other actual and asserted obligations relating to privacy, data protection, and cybersecurity to which we may be subject, in the U.S. and globally, are evolving. For example, as a contractor to the Department of Defense, we are contractually required to protect controlled unclassified information and comply with certain cybersecurity regulations, including controls specified in the National Institute of Standards and Technology Special Publication 800-171 (“NIST SP 800-171”). The Cybersecurity Maturity Model Certification program was also recently finalized, which will result in various compliance and contractual obligations in relation to our Department of Defense and related customers. In addition, in the European Union, the General Data Protection Regulation imposes stringent requirements applicable to processing personal data and provides for substantial penalties for noncompliance, and in the U.S., California and numerous other states have adopted comprehensive privacy laws, with other states considering such laws. Many jurisdictions around the world have passed or are considering laws and regulations relating to privacy, data protection, and cybersecurity, including laws that impose cross-border data transfer restrictions and require certain personal data to be maintained on local servers.

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

Many of our Industrial segment OEM and services customers and our Aerospace segment rotorcraft product lines’ customers provide goods and services that support various industrial extraction activities, including mining, oil and gas exploration and extraction, and transportation of raw materials from extraction sites to refineries and/or processing facilities. Long-term lower prices for commodities such as oil, natural gas, gold, tin, and various other minerals could reduce exploration activities and place downward pressure on demand for our goods and services that support exploration and extraction activities.

Business Risks

If we fail to develop new products or enhance existing products, or our customers do not accept the new or enhanced products we develop, our business, financial condition, results of operations, and cash flows could be adversely affected.

The markets in which we operate experience rapidly changing technologies and frequent introductions of new products and services. We believe that we must continue to enhance our existing products and develop and manufacture new products with improved capabilities in order to effectively compete. We also must align our development activities with our customers’ development activities and expectations, along with emerging industry standards. Our technologies and the technological expertise we have developed and maintained could become less valuable if a competitor were to develop a new technology that would allow it to match or exceed the performance of existing technologies at a lower cost, or were to develop more efficient ways to produce their existing products that could cause our existing products or services to become less desirable or obsolete. We also believe that we must continue to make improvements in our productivity in order to maintain our competitive position. Difficulties or delays in research, development or production of new or enhanced products or failure to gain market acceptance of new or enhanced products and technologies may reduce future sales and adversely affect our competitive position. We continue to invest in the development and marketing of new or enhanced products. There can be no assurance that we will have sufficient resources to make such investments, that we will be able to make the technological advances necessary to maintain competitive advantages, or that we can recover major research and development expenses. If we are unable to develop competitive technologies, make innovations, launch products with quality problems, or the market does not accept our new products, future sales or earnings could be lower than expected, which could have a material adverse effect on our business, financial condition, results of operations, and cash flows. In addition, as new or enhanced products are introduced, we must successfully manage the transition from older products to minimize disruption in customers’ ordering patterns, avoid excessive levels of older product inventories, and ensure that we can deliver sufficient supplies of new products to meet customers’ demands.

Our product development may be more costly than anticipated, or we may not be able to produce newly developed products at a cost that meets the anticipated product cost structure.

Our business involves a significant level of product development activities and research and development costs. Maintaining our market position requires continued investment in research and development. During an economic downturn or a subsequent recovery, we may need to maintain our investment in research and development, which may limit our ability to reduce these expenses in proportion to a sales shortfall.

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

As part of our business strategy, we have pursued, and expect to pursue acquisitions of other companies and assets. The identification, evaluation, and negotiation of potential acquisitions and other strategic transactions may divert the attention of management and entail various expenses, whether or not such transactions are ultimately completed. If we are able to complete a transaction, the success of these transactions depends on, among other things, our ability to integrate these businesses into our operations and realize the planned synergies. Integration of acquired operations may take longer, or be more costly or disruptive to our business, than originally anticipated. The integration of these acquisitions may require significant attention from our management, and the diversion of management’s attention and resources could have a material adverse effect on our ability to manage our business. We may also incur costs and divert management attention to acquisitions that are never consummated.

Difficulties in the integration of the acquired business may include consolidating the operations, processes, and systems of the acquired business, retaining and motivating key management and members, and integrating existing business relationships with suppliers and customers. Even if integration is successful, the financial and operational results may differ materially from our assumptions and forecasts due to unforeseen expenses, delays, conditions, and liabilities. Evolving regulations such as changes in tax, trade, environmental, labor, safety, payroll, or pension policies could increase the expected costs of acquisitions, and fluctuations in foreign currency exchange rates may impact the agreed upon purchase price. In addition, we may incur unanticipated costs or expenses following an acquisition, including post-closing asset impairment charges, expenses associated with eliminating duplicate facilities, and other liabilities.

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

Our restructuring activities may reduce our profitability and may not have the intended effects.

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

Restructuring and/or alignment activities can also create unanticipated consequences, such as instability or distraction among our workforce, and we cannot be sure that any restructuring or alignment efforts that we undertake will be successful. A variety of risks could cause us not to realize expected cost savings, including, among others, higher than expected severance costs related to staff reductions, higher than expected costs of closing plants, higher costs to hire new members or delays or difficulty hiring the members needed, higher than expected operating costs associated with moving production lines, delays in the anticipated timing of activities related to our cost-saving plan, and other unexpected costs associated with operating the business.

If we are unable to structure our operations in light of evolving market conditions, it could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

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

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Cybersecurity Risk Management and Strategy

We maintain a cybersecurity risk management program based on the National Institute of Standards and Technology Cybersecurity Framework to assess, identify, and manage cybersecurity risks. This program is designed to protect business continuity and preserve the confidentiality, integrity, and continued availability of our IT systems and infrastructure used in our business as well as the information that we own or is in our care and is integrated into our overall enterprise risk management program.

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

We educate our members to raise awareness of cybersecurity threats. As part of our program, we maintain annual training for all members on cybersecurity standards and provide training on how to recognize and properly respond to phishing, social engineering schemes, and certain other cyber threats. We equip our members with a mechanism to easily report suspicious emails which are analyzed by our security systems and dedicated incident response team. We periodically send “Test” phishing assessments to our members. Any failures trigger a retraining exercise. Also, we have specific and regular training for our IT and finance members, as well as our system administrators.

In addition, we maintain processes governing interconnections with third-party systems and we perform due diligence procedures before onboarding service providers with access to our systems or processing sensitive data on our behalf. This process includes, as applicable and appropriate based on risk profile and criticality, a review of System and Organization Controls ("SOC") 1 and SOC 2 reports (as each such report is defined by the American Institute of Certified Public Accountants), ISO 27001 certifications, and/or Cybersecurity Maturity Model Certifications, as well as reviewing penetration tests, conducting vulnerability tests, and administering security questionnaires and assessments.

We have not identified risks from known cybersecurity threats, including as a result of any previous cybersecurity incidents, that have materially affected or are reasonably likely to materially affect us, including our business strategy, results of operations or financial condition. However, risks from cybersecurity threats, including but not limited to exploitation of vulnerabilities, ransomware, denial of service, supply chain attacks, or other similar threats may materially affect us, including our execution of business strategy, reputation, results of operations and/or financial condition. Nonetheless, our IT infrastructure, systems, networks, products, solutions, and services remain vulnerable to numerous additional known or unknown threats. For more information about the cybersecurity risks we face, please refer to Item 1A, “Risk Factors,” in this Form 10-K, including the risk factor entitled “Our business and operations may be adversely affected by cybersecurity breaches or other information technology system or network interruptions or intrusions.”

Cybersecurity Governance

Our cybersecurity program is ultimately overseen by the Board of Directors (the "Board"). The Audit Committee has responsibility for the oversight of risk management activities related to cybersecurity and other information security and technology risks. Our cybersecurity program is implemented and administered by a dedicated team of internal and external cybersecurity professionals that conduct periodic control gap assessments, maturity assessments, and benchmarking against peers in the industry, monitor various security tools deployed in the IT environment and review threat intelligence and other information from various public and private sources. The team has decades of experience with varied certifications and is led by our Chief Information Security Officer ("CISO"), who reports to our Vice President of IT, has over 18 years of experience as an IT professional and in cybersecurity, including experience leading cybersecurity programs protecting high value assets and critical infrastructure, including in high-risk locations. Our Vice President of IT has been a key leader in our IT group for more than 25 years, including the last seven in his current role leading our IT function. He plays an integral role in cybersecurity risk assessment and mitigation in all corporate acquisitions, and he participated in the development and implementation of our initial cybersecurity program more than 20 years ago.

Our CISO and Vice President of IT are primarily responsible for assessing and managing risks from cybersecurity threats to the Company. The CISO and Vice President of IT make regular reports to senior management regarding the cybersecurity program. We also have a notification process for appropriate escalation of cyber incidents by members of our internal cybersecurity team to senior management as appropriate, including our Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer, and/or General Counsel, as well as to the Audit Committee. The senior management team, including the CISO and Vice President of IT, provides quarterly data protection and cybersecurity reports to the Audit Committee, as well as periodic reports to the full Board of Directors, which include information about cyber risk management, the cybersecurity risk environment, and the status of ongoing efforts to strengthen cybersecurity effectiveness.

Item 2 Properties

The following is a summary of our principal facilities as of September 30, 2025:

Country	Location	Plants	Owned/Leased	Segment	Purpose
United States	Fort Collins, CO	2	Owned	Aerospace & Industrial	Corporate Headquarters; Manufacturing and engineering
United States	Greer, SC	1	Owned	Aerospace	Manufacturing and engineering
United States	Niles, IL	1	Owned	Aerospace	Manufacturing and engineering
United States	Rockford, IL	2	Owned	Aerospace	Manufacturing and engineering
United States	Santa Clarita, CA	1	Owned	Aerospace	Manufacturing and engineering
United States	Windsor, CO	1	Owned	Aerospace & Industrial	Manufacturing and engineering
United States	Zeeland, MI	1	Owned	Aerospace	Manufacturing and engineering
Germany	Aken	1	Owned	Industrial	Manufacturing and engineering
Germany	Glatten	1	Owned	Industrial	Manufacturing
Germany	Stuttgart	2	Owned/Leased	Industrial	Engineering
Germany	Wolfratshausen	1	Owned/Leased	Industrial	Manufacturing
Poland	Krakow	1	Owned	Aerospace & Industrial	Manufacturing and engineering
China	Suzhou	1	Leased	Industrial	Manufacturing
China	Tianjin	1	Leased	Industrial	Assembly
United Kingdom	Prestwick	1	Owned	Aerospace	Assembly
Bulgaria	Sofia	1	Leased	Aerospace	Manufacturing

In addition to the principal plants listed above, we own or lease other facilities used primarily for sales, service activities, assembly, and/or engineering activities in Australia, Brazil, China, India, Japan, the Netherlands, the Republic of Korea, Saudi Arabia, Singapore, Germany, Indonesia, and the United States.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is listed on The NASDAQ Global Select Market and is traded under the symbol “WWD.” At November 24, 2025, there were approximately 600 holders of record.

While we have historically paid dividends to holders of our common shares on a quarterly basis, the declaration and payment of future dividends will depend on many factors, including but not limited to, our earnings, financial condition, business development needs and regulatory considerations, and are at the discretion of our board of directors.

Performance Graph

The following graph compares the cumulative 10-year total return to stockholders on our common stock relative to the cumulative total returns of the S&P Midcap 400 index and the S&P Industrials index. The graph shows total stockholder return assuming an investment of $100 (with reinvestment of all dividends) was made on September 30, 2015 in our common stock and in each of the two indexes and tracks relative performance through September 30, 2025. We have used a period of 10 years as we believe that our stock performance should be reviewed over a period that is reflective of our long-term business cycle.

	9/15	9/16	9/17	9/18	9/19	9/20	9/21	9/22	9/23	9/24	9/25
Woodward, Inc.	$100.00	$154.80	$193.69	$203.25	$272.80	$204.07	$289.60	$206.71	$322.54	$448.06	$663.77
S&P Midcap 400	100.00	115.33	135.53	154.78	150.93	147.67	212.17	179.82	207.71	263.35	279.49
S&P Industrials	100.00	119.74	146.50	162.88	165.14	167.33	215.79	185.86	231.56	314.66	364.04

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

(In thousands, except share amounts)

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that may yet be Purchased under the Plans or Programs (1)
July 1, 2025 - July 31, 2025 (2)	61,500	$244.34	61,400	$69,878
August 1, 2025 - August 31, 2025 (2)	61,433	256.87	61,400	54,098
September 1, 2025 - September 30, 2025	46,468	244.86	46,468	42,720
(1)
In January 2024, the Board authorized a program for the repurchase of up to $600,000 of Woodward’s outstanding shares of common stock on the open market or in privately negotiated transactions over a three-year period ending in January 2027 (the “2024 Authorization”).
(2)
Under a trust established for the purposes of administering the Woodward Executive Benefit Plan (the "Executive Benefit Plan Trust"), 100 shares of common stock were acquired in July 2025. In addition, 33 shares of common stock were acquired in August 2025 on the open market related to the reinvestment of dividends for shares of treasury stock held for deferred compensation. Shares owned by the Executive Benefit Plan Trust, which is a separate legal entity, are included in "Treasury stock held for deferred compensation" in the Consolidated Balance Sheets.

Item 6. Reserved

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis should be read together with the Consolidated Financial Statements and Notes included in this report. Dollar and number of share amounts contained in this discussion and elsewhere in this Annual Report on Form 10-K are in thousands, except per share amounts. For a discussion of the 2024 Results of Operations, including a discussion of the financial results for the fiscal year ended September 30, 2024 compared to the fiscal year ended September 30, 2023, refer to Part I, Item 7 of our Annual Report on Form 10-K filed with the SEC on November 26, 2024.

OVERVIEW

We enhance the global quality of life and sustainability by optimizing energy use through improved efficiency and lower emissions. We are an independent designer, manufacturer, and services provider of control solutions for the aerospace and industrial markets. We design, produce, and service reliable, efficient, low-emission, and high-performance energy control products for diverse applications in challenging environments. We have production and assembly facilities primarily in the United States, Europe, and Asia, and promote our products and services through our worldwide locations.

Our strategic focus is providing energy control and optimization solutions for the aerospace and industrial markets. The precise and efficient control of energy, including motion, fluid, combustion, and electrical energy, is a growing requirement in the markets we serve, and we have developed and are executing on strategies to leverage the macro trends of reducing greenhouse gases, commercializing space, and accelerating the digital age. To facilitate a cleaner world, we are partnering with our customers to enable their equipment to be more efficient, capable of utilizing clean burning fuels, advancing fuel cells, and the integration of renewable power in both commercial and defense operations. Our core technologies can be leveraged across our markets and customer applications, enabling us to develop and integrate cost-effective and state-of-the-art fuel, combustion, fluid, actuation, and electronic systems. We focus primarily on serving OEMs and equipment packagers, partnering with them to bring superior component and system solutions to their demanding applications. We also provide service repair, maintenance, replacement, and other service support for our installed products.

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

Global Business Conditions

As global trade dynamics continue to evolve, the impact of increased trade tensions and related tariffs with U.S. trading partners remains a key factor in shaping global economic activity, supply chains, and market stability. Future tariff adjustments may emerge as countries negotiate trade agreements, respond to geopolitical shifts, and address the challenges of inflation and global competition. We expect increased cost pressure resulting from the already announced tariffs, and there are uncertainties surrounding future tariff policy changes and enforcement. However, the Company’s production and supply bases are largely in the same regions where our products are sold, which we believe will mitigate our exposure. Woodward is closely tracking costs from our supply base and customer forecasts regarding the potential impact of currently announced tariff levels, changes to such levels, and actual and potential retaliatory trade actions. We have experienced and are expecting minimal levels of cost pressure as a result of the implemented tariffs. We are proactively working to mitigate this cost pressure, potential sales risks, and potential supply chain disruptions.

BUSINESS ENVIRONMENT AND TRENDS

We serve the aerospace and industrial markets.

Aerospace Markets

Our aerospace products and systems are primarily used to provide propulsion, actuation, and motion control in both commercial and defense fixed-wing aircraft, rotorcraft, smart defense, and other defense systems.

Commercial OEM – In the commercial aerospace markets, global air traffic remained strong. However, due to a strike at Boeing during our first quarter of fiscal 2025, production levels at Boeing did not grow as much as anticipated during the fiscal year. We also experienced inventory management and normalization by our customers, particularly in the second half of the fiscal year. Overall, the commercial OEM market was slightly down year over year.

During fiscal year 2025, overall 737 MAX orders improved, but deliveries for new orders lag by several years. In November 2024, Boeing's U.S. West Coast factory workers accepted a new contract offer, ending a seven-week strike that halted production of the 737 MAX as well as the 777. As a result of the work stoppage and our disciplined and measured production ramp to meet demand following the work stoppage, our direct sales to Boeing for the first half of fiscal year 2025 were negatively impacted. We saw deliveries of the 737 MAX program increase in the second half of fiscal year 2025 as compared to the first half of the fiscal year, and we expect them to continue to increase in future periods as we do not expect the long-term demand for the aircraft to decline. Boeing's build rate did stabilize during fiscal year 2025 and, in October 2025, the FAA and Boeing jointly agreed they could increase the 737 build rates. The market expects Boeing to further increase its build rates in fiscal year 2026. Additionally, we anticipate an increase in OEM and initial provisioning sales for the 737 MAX and CFM LEAP engines in the coming months, which would have a positive effect on our business results.

In fiscal year 2026, we expect steady global air traffic growth. In response, aircraft operators are taking delivery of the newest generation aircraft models to meet growing demand, replace aging aircraft, and achieve greater fuel efficiency, and lower emissions. The delivery of the newest generation of aircraft is expected to favor our product offerings because we have more content on those aircraft. We expect production levels to continue to grow due to strong OEM order backlogs for the new aircraft models and continued demand supply imbalance. Demand in the widebody aviation market improved in fiscal year 2025 compared to recent years due to recovering international travel, which has led to increasing production rates on the A350, A330neo, and Boeing 787. Further, we also expect narrowbody deliveries to improve due to backlog associated with single aisle programs and planned production ramps in fiscal year 2026 as compared to fiscal year 2025.

We have content on the Airbus A220, A320neo, A330neo, Bell 429, Boeing 737 MAX, 777, 787, and Comac C919. We have been awarded content on the Boeing 777-9 and Airbus A350 as well as content on a variety of business jet platforms, among others.

We continue to explore opportunities on new engine and aircraft programs that are under consideration. We recently announced that Airbus has selected Woodward as the supplier for the electro-hydraulic A350 Spoiler Actuation System. The agreement includes the supply of actuation systems for 12 of the 14 aircraft spoilers on the A350, as well as maintenance and repair services for the Woodward-supplied A350 Spoiler Actuation Systems in support of A350 operators and Airbus’ Flight Hour Services business. In addition, Woodward announced the acquisition of Safran’s electromechanical actuation business. With that comes the A350 Trimmable Horizontal Stabilizer Actuator ("THSA") product. These new product offerings with Airbus strengthen Woodward’s position for future product wins.

Defense – In recent years, the defense industry has been strong as budgetary allocations have generally increased since 2016. Ongoing global conflicts and preparation for near-peer threats are leading to higher global defense budgets. The U.S. National Defense Authorization Act ("NDAA") for fiscal year 2025 resulted in higher levels of funding for procurement, research and development, and maintenance, which supported our growth for fiscal year 2025. We expect defense research and development, procurement, and maintenance to increase in future years, which would be beneficial for us for future opportunities in defense markets. Our involvement with a wide variety of defense programs in fixed-wing aircraft, rotorcraft, and weapons systems has provided relative stability for our defense market sales, as some newer programs increase (e.g., F-35 Lightning II and T-7A Trainer), and some legacy programs decrease (e.g., F/A-18 E/F Super Hornet and V-22 Osprey). Other programs are relatively steady (e.g., KC-46A Tanker, UH-60 Black Hawk, and A-64 Apache helicopter programs) and some legacy programs, such as the F-15, should maintain or potentially increase production. Smart defense programs for which we have sales include the Joint Direct Attack Munition (“JDAM”), Small Diameter Bomb (“SDB”), and AIM-9X smart defense systems. During fiscal year 2025, we experienced significant growth in smart defense programs. We expect overall demand to increase in the near term for these weapons programs.

Services – Our commercial services business increased significantly in fiscal year 2025, as global air traffic continued to grow and initial provisioning sales have increased. In addition, our products have been selected for new aerospace platforms, and our content has increased across existing platforms, which drives increased services sales. With the entry into service of single aisle aircraft (Boeing 737 MAX and Airbus A320neo), we have seen a significant increase in initial provisioning sales to the operators of these new aircraft. The increasing utilization of LEAP and GTF engines, on which we have significant content, should further contribute to the anticipated future growth in the commercial services business. As aircraft production levels increase to accommodate rising passenger demand and to mitigate higher operating costs driven largely by higher fuel costs on older and less fuel-efficient aircraft, we expect airlines will retire older generation aircraft as they reach certain age thresholds (typically between 20 and 25 years). However, in the past few years, aircraft retirements have lagged historical levels because passenger demand has outpaced deliveries of the newest generation aircraft, forcing airlines to keep older generation legacy aircraft in service longer than anticipated. This has led to increased demand for repairs and spare parts for older engine programs remaining in service, consistent with air traffic growth. This dynamic applies to commercial services related to repairs and spare parts for mature legacy programs with large in-service fleets, such as the Airbus A320 and the Boeing 777. In fiscal year 2026, we anticipate the commercial services growth rate to moderate as compared to fiscal year 2025 due to high levels of certain products in fiscal year 2025 and because we received advanced purchases from certain customers in the second half of fiscal year 2025 that we believe were made to take advantage of a window of trade stability.

Our defense services sales declined slightly during fiscal year 2025 due to unfavorable mix. Defense budgets continue to support training missions and operations and maintenance upgrades. Global conflicts and growing international demand for various other military programs continue to drive demand for utilization of defense aircraft, including fighter jets, transports and both utility and attack rotorcraft, which are all supported by our products and systems. Although we expect variability, which is generally attributable to the cycling of various maintenance and upgrade programs, as well as actual usage, our outlook for defense services is strong. This is due primarily to growing fleets, the service lives of existing military programs being extended, and increased demand for repairs and spare parts for older military aircraft programs remaining in service.

Industrial Markets

Our industrial products are used worldwide in various types of turbine and reciprocating engine-powered equipment, including electric power generation and distribution systems, ships, locomotives, compressors, pumps, and other mobile and industrial machines.

Power Generation – The demand for power generation, driven in part by rising data center requirements, remained robust in fiscal year 2025. A diverse mix of power generating assets serve this market, including heavy frame, aero derivative, small industrial gas turbines, and reciprocating engines. The increase in fiscal year 2025 was led by increased demand for power generation, data centers, and process industries, particularly in North America, the Middle East, and Asia. We expect this trend to continue as global electrification, renewable integration, and expanding data center loads drive increased electricity consumption. We anticipate continued increased demand in power generation in fiscal year 2026.

Transportation – Our key markets for transportation include compressed natural gas and liquefied natural gas trucks in Asia, mining, and commercial and defense marine markets. In fiscal year 2025, we experienced a material decline in demand for our on‑highway natural gas truck business in China compared to fiscal year 2024. This material decline was due to the deteriorating Chinese economy, a narrower natural gas to diesel price spread, and elevated customer inventory levels; future demand remains uncertain due to the volatility of this business. In global marine markets, demand in fiscal year 2025 increased due to sustained ship build rates and the favorable mix of ships produced. Both commercial and defense marine customers continue to launch additional projects to support new programs or modernize fleets, including incorporating alternative fuels capability, which should drive expanded OEM and service opportunities because multi-fuel engines contain more of our content.

Oil and Gas – During fiscal year 2025, we experienced growth driven by increased demand for solutions supporting liquified natural gas production. However, we did see decreased demand due to market dynamics related to global oil and gas processing. We expect market conditions to stabilize in fiscal year 2026, with early signs of increased demand for traditional oil and gas applications across both reciprocating engines and gas turbine solutions.

RESULTS OF OPERATIONS

Financial Highlights

	Year Ended September 30,
	2025	2024
Net sales:
Aerospace segment	$2,312,806	$2,028,618
Industrial segment	1,254,258	1,295,631
Consolidated net sales	$3,567,064	$3,324,249

Operating profit:
Aerospace segment	$506,613	$385,360
Segment earnings as a percent of segment net sales	21.9%	19.0%
Industrial segment	$182,524	$229,857
Segment earnings as a percent of segment net sales	14.6%	17.7%
Consolidated net earnings	$442,111	$372,971
Adjusted net earnings	$423,553	$379,136

Effective tax rate	15.2%	17.8%
Adjusted effective tax rate	17.7%	18.0%
Consolidated diluted earnings per share	$7.19	$6.01
Consolidated adjusted diluted earnings per share	$6.89	$6.11

Earnings before interest and taxes ("EBIT")	$562,911	$495,472
Adjusted EBIT	$556,233	$503,615
Earnings before interest, taxes, depreciation, and amortization ("EBITDA")	$676,189	$611,642
Adjusted EBITDA	$669,511	$619,785

Adjusted net earnings, adjusted earnings per share, adjusted effective tax rate, EBIT, adjusted EBIT, EBITDA, and adjusted EBITDA, are non-U.S. GAAP financial measures. A description of these measures, as well as a reconciliation of these non-U.S. GAAP financial measures to the most directly comparable U.S. GAAP financial measures, can be found under the caption “Non-U.S. GAAP Financial Measures” in this Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity Highlights

Net cash provided by operating activities for fiscal year 2025 was $471,294, compared to $439,089 for fiscal year 2024. The increase in net cash provided by operating activities in fiscal year 2025 compared to fiscal year 2024 was primarily attributable to increased earnings and the timing of certain tax payments, partially offset by working capital increases.

For fiscal year 2025, free cash flow was $340,366, compared to $342,809 for fiscal year 2024. We define free cash flow as net cash provided by operating activities less payments for property, plant, and equipment. The decrease in free cash flow for fiscal year 2025 as compared to the prior fiscal year was primarily due to higher capital expenditures, partially offset by higher earnings. Free cash flow is a non-U.S. GAAP financial measure. A description of this measure as well as a reconciliation of this non-U.S. GAAP financial measure to the most directly comparable U.S. GAAP financial measure can be found under the caption “Non-U.S. GAAP Financial Measures” in this Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations.

At September 30, 2025, we held $327,431 in cash and cash equivalents and had total outstanding debt of $702,202 with additional borrowing availability of $869,828, net of outstanding letters of credit, under our revolving credit agreement. At September 30, 2025, we also had additional borrowing capacity of $24,176 under various lines of credit and foreign overdraft facilities.

Consolidated Statements of Earnings and Other Selected Financial Data

The following table sets forth consolidated statements of earnings data as a percentage of net sales for each period indicated:

	Year Ended September 30,
	2025	% of Net Sales	2024	% of Net Sales
Net sales	$3,567,064	100%	$3,324,249	100%
Costs and expenses:
Cost of goods sold	2,610,772	73.2	2,447,770	73.6
Selling, general, and administrative expenses	329,823	9.2	307,499	9.3
Research and development costs	147,568	4.1	140,676	4.2
Interest expense	45,689	1.3	47,959	1.4
Interest income	(4,189)	(0.1)	(6,458)	(0.2)
Other income, net	(84,010)	(2.4)	(67,168)	(2.0)
Total costs and expenses	3,045,653	85.4	2,870,278	86.3
Earnings before income taxes	521,411	14.6	453,971	13.7
Income tax expense	79,300	2.2	81,000	2.4
Net earnings	$442,111	12.4	$372,971	11.2

Other select financial data:

	September 30, 2025	September 30, 2024
Working capital	$977,025	$820,101
Total debt	702,202	872,470
Total stockholders' equity	2,566,390	2,176,416

2025 RESULTS OF OPERATIONS

2025 Net Sales Compared to 2024

Consolidated net sales for fiscal year 2025 increased by $242,815, or 7.3%, compared to fiscal year 2024.

Details of the changes in consolidated net sales are as follows:

Consolidated net sales for the year ended September 30, 2024	$3,324,249
Aerospace volume	82,858
Industrial volume	(119,300)
Effects of changes in price	266,731
Effects of changes in foreign currency rates	12,526
Consolidated net sales for the year ended September 30, 2025	$3,567,064

In the Aerospace segment, the increase in net sales for fiscal year 2025 as compared to fiscal year 2024 was primarily attributable to price realization and higher sales volumes.

In the Industrial segment, the decrease in net sales for fiscal year 2025 as compared to fiscal year 2024 was primarily attributable to lower sales volume and unfavorable mix, both related to reduced China on-highway demand, partially offset by price realization.

We have experienced significant sales and earnings decreases in our China on-highway natural gas truck business in fiscal year 2025 as compared to fiscal year 2024. Future demand remains uncertain due to the volatility of this business. We also continue to monitor the evolving trade policy between the U.S. and China.

2025 Costs and Expenses Compared to 2024

Cost of goods sold increased by $163,002 to $2,610,772 for fiscal year 2025, from $2,447,770 for fiscal year 2024. Cost of goods sold as a percentage of net sales declined slightly to 73.2% for fiscal year 2025, compared to 73.6% for fiscal year 2024. The increase in cost of goods sold on an absolute basis in fiscal year 2025 compared to fiscal year 2024 is primarily due to net inflationary impacts on material and labor costs.

Gross margin (as measured by net sales less cost of goods sold, divided by net sales) was 26.8% for fiscal year 2025, compared to 26.4% for fiscal year 2024. Gross margin increased slightly for fiscal year 2025 as compared to fiscal year 2024, primarily due to price realization, partially offset by unfavorable mix.

Selling, general and administrative expenses increased by $22,324, or 7.3%, to $329,823 for fiscal year 2025, compared to $307,499 for fiscal year 2024. Selling, general and administrative expenses as a percentage of net sales were 9.2% for fiscal year 2025 and 9.3% for fiscal year 2024. The increase in selling, general and administrative expenses on an absolute basis for fiscal year 2025 as compared to the prior fiscal year is primarily due to increased expenses relating to business development activities and higher project-related costs.

Research and development costs increased by $6,892, or 4.9%, to $147,568 for fiscal year 2025, as compared to $140,676 for fiscal year 2024. The increase in research and development costs on an absolute basis for fiscal year 2025 as compared to the prior fiscal year is primarily due to variability in the timing of projects and expenses. Research and development costs as a percentage of net sales declined slightly to 4.1% for fiscal year 2025, as compared to 4.2% for fiscal year 2024. Our research and development activities extend across both our operating segments and almost all of our customer base, and we anticipate ongoing variability in research and development costs due to the timing of customer business needs on current and future programs.

Interest expense declined slightly to $45,689, or 1.3% of net sales for fiscal year 2025, compared to $47,959 or 1.4% of net sales for fiscal year 2024. This was primarily due to a lower long-term debt balance after we paid the full principal balance on a series of private placement notes in the current fiscal year.

Other income, net was $84,010 for fiscal year 2025, compared to $67,168 for fiscal year 2024. The increase in other income in fiscal year 2025 compared to fiscal year 2024 was primarily attributable to a one-time gain related to product rationalization activities that was recognized in the current fiscal year that did not occur in the prior fiscal year.

Income taxes were provided at an effective rate on earnings before income taxes of 15.2% for fiscal year 2025, compared to 17.8% for fiscal year 2024. The decrease in the effective tax rate for fiscal year 2025 compared to fiscal year 2024 is primarily attributable to a reduction in the German corporate tax rate and lower projected future withholding taxes on unremitted foreign earnings in the current fiscal year. These favorable items were partially offset by a reduced research and development credit, lower benefits related to foreign intangible income, and higher state income tax expense driven by increased U.S. earnings in the current fiscal year.

Segment Results

The following table presents sales by segment:

	Year Ended September 30,
	2025		2024
Net sales:
Aerospace	$2,312,806	64.8%	$2,028,618	61.0%
Industrial	1,254,258	35.2%	1,295,631	39.0%
Consolidated net sales	$3,567,064	100%	$3,324,249	100%

The following table presents earnings by segment and reconciles segment earnings to consolidated net earnings:

	Year Ended September 30,
	2025	2024
Aerospace	$506,613	$385,360
Industrial	182,524	229,857
Nonsegment expenses	(126,226)	(119,745)
Interest expense, net	(41,500)	(41,501)
Consolidated earnings before income taxes	521,411	453,971
Income tax expense	79,300	81,000
Consolidated net earnings	$442,111	$372,971

The following table presents segment earnings as a percent of segment net sales:

	Year Ended September 30,
	2025	2024
Aerospace	21.9%	19.0%
Industrial	14.6%	17.7%

2025 Segment Results Compared to 2024

Aerospace

Aerospace segment net sales increased by $284,188, or 14.0% to $2,312,806 for fiscal year 2025, compared to $2,028,618 for fiscal year 2024. Segment net sales increased for fiscal year 2025 as compared to fiscal year 2024 primarily due to price realization and higher sales volumes.

Commercial OEM sales decreased in fiscal year 2025 as compared to fiscal year 2024, primarily due to the Boeing work stoppage earlier in the year and our disciplined and measured production ramp that followed, along with inventory normalization by airframers that occurred in the second half of the year. We expect Commercial OEM sales to grow in fiscal year 2026. Commercial services sales increased in fiscal year 2025 as compared to fiscal year 2024 primarily due to favorable pricing and higher volume supported by sustained high aircraft utilization of legacy aircraft and improved throughput by the MRO rates. We believe a portion of the fiscal year 2025 growth in commercial services sales was influenced by certain customers making advanced purchases in the second half of the fiscal year to take advantage of a window of trade stability.

Defense OEM sales increased in fiscal year 2025 as compared to fiscal year 2024, primarily driven by increased demand for our smart defense products, as well as price increases on certain smart defense products that took effect during the fourth quarter of the fiscal year. Defense services sales decreased in fiscal year 2025 as compared to fiscal year 2024 due to unfavorable mix.

Aerospace segment earnings increased by $121,253, or 31.5%, to $506,613 for fiscal year 2025, compared to $385,360 for fiscal year 2024.

The net increase in Aerospace segment earnings for fiscal year 2025 was due to the following:

Earnings for the period ended September 30, 2024	$385,360
Sales volume and mix	17,464
Price, inflation, and productivity	138,887
Manufacturing expenses	(40,953)
Other, net	5,855
Earnings for the period ended September 30, 2025	$506,613

Aerospace segment earnings as a percentage of segment net sales were 21.9% for fiscal year 2025 and 19.0% for fiscal year 2024.

The increase in Aerospace segment earnings for fiscal year 2025 as compared to fiscal year 2024 was primarily due to price realization and higher sales volumes, partially offset by strategic investments in manufacturing capabilities, unfavorable mix, and inflation.

Industrial

Industrial segment net sales decreased by $41,373, or 3.2%, to $1,254,258 for fiscal year 2025, compared to $1,295,631 for fiscal year 2024. This decrease was largely a result of lower sales volume and unfavorable mix, both related to reduced China on-highway demand, partially offset by price realization.

Industrial segment earnings decreased by $47,333, or 20.6%, to $182,524 for fiscal year 2025, compared to $229,857 for fiscal year 2024.

The net decrease in Industrial segment earnings for fiscal year 2025 was due to the following:

Earnings for the period ended September 30, 2024	$229,857
Sales volume and mix	(82,055)
Price, inflation, and productivity	55,414
Effects of changes in foreign currency rates	8,339
Other, net	(29,031)
Earnings for the period ended September 30, 2025	$182,524

Industrial segment earnings as a percentage of segment net sales were 14.6% for fiscal year 2025, compared to 17.7% for fiscal year 2024.

The decrease in Industrial segment earnings for fiscal year 2025 as compared to fiscal year 2024 was primarily a result of lower sales volume and unfavorable mix, partially offset by price realization.

We have experienced significant sales and earnings decreases in our China on-highway natural gas truck business in fiscal year 2025 as compared to fiscal year 2024. Future demand remains uncertain due to the volatility of this business. We also continue to monitor the evolving trade policy between the U.S. and China.

Nonsegment

Nonsegment expenses increased by $6,481 to $126,226 for fiscal year 2025, compared to $119,745 for fiscal year 2024.

The significant items that impacted nonsegment expenses in the current fiscal year as compared to the prior fiscal year were:

	Year Ended September 30,
	2025	2024
Nonsegment expenses	$(126,226)	$(119,745)
Product rationalization	(20,524)	—
Business development activities	7,310	5,902
Specific charge for excess and obsolete inventory	6,536	—
Non-recurring gain related to a previous acquisition	—	(4,803)
Non-recurring charge related to a previous acquisition	—	4,378
Certain non-restructuring separation costs	—	2,666
Nonsegment expenses excluding infrequent significant charges and gains	$(132,904)	$(111,602)

Excluding these charges in the above table, nonsegment expenses increased $21,302 in fiscal year 2025 as compared to the prior fiscal year, primarily due to increased headcount and higher project-related costs.

LIQUIDITY AND CAPITAL RESOURCES

Historically, we have met working capital, capital expenditure, product development, and other liquidity needs through net cash provided by operating activities and borrowings under our credit facilities. We have supplemented liquidity by issuing debt as needed to fund acquisitions, refinance obligations, or repay other indebtedness. We expect that cash generated from our operating activities, together with borrowings under our revolving credit facility and other borrowing capacity, will be sufficient to fund our continuing operating needs for the next 12 months and the foreseeable future. However, we could be adversely affected if the financial institutions providing our capital refuse to honor their contractual commitments, cease lending, or declare bankruptcy. We believe the lending institutions participating in our credit arrangements are financially stable.

Our total cash and cash equivalents were $327,431 at September 30, 2025 and $282,270 at September 30, 2024, and our working capital was $977,025 at September 30, 2025 and $820,101 at September 30, 2024. Of the cash and cash equivalents held at September 30, 2025, $324,617 was held by our foreign locations. We are not presently aware of any significant restrictions on the repatriation of these funds, although a portion is considered indefinitely reinvested in certain foreign subsidiaries. If these funds were needed to fund our operations or satisfy obligations in the United States, then they could be repatriated, and their repatriation into the United States may cause us to incur additional U.S. income taxes or foreign withholding taxes. Any additional U.S. taxes could be offset, in part or in whole, by foreign tax credits. The amount of such taxes and application of tax credits would be dependent on the income tax laws and other circumstances at the time these amounts are repatriated. Based on these variables, it is impractical to determine the income tax liability that might be incurred if these funds were to be repatriated.

Our revolving credit facility, as amended, provides a borrowing capacity of up to $1,000,000 with the option to increase total available borrowings to up to $1,500,000, subject to lenders’ participation. We can borrow against our revolving credit facility as long as we are in compliance with all of our debt covenants. We believe we were in compliance with all our debt covenants as of September 30, 2025. See Note 15, Credit facilities, short-term borrowings, and long-term debt in the Notes to the Consolidated Financial Statements in “Item 8 – Financial Statements and Supplemental Data,” for more information about our covenants. Borrowings under the revolving credit facility can be made in U.S. dollars or in foreign currencies other than the U.S. dollar, provided that the U.S. dollar equivalent of any foreign currency borrowings and U.S. dollar borrowings does not, in total, exceed the borrowing capacity of the revolving credit facility. Historically, we have used borrowings under our revolving credit facilities to meet certain short-term working capital needs, as well as for strategic uses, including repurchases of our common stock, payments of dividends, acquisitions, and facility expansions.

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

At September 30, 2025, we had total outstanding debt of $702,202 consisting of various series of unsecured notes due between 2025 and 2033, and amounts borrowed under our revolving credit facility, and our finance leases. On November 17, 2025, Woodward paid the entire principal balance of $75,000 on the Series I and L Notes using proceeds from borrowings under its existing revolving credit facility.

At September 30, 2025, we had additional borrowing availability of $869,828 under our revolving credit facility, net of outstanding letters of credit, and additional borrowing availability of $24,176 under various foreign credit facilities.

At September 30, 2025, we had $122,300 outstanding amount borrowed under our revolving credit facility. Revolving credit facility and short-term borrowing activity during the fiscal year ended September 30, 2025 were as follows:

Maximum daily balance during the period	$359,100
Average daily balance during the period	$264,546
Weighted average interest rate on average daily balance	5.41%

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

Capital Resources

The following table summarizes certain cash requirements for known contractual and other obligations as of September 30, 2025, and the estimated timing thereof.

	Current	Long-term	Total
Long-term debt, including finance leases	$122,934	$457,613	$580,547
Pension and other post retirement	15,862	154,191	170,053
Purchase obligations	640,763	157,813	798,576

On September 16, 2025, we announced plans to build a precision manufacturing facility in Greer, South Carolina, in Spartanburg County. The new site is a strategic investment for us and will require significant capital investment in the upcoming fiscal years. The site is expected to become operational in 2027 and will progressively scale production and hiring in subsequent years to meet market demand.

Cash Flows

	Year Ended September 30,
	2025	2024
Net cash provided by operating activities	$471,294	$439,089
Net cash used in investing activities	(119,553)	(89,217)
Net cash used in financing activities	(313,926)	(218,047)
Effect of exchange rate changes on cash and cash equivalents	7,346	12,998
Net change in cash and cash equivalents	45,161	144,823
Cash and cash equivalents at beginning of year	282,270	137,447
Cash and cash equivalents at end of year	$327,431	$282,270

2025 Cash Flows Compared to 2024

Net cash provided by operating activities for fiscal year 2025 was $471,294, compared to $439,089 for fiscal year 2024. The increase in net cash provided by operating activities in fiscal year 2025 compared to fiscal year 2024 was primarily attributable to increased earnings and the timing of certain tax payments, partially offset by working capital increases.

Net cash used in investing activities for fiscal year 2025 was $119,553, compared to $89,217 in fiscal year 2024. The increase in cash used in investing activities in fiscal year 2025 compared to fiscal year 2024 was primarily due to increased payments for property, plant, and equipment, as well as payments related to the business acquisition of the Safran Electronics & Defense electromechanical actuation business, all partially offset by proceeds received from certain business divestitures as part of our product rationalization efforts.

Net cash used in financing activities for fiscal year 2025 was $313,926, compared to $218,047 in fiscal year 2024. The increase in net cash flows used in financing activities in fiscal year 2025 compared to fiscal year 2024 was primarily attributable to the change from net debt borrowings to net debt payments, partially offset by decreases in repurchases of common stock. During fiscal year 2025, we had net debt payments in the amount of $180,672, compared to net debt borrowings of $141,183 in fiscal year 2024. During fiscal year 2025, we made $172,857 of cash repurchases of common stock, compared to $390,819 of cash repurchases of common stock during fiscal year 2024.

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

Earnings based non-U.S. GAAP financial measures

Adjusted net earnings is defined by the Company as net earnings excluding, as applicable, (i) product rationalization, (ii) costs related to business development activities, (iii) a specific charge for excess and obsolete inventory, (iv) a non-recurring gain related to a previous acquisition, (v) a non-recurring charge related to a previous acquisition, (vi) certain non-restructuring separation costs, and (vii) the impact of a German corporate tax rate reduction. The product rationalization adjustment pertains to the elimination and divestiture of certain product lines. The specific charge for excess and obsolete inventory relates to the intended disposal of certain inventory in our Industrial segment due in part to an unexpected shift in sales patterns. This non-recurring charge is not related to product rationalization and reflects an isolated event. The Company believes that these excluded items are short-term in nature, not directly related to the ongoing operations of the business, and therefore, their exclusion illustrates more clearly how the underlying business of Woodward is performing.

Management uses adjusted net earnings, adjusted earnings per share, adjusted effective tax rate, and adjusted income tax expense to evaluate the Company’s performance excluding these infrequent or unusual period expenses that are not necessarily indicative of the Company’s operating performance for the period. Management defines adjusted earnings per share as adjusted net earnings, as defined above, divided by the weighted-average number of diluted shares of common stock outstanding for the period. Adjusted income tax expense is defined by the Company as income tax expense excluding, as applicable, (i) product rationalization, (ii) costs related to business development activities, (iii) a specific charge for excess and obsolete inventory, (iv) a non-recurring gain related to a previous acquisition, (v) a non-recurring charge related to a previous acquisition, (vi) certain non-restructuring separation costs, and (vii) the impact of a German corporate tax rate reduction. The product rationalization adjustment pertains to the elimination and divestiture of certain product lines. The specific charge for excess and obsolete inventory relates to the intended disposal of certain inventory in our Industrial segment due in part to an unexpected shift in sales patterns. This non-recurring charge is not related to product rationalization and reflects an isolated event.

The reconciliation of net earnings and earnings per share to adjusted net earnings and adjusted earnings per share, respectively, for the fiscal years ended 2025 and 2024 and are shown in the table below:

	Year Ended September 30,
	2025		2024
	Net Earnings	Earnings Per Share	Net Earnings	Earnings Per Share
Net earnings (U.S. GAAP)	$442,111	$7.19	$372,971	$6.01
Non-U.S. GAAP adjustments, net of tax:
Product rationalization[1]	(20,524)	(0.33)	—	—
Business development activities[2]	7,310	0.12	5,902	0.10
Specific charge for excess and obsolete inventory[3]	6,536	0.11	—	—
Non-recurring gain related to a previous acquisition[1]	—	—	(4,803)	(0.08)
Non-recurring charge related to a previous acquisition[2]	—	—	4,378	0.07
Certain non-restructuring separation costs[2]	—	—	2,666	0.04
Tax effect of Non-U.S. GAAP net earnings adjustments	1,512	0.02	(1,978)	(0.03)
Total non-U.S. GAAP adjustments	(5,166)	(0.08)	6,165	0.10
German corporate tax rate reduction impact[4]	(13,392)	(0.22)	—	—
Adjusted net earnings (Non-U.S. GAAP)	$423,553	$6.89	$379,136	$6.11
(1)
Presented in the line item "Other income, net" in Woodward's Consolidated Statement of Earnings.
(2)
Presented in the line item "Selling, general and administrative expenses" in Woodward's Consolidated Statement of Earnings.
(3)
Presented in the line item "Cost of goods sold" in Woodward's Consolidated Statement of Earnings.
(4)
Presented in the line item "Income tax expense" in Woodward's Consolidated Statement of Earnings.

The reconciliation of income tax expense to adjusted income tax expense and the adjusted effective tax rate are shown in the table below:

	Year Ended September 30,
	2025	2024
Income tax expense (U.S. GAAP)	$79,300	$81,000
Tax effect of Non-U.S. GAAP net income adjustments	11,880	1,978
Adjusted income tax expense (Non-U.S. GAAP)	$91,180	$82,978
Adjusted effective tax rate (Non-U.S. GAAP)	17.7%	18.0%

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

Adjusted EBIT and adjusted EBITDA represent further non-U.S. GAAP adjustments to EBIT and EBITDA, in each case adjusted to exclude, as applicable, (i) product rationalization, (ii) costs related to business development activities, (iii) a specific charge for excess and obsolete inventory, (iv) a non-recurring gain related to a previous acquisition, (v) a non-recurring charge related to a previous acquisition, and (vi) certain non-restructuring separation costs. The product rationalization adjustment pertains to the elimination and divestiture of certain product lines. The specific charge for excess and obsolete inventory relates to the intended disposal of certain inventory in our Industrial segment due in part to an unexpected shift in sales patterns. This non-recurring charge is not related to product rationalization and reflects an isolated event. As these charges are infrequent or unusual items that can be variable from period to period and do not fluctuate with operating results, management believes that by removing these gains and charges from EBIT and EBITDA it improves comparability of past, present, and future operating results and provides consistency when comparing EBIT and EBITDA between periods.

EBIT and adjusted EBIT reconciled to net earnings were as follows:

	Year Ended September 30,
	2025	2024
Net earnings (U.S. GAAP)	$442,111	$372,971
Income tax expense	79,300	81,000
Interest expense	45,689	47,959
Interest income	(4,189)	(6,458)
EBIT (Non-U.S. GAAP)	562,911	495,472
Non-U.S. GAAP adjustments:
Product rationalization	(20,524)	—
Business development activities	7,310	5,902
Specific charge for excess and obsolete inventory	6,536	—
Non-recurring gain related to a previous acquisition	—	(4,803)
Non-recurring charge related to a previous acquisition	—	4,378
Certain non-restructuring separation costs	—	2,666
Total non-U.S. GAAP adjustments	(6,678)	8,143
Adjusted EBIT (Non-U.S. GAAP)	$556,233	$503,615

EBITDA and adjusted EBITDA reconciled to net earnings were as follows:

	Year Ended September 30,
	2025	2024
Net earnings (U.S. GAAP)	$442,111	$372,971
Income tax expense	79,300	81,000
Interest expense	45,689	47,959
Interest income	(4,189)	(6,458)
Amortization of intangible assets	28,224	33,592
Depreciation expense	85,054	82,578
EBITDA (Non-U.S. GAAP)	676,189	611,642
Non-U.S. GAAP adjustments:
Product rationalization	(20,524)	—
Business development activities	7,310	5,902
Specific charge for excess and obsolete inventory	6,536	—
Non-recurring gain related to a previous acquisition	—	(4,803)
Non-recurring charge related to a previous acquisition	—	4,378
Certain non-restructuring separation costs	—	2,666
Total non-U.S. GAAP adjustments	(6,678)	8,143
Adjusted EBITDA (Non-U.S. GAAP)	$669,511	$619,785

The use of these non-U.S. GAAP financial measures is not intended to be considered in isolation of, or as a substitute for, the financial information prepared and presented in accordance with U.S. GAAP. As adjusted net earnings, adjusted net earnings per share, adjusted income tax expense, adjusted effective tax rate, EBIT, adjusted EBIT, EBITDA, and adjusted EBITDA exclude certain financial information compared with net earnings, the most comparable U.S. GAAP financial measure, users of this financial information should consider the information that is excluded. Our calculations of adjusted net earnings, adjusted earnings per share, adjusted income tax expense, adjusted effective tax rate, EBIT, adjusted EBIT, EBITDA, and adjusted EBITDA may differ from similarly titled measures used by other companies, limiting their usefulness as comparative measures.

Cash flow-based non-U.S. GAAP financial measures

Management uses free cash flow, which is defined as net cash flows provided by operating activities less payments for property, plant, and equipment, in reviewing the financial performance of and cash generation by the Company’s various business groups and evaluating cash levels. We believe free cash flow is a useful measure for investors because it portrays our ability to grow organically and generate cash from our businesses for purposes such as paying interest on our indebtedness, repaying maturing debt, funding business acquisitions, investing in research and development, purchasing our common stock, and paying dividends. In addition, securities analysts, investors, and others frequently use free cash flow in their evaluation of companies.

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

Free cash flow reconciled to net cash provided by operating activities was as follows:

	Year Ended September 30,
	2025	2024
Net cash provided by operating activities (U.S. GAAP)	$471,294	$439,089
Payments for property, plant and equipment	(130,928)	(96,280)
Free cash flow (Non-U.S. GAAP)	$340,366	$342,809

CRITICAL ACCOUNTING ESTIMATES

The preparation of financial statements and related disclosures in conformity with U.S. GAAP requires us to make judgments, assumptions, and estimates that affect the amounts reported in the Consolidated Financial Statements and accompanying notes. Note 1, Operations and summary of significant accounting policies, to the Consolidated Financial Statements describes the significant accounting policies and methods used in the preparation of the Consolidated Financial Statements. The estimates and assumptions described below are those that we consider to be most critical to an understanding of our financial statements because they involve significant judgments and uncertainties. All these estimates reflect our best judgment about current, and for some estimates, future economic and market conditions, and their effects based on information available as of the date of these financial statements. As estimates are updated or actual amounts are known, our critical accounting estimates are revised, and operating results may be affected by the revised estimates. Actual results may differ from these estimates under different assumptions or conditions.

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

Point in time and over time revenue recognition

Control of the products generally transfers to the customer at a point in time, if the customer does not control the products as they are produced. We exercise judgment and consider the timing of right of payment, transfer of the risk and rewards, transfers of title, transfer of physical possession, and customer acceptance when determining when control of the product transfers to the customer, generally upon shipment of products. Performance obligations are satisfied and revenue is recognized over time if: (i) the customer receives the benefits as we perform work, (ii) if the customer controls the asset as it is being enhanced, or (iii) if the product being produced for the customer has no alternative use to us and we have an enforceable right to payment with a profit. When services are provided, revenue from those services is recognized over time because control is transferred continuously to customers as we perform the work.

For services that are not short-term in nature, MRO and sales of products that have no alternative use to us and an enforceable right to payment with a profit, we use an actual cost input measure to determine the extent of progress towards completion of the performance obligation. For these revenue streams, revenue is recognized over time as work is performed based on the relationship between actual costs incurred to-date for each contract and the total estimated costs for such contract at completion of the performance obligation (the cost-to-cost method). We have concluded that this measure of progress best depicts the transfer of assets to the customer, because incurred costs are integral to our completion of the performance obligation under the specific customer contract and correlate directly to the transfer of control to the customer. Contract costs include labor, material, and overhead. Contract cost estimates are based on various assumptions to project the outcome of future events. These assumptions include labor productivity, and availability; the complexity of the work to be performed; the cost and availability of materials; the performance of subcontractors; and the availability and timing of funding from the customer. Revenues, including estimated fees or profits, are recorded proportionally as costs are incurred.

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

The carrying value of inventory was $654,608 at September 30, 2025 and $609,092 at September 30, 2024. If economic conditions, customer product requirements, or other factors significantly reduce future customer demand for our products from forecast levels, then future adjustments to the carrying value of inventory may become necessary. We attempt to maintain inventory quantities at levels considered necessary to fill firm and expected orders in a reasonable time frame, which we believe mitigates our exposure to future inventory carrying cost adjustments.

Reviews for impairment of indefinite lived intangible assets

We have one indefinitely lived intangible asset consisting of the Woodward L’Orange trade name. At September 30, 2025, the carrying value of the Woodward L’Orange trade name intangible asset was $68,010, representing approximately 1% of our total assets. The Woodward L’Orange trade name intangible asset is analyzed for impairment on an annual basis and more often if an event occurs or circumstances change that indicate the fair value of the Woodward L’Orange intangible asset may be below its carrying amount.

During the fourth quarter, we completed the annual impairment analysis, for the fiscal year ended September 30, 2025, of the Woodward L’Orange trade name intangible asset as of July 31, 2025. The results of the annual impairment analysis performed as of July 31, 2025 indicated the estimated fair value of the Woodward L’Orange trade name intangible asset was in excess of its carrying value, and accordingly, no impairment existed.

We test for impairment by performing a qualitative assessment or by using a quantitative assessment. In fiscal year 2025, we elected to perform a qualitative assessment and determined it was not more likely than not that our reporting units carrying value was more than its fair value, therefore the quantitative assessment was not performed. Using the qualitative assessment, qualitative factors may include, but are not limited to, economic conditions, industry and market considerations, cost factors, overall financial performance of the reporting unit and other entity and reporting unit specific events.

In fiscal year 2024, we performed a quantitative assessment using a combination of a discounted cash flow analysis and market multiples based upon historical and projected financial information.

The quantitative assessment consists of comparing the fair value of the Woodward L’Orange trade name intangible asset, determined using discounted cash flows based on the relief from royalty method under the income approach, with its carrying amount. If the carrying amount of the Woodward L’Orange trade name intangible asset exceeds its fair value, an impairment loss would be recognized to reduce the carrying amount to its fair value. We have not recorded any impairment charges associated with the indefinitely lived intangible asset since it was acquired.

As part of our ongoing monitoring efforts to assess the Woodward L’Orange trade name indefinite lived asset for possible indications of impairment, we will continue to consider a wide variety of factors, including but not limited to the global economic environment and its potential impact on our business.

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

Our provision for income taxes is subject to volatility and could be affected by earnings that are different than those anticipated in countries that have lower or higher tax rates; by transfer pricing adjustments; and/or changes in tax laws, regulations, and accounting principles, including accounting for uncertain tax positions, or interpretations thereof. There can be no assurance that these items will remain stable over time. Additionally, we record through income tax expense all future excess tax benefits and tax deficiencies from stock options exercised. This creates unpredictable volatility in the effective tax rate because the additional expense or benefit recognized each quarter is based on the timing of the member’s election to exercise any vested stock options outstanding, which is outside our control, and the market price of our shares at the time of exercise, which is subject to market volatility.

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

The percentages of our net sales denominated in a currency other than the USD were as follows:

	For the Year Ended September 30,
	2025	2024
Functional currency:
EUR	16.0%	14.1%
RMB	3.6%	8.7%
JPY	2.3%	2.3%
GBP	2.4%	2.0%
All other foreign currencies	2.9%	2.7%
	27.2%	29.8%

Currency exchange rates vary daily and often one currency strengthens against the USD while another currency weakens. Because of the complex interrelationship of our worldwide supply chains and distribution channels, it is difficult to quantify the impact of a particular change in exchange rates.

We use derivative and/or hedging instruments as risk management tools that involve complexity and are not used for trading or speculative purposes. From time to time, we will enter into a foreign currency exchange rate contract to hedge against changes in foreign currency exchange rates on liabilities expected to be settled at a future date. Market risk arises from the potential adverse effects on the value of derivative instruments that result from a change in foreign currency exchange rates. We minimize this market risk by establishing and monitoring parameters that limit the types of, and degree to which we enter into, derivative instruments. We enter into derivative instruments for risk management purposes only. We do not enter into or issue derivatives for trading or speculative purposes. As of September 30, 2025 and 2024, we had no open foreign currency exchange rate contracts and all previous exchange rate derivative instruments were settled or terminated.

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

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Woodward, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Woodward, Inc. and subsidiaries (the "Company") as of September 30, 2025 and 2024, the related consolidated statements of earnings, comprehensive earnings, cash flows, and stockholders' equity, for each of the three years in the period ended September 30, 2025, and the related notes (collectively referred to as the "financial statements"). We also have audited the Company's internal control over financial reporting as of September 30, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2025, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

Basis for Opinions

The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Definition and Limitations of Internal Control over Financial Reporting

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

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

Point in time and over time revenue recognition and material rights and costs to fulfill a contract – Refer to Notes 1 and 3 to the financial statements

Critical Audit Matter Description

The Company recognizes revenue for performance obligations within a customer contract when control of the associated product or service is transferred to the customer. The Company also identifies and measures material rights associated with consideration it receives from customers for funded research and development activities related to long-term supply contracts.

•
Performance obligations are satisfied and revenue is recognized over time if: (i) the customer receives the benefits as Woodward performs work, (ii) if the customer controls the asset as it is being enhanced, or (iii) if the product being produced for the customer has no alternative use to Woodward and Woodward has an enforceable right to payment with a profit. For products being produced for the customer that have no alternative use to Woodward and Woodward has an enforceable right to payment with a profit, and where the products are substantially the same and have the same pattern of transfer to the customer, revenue is recognized as a series of distinct products. Revenue is recognized at a point in time if the conditions above are not met. Revenue recognized over time and at a point in time was $1,937,766 and $1,629,298, respectively, for the year ended September 30, 2025.
•
Customers sometimes pay consideration to Woodward for product engineering and development activities that do not result in the immediate transfer of distinct products or services to the customer. There is an implicit assumption that without the customer making such advance payments to Woodward, Woodward’s future sales of products or services to the customer would be at a higher selling price; therefore, such payments create a “material right” to the customer that effectively gives the customer an option to acquire future products or services, at a discount, that are dependent upon the product engineering and development. Material rights are recorded as contract liabilities and will be recognized when control of the related products or services are transferred to the customer. Deferred revenue from material rights related to engineering and development funding as of September 30, 2025 were $7,353 within Accrued liabilities and $199,465 in Other liabilities.

We identified both the determination of whether to recognize revenue at a point in time or over time as well as the identification and measurement of material rights associated with funded research and development activities as a critical audit matter because of the significant judgments and assumptions management makes related to alternative use, the enforceable right to payment, and the identification and measurement of material rights. This required a high degree of auditor judgment and an increased extent of effort to evaluate the appropriateness of management’s classification of revenue as point in time or over time and identification and measurement of material rights.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the classification of revenue and identification of material rights included the following, among others:

•
We tested the effectiveness of controls over alternative use, enforceable right to payment, and the application of those conclusions to customer sales orders.
•
We tested the effectiveness of controls over the identification and subsequent monitoring of material rights.
•
We tested that alternative use and enforceable right to payment were appropriately applied to determine that revenue was classified properly.
•
We tested balances identified as material rights by inspecting contracts, source documents, and payment support to determine that balances were appropriately measured, accounted for, and disclosed as material rights.

/s/ DELOITTE & TOUCHE LLP

Denver, Colorado

November 25, 2025

We have served as the Company's auditor since fiscal year 2008.

WOODWARD, INC.

CONSOLIDATED STATEMENTS OF EARNINGS

(In thousands, except per share amounts)

	Year Ended September 30,
	2025	2024	2023
Net sales	$3,567,064	$3,324,249	$2,914,566
Costs and expenses:
Cost of goods sold	2,610,772	2,447,770	2,236,983
Selling, general and administrative expenses	329,823	307,499	269,692
Research and development costs	147,568	140,676	132,095
Restructuring activities	—	—	5,172
Interest expense	45,689	47,959	47,898
Interest income	(4,189)	(6,458)	(2,751)
Other income, net	(84,010)	(67,168)	(50,291)
Total costs and expenses	3,045,653	2,870,278	2,638,798
Earnings before income taxes	521,411	453,971	275,768
Income tax expense	79,300	81,000	43,400
Net earnings	$442,111	$372,971	$232,368

Earnings per share:
Basic earnings per share	$7.42	$6.21	$3.88
Diluted earnings per share	$7.19	$6.01	$3.78

Weighted Average Common Shares Outstanding:
Basic	59,563	60,076	59,908
Diluted	61,464	62,084	61,482

See accompanying Notes to Consolidated Financial Statements

WOODWARD, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS

(In thousands)

	Year Ended September 30,
	2025	2024	2023
Net earnings	$442,111	$372,971	$232,368

Foreign currency related other comprehensive earnings:
Foreign currency translation adjustments	19,041	30,311	21,180
Net (loss) on foreign currency transactions designated as hedges of net investments	(2,263)	(2,381)	(3,090)
Taxes on changes on foreign currency translation adjustments	3,401	334	1,011
Foreign currency translation and transactions adjustments, net of tax	20,179	28,264	19,101

Derivative related other comprehensive earnings:
Unrealized (loss) on fair value adjustment of derivative instruments	(23,105)	(18,551)	(36,587)
Reclassification of net realized losses on derivatives to earnings	22,435	23,093	33,224
Taxes on changes on derivative transactions	—	—	(141)
Derivative adjustments, net of tax	(670)	4,542	(3,504)

Pension and postretirement medical liability other comprehensive earnings:
Net gain arising during the period	3,227	7,826	9,401
Prior service cost arising during the period	—	(1,121)	—
Amortization of:
Prior service cost	785	721	720
Net (gain)	(683)	(1,049)	(823)
Foreign currency exchange rate changes on pension and postretirement medical liabilities	509	110	247
Taxes on changes on pension and postretirement medical liability adjustments	(1,064)	(1,320)	(3,250)
	2,774	5,167	6,295
Total comprehensive earnings	$464,394	$410,944	$254,260

See accompanying Notes to Consolidated Financial Statements

WOODWARD, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	September 30,	September 30,
	2025	2024
ASSETS
Current assets:
Cash and cash equivalents	$327,431	$282,270
Accounts receivable, less allowance for uncollectible amounts of $9,725 and $7,738, respectively	831,116	770,066
Inventories	654,608	609,092
Income taxes receivable	1,553	22,016
Other current assets	69,706	60,167
Total current assets	1,884,414	1,743,611
Property, plant and equipment, net	986,623	940,715
Goodwill	832,288	806,643
Intangible assets, net	428,080	440,419
Deferred income tax assets	118,711	84,392
Other assets	380,027	353,135
Total assets	$4,630,143	$4,368,915
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Short-term debt	$122,300	$217,000
Current portion of long-term debt	122,934	85,719
Accounts payable	289,417	287,457
Income taxes payable	59,655	40,692
Accrued liabilities	313,083	292,642
Total current liabilities	907,389	923,510
Long-term debt, less current portion	456,968	569,751
Deferred income tax liabilities	107,669	121,858
Other liabilities	591,727	577,380
Total liabilities	2,063,753	2,192,499
Commitments and contingencies (Note 22)
Stockholders' equity:
Preferred stock, par value $0.003 per share, 10,000 shares authorized, no shares issued	—	—
Common stock, par value $0.001455 per share, 150,000 shares authorized, 72,960 shares issued	106	106
Additional paid-in capital	482,259	396,554
Accumulated other comprehensive losses	(10,415)	(32,698)
Deferred compensation	1,741	2,662
Retained earnings	3,600,395	3,223,259
	4,074,086	3,589,883
Treasury stock at cost, 13,060 shares and 13,787 shares, respectively	(1,505,955)	(1,410,805)
Treasury stock held for deferred compensation, at cost, 28 shares and 45 shares, respectively	(1,741)	(2,662)
Total stockholders' equity	2,566,390	2,176,416
Total liabilities and stockholders' equity	$4,630,143	$4,368,915

See accompanying Notes to Consolidated Financial Statements

WOODWARD, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended September 30,
	2025	2024	2023
Cash flows from operating activities:
Net earnings	$442,111	$372,971	$232,368
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	113,278	116,170	119,743
Net (gain) loss on sales of assets and businesses	(18,731)	(457)	1,491
Stock-based compensation	31,674	33,052	23,383
Deferred income taxes	(52,358)	(44,606)	(40,155)
Changes in operating assets and liabilities, net of the effect of acquisition:
Trade accounts receivable	(11,475)	35,799	(113,119)
Unbilled receivables (contract assets)	(38,478)	(51,168)	(23,879)
Costs to fulfill a contract	(14,812)	(3,718)	(11,544)
Inventories	(49,624)	(84,944)	3,234
Accounts payable and accrued liabilities	56,818	63,655	67,447
Contract liabilities	(3,042)	31,538	20,115
Income taxes	31,992	(18,069)	(3,652)
Retirement benefit obligations	(3,406)	(1,837)	(909)
Other	(12,653)	(9,297)	34,020
Net cash provided by operating activities	471,294	439,089	308,543

Cash flows from investing activities:
Payments for purchase of property, plant, and equipment	(130,928)	(96,280)	(76,500)
Proceeds from sale of assets	42	2,292	488
Proceeds from business divestiture	50,068	1,800	—
Payments for business acquisition, net of cash acquired	(41,678)	—	878
Proceeds from sales of short-term investments	2,943	9,738	7,692
Payments for purchases of short-term investments	—	(6,767)	(6,109)
Net cash used in investing activities	(119,553)	(89,217)	(73,551)

Cash flows from financing activities:
Cash dividends paid	(64,975)	(58,286)	(51,027)
Proceeds from sales of treasury stock	104,578	89,875	50,749
Payments for repurchases of common stock	(172,857)	(390,819)	(126,380)
Borrowings on revolving lines of credit and short-term borrowings	2,285,900	2,962,800	2,323,500
Payments on revolving lines of credit and short-term borrowings	(2,380,600)	(2,745,800)	(2,390,300)
Payments of debt financing costs	—	—	(2,236)
Payments of long-term debt and finance lease obligations	(85,972)	(75,817)	(779)
Net cash used in financing activities	(313,926)	(218,047)	(196,473)
Effect of exchange rate changes on cash and cash equivalents	7,346	12,998	(8,916)
Net change in cash and cash equivalents	45,161	144,823	29,603
Cash and cash equivalents at beginning of year	282,270	137,447	107,844
Cash and cash equivalents at end of year	$327,431	$282,270	$137,447

See accompanying Notes to Consolidated Financial Statements

WOODWARD, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except per share amounts)

	Stockholders' equity
			Accumulated other comprehensive (loss) earnings
	Common stock	Additional paid-in capital	Foreign currency translation adjustments	Unrealized derivative gains (losses)	Minimum retirement benefit liability adjustments	Total accumulated other comprehensive (loss) earnings	Deferred compensation	Retained earnings	Treasury stock at cost	Treasury stock held for deferred compensation	Total stockholders' equity
Balances as of September 30, 2022	$106	$293,540	$(86,494)	$(6,215)	$146	$(92,563)	$6,781	$2,727,233	$(1,027,194)	$(6,781)	$1,901,122
Net earnings	—	—	—	—	—	—	—	232,368	—	—	232,368
Other comprehensive income (loss), net of tax	—	—	19,101	(3,504)	6,295	21,892	—	—	—	—	21,892
Cash dividends paid ($0.85 per share)	—	—	—	—	—	—	—	(51,027)	—	—	(51,027)
Purchases of treasury stock	—	(302)	—	—	—	—	—	—	(126,380)	—	(126,682)
Sales of treasury stock	—	377	—	—	—	—	—	—	50,090	—	50,467
Common shares issued for benefit plans	—	10,943	—	—	—	—	—	—	8,523	—	19,466
Stock-based compensation	—	23,383	—	—	—	—	—	—	—	—	23,383
Purchases of stock by deferred compensation	—	—	—	—	—	—	178	—	—	(178)	—
Distribution of stock from deferred compensation	—	—	—	—	—	—	(4,183)	—	—	4,183	—
Balances as of September 30, 2023	$106	$327,941	$(67,393)	$(9,719)	$6,441	$(70,671)	$2,776	$2,908,574	$(1,094,961)	$(2,776)	$2,070,989

Balances as of September 30, 2023	$106	$327,941	$(67,393)	$(9,719)	$6,441	$(70,671)	$2,776	$2,908,574	$(1,094,961)	$(2,776)	$2,070,989
Net earnings	—	—	—	—	—	—	—	372,971	—	—	372,971
Other comprehensive earnings (loss), net of tax	—	—	28,264	4,542	5,167	37,973	—	—	—	—	37,973
Cash dividends paid ($0.97 per share)	—	—	—	—	—	—	—	(58,286)	—	—	(58,286)
Purchases of treasury stock	—	(2,774)	—	—	—	—	—	—	(390,819)	—	(393,593)
Sales of treasury stock	—	24,368	—	—	—	—	—	—	67,053	—	91,421
Common shares issued for benefit plans	—	13,967	—	—	—	—	—	—	7,922	—	21,889
Stock-based compensation	—	33,052	—	—	—	—	—	—	—	—	33,052
Purchases of stock by deferred compensation	—	—	—	—	—	—	173	—	—	(173)	—
Distribution of stock from deferred compensation	—	—	—	—	—	—	(287)	—	—	287	—
Balances as of September 30, 2024	$106	$396,554	$(39,129)	$(5,177)	$11,608	$(32,698)	$2,662	$3,223,259	$(1,410,805)	$(2,662)	$2,176,416

Balances as of September 30, 2024	$106	$396,554	$(39,129)	$(5,177)	$11,608	$(32,698)	$2,662	$3,223,259	$(1,410,805)	$(2,662)	$2,176,416
Net earnings	—	—	—	—	—	—	—	442,111	—	—	442,111
Other comprehensive earnings (loss), net of tax	—	—	20,179	(670)	2,774	22,283	—	—	—	—	22,283
Cash dividends paid ($1.09 per share)	—	—	—	—	—	—	—	(64,975)	—	—	(64,975)
Purchases of treasury stock	—	(406)	—	—	—	—	—	—	(170,083)	—	(170,489)
Sales of treasury stock	—	36,059	—	—	—	—	—	—	68,399	—	104,458
Common shares issued for benefit plans	—	18,378	—	—	—	—	—	—	6,534	—	24,912
Stock-based compensation	—	31,674	—	—	—	—	—	—	—	—	31,674
Purchases of stock by deferred compensation	—	—	—	—	—	—	150	—	—	(150)	—
Distribution of stock from deferred compensation	—	—	—	—	—	—	(1,071)	—	—	1,071	—
Balances as of September 30, 2025	$106	$482,259	$(18,950)	$(5,847)	$14,382	$(10,415)	$1,741	$3,600,395	$(1,505,955)	$(1,741)	$2,566,390

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

Woodward’s strategic focus is providing energy control and optimization solutions for the aerospace and industrial markets. The precise and efficient control of energy, including motion, fluid, combustion, and electrical energy, is a growing requirement in the markets Woodward serves. Woodward’s customers look to it to optimize the efficiency, emissions, and operation of power equipment in both commercial and defense operations. Woodward’s core technologies leverage well across its markets and customer applications, enabling it to develop and integrate cost-effective and state-of-the-art fuel, combustion, fluid, actuation, and electronic systems. Woodward focuses its solutions and services primarily on serving original equipment manufacturers (“OEMs”) and equipment packagers, partnering with them to bring superior component and system solutions to their demanding applications. Woodward also provides service repair, maintenance, replacement, and other service support for its installed products.

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

Use of estimates: The preparation of the Consolidated Financial Statements requires management to make use of estimates and assumptions that affect the reported amount of assets and liabilities, at the date of the financial statements and the reported revenues and expenses recognized during the reporting period, and certain financial statement disclosures. Significant estimates include allowances for uncollectible amounts, net realizable value of inventories, customer rebates earned, useful lives of property and identifiable intangible assets, the evaluation of impairments of property, identifiable intangible assets and goodwill, the provision for income tax and related valuation reserves, the valuation of assets and liabilities acquired in business combinations, assumptions used in the determination of the funded status and annual expense of pension and postretirement employee benefit plans, the valuation of stock compensation instruments granted to members, and contingencies. Actual results could differ from those estimates.

Foreign currency exchange rates: The assets and liabilities of substantially all subsidiaries outside the United States are translated at fiscal year-end rates of exchange, and earnings and cash flow statements are translated at weighted-average rates of exchange. The exchange rate in effect at the time of the cash flow is used for significant or infrequent cash flows, such as payments for a business acquisition, for which the use of weighted-average rates of exchange could result in a substantially different cash flow. Translation adjustments are accumulated with other comprehensive (losses) earnings as a separate component of stockholders’ equity and are presented net of tax effects in the Consolidated Statements of Stockholders’ Equity. The effects of changes in foreign currency exchange rates on loans between consolidated subsidiaries that are considered permanent in nature are also accumulated with other comprehensive earnings, net of tax.

The Company is exposed to market risks related to fluctuations in foreign currency exchange rates because some sales transactions, and certain assets and liabilities of its domestic and foreign subsidiaries, are denominated in foreign currencies. Selling, general and administrative expenses include a net foreign currency loss of $512 in fiscal year 2025, a net foreign currency loss of $8,369 in fiscal year 2024, and a net foreign currency loss of $1,020 in fiscal year 2023.

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

Point in time and over time revenue recognition: Control of the products generally transfers to the customer at a point in time, if the customer does not control the products as they are produced. Performance obligations are satisfied and revenue is recognized over time if: (i) the customer receives the benefits as Woodward performs work, (ii) if the customer controls the asset as it is being enhanced, or (iii) if the product being produced for the customer has no alternative use to Woodward and Woodward has an enforceable right to payment with a profit. For products being produced for the customer that have no alternative use to Woodward and Woodward has an enforceable right to payment with a profit, and where the products are substantially the same and have the same pattern of transfer to the customer, revenue is recognized as a series of distinct products. As Woodward satisfies MRO performance obligations, revenue is recognized over time, as the customer, rather than Woodward, controls the asset being enhanced. When services are provided, revenue from those services is recognized over time because control is transferred continuously to customers as Woodward performs the work.

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

Material rights and costs to fulfill a contract: Customers sometimes pay consideration to Woodward for product engineering and development activities that do not result in the immediate transfer of distinct products or services to the customer. There is an implicit assumption that without the customer making such advance payments to Woodward, Woodward’s future sales of products or services to the customer would be at a higher selling price; therefore, such payments create a “material right” to the customer that effectively gives the customer an option to acquire future products or services, at a discount, that are dependent upon the product engineering and development. Material rights are recorded as contract liabilities and will be recognized over time when control of the related products or services are transferred to the customer.

Woodward capitalizes costs of product engineering and development identified as material rights up to the amount of customer funding as costs to fulfill a contract are incurred because the costs incurred up to the amount of the customer funding commitment are recoverable. Product engineering and development costs in excess of contractual customer funding are expensed as incurred. Woodward recognizes the deferred material rights as revenue based on a percentage of actual sales to total estimated lifetime sales of the related developed products as the customers exercise their option to acquire additional products or services at a discount. Woodward amortizes the capitalized costs to fulfill a contract as cost of goods sold proportionally to the recognition of the associated deferred material rights. Estimated total lifetime sales are reviewed at least annually and more frequently when circumstances warrant a modification to the previous estimate.

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

Stock-based compensation: Compensation cost relating to stock-based payment awards made to members and directors is recognized in the financial statements using a fair value method. Non-qualified stock option awards, restricted stock units, and performance restricted stock units are issued under Woodward’s stock-based compensation plans. The cost of such awards, measured at the grant date, is based on the estimated fair value of the award.

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

In coordination with its customers and when terms are considered favorable to Woodward, Woodward from time-to-time transfers ownership to collect amounts due to Woodward for outstanding accounts receivable to third parties in exchange for cash. When the transfer of accounts receivable meets the criteria of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification ("ASC") Topic 860-10, “Transfers and Servicing,” and are without recourse, it is recognized as a sale and the accounts receivable is derecognized.

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

Estimated lives over which fixed assets are generally depreciated at September 30, 2025 were as follows:

Land improvements	10	–	20	years
Buildings and improvements	10	–	40	years
Leasehold improvements	1	–	10	years
Machinery and production equipment	3	–	25	years
Computer equipment and software	3	–	15	years
Office furniture and equipment	3	–	15	years
Other	3	–	5	years

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

For operating leases, lease expense is recognized over the expected lease term and classified as cost of goods sold or selling, general and administrative expenses based on the nature of the underlying leased asset. For finance leases, the ROU asset is recognized over the shorter of the useful life of the asset, consistent with Woodward’s normal depreciation policy, or the lease term, and is classified as cost of goods sold, selling, general and administrative expense, or research and development expense, based on the nature and use of the underlying leased asset.

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

In fiscal year 2025, Woodward used the qualitative approach and was not required to conduct the quantitative analysis. Woodward applied its best judgment when assessing the reasonableness of the assumptions used to determine the fair value of the reporting unit.

In each of fiscal year 2024 and fiscal year 2023, Woodward performed the quantitative assessment consisting of comparing the implied fair value of each reporting unit with its carrying amount that includes goodwill. If the carrying amount of the reporting unit exceeds its implied fair value, Woodward compares the implied fair value of goodwill with the recorded carrying amount of goodwill. If the carrying amount of goodwill exceeds the implied fair value of goodwill, an impairment loss would be recognized to reduce the carrying amount to its implied fair value.

Based on the results of Woodward’s annual goodwill impairment testing, no impairment charges were recorded in the year ended September 30, 2025, 2024, or 2023 or since the goodwill was originally recorded.

Other intangibles: Other intangibles are recognized apart from goodwill whenever an acquired intangible asset arises from contractual or other legal rights, or whenever it is capable of being separated or divided from the acquired entity and sold, transferred, licensed, rented, or exchanged, either individually or in combination with a related contract, asset, or liability. Woodward amortizes the cost of other intangibles over their useful lives unless such lives are deemed indefinite. The cost of finite-lived other intangibles are amortized over their respective useful life using patterns that reflect the periods over which the economic benefits of the assets are expected to be realized. Amortization expense is allocated to cost of goods sold and selling, general and administrative expenses based on the nature of the intangible asset. Finite-lived other intangible assets are reviewed for impairment whenever an event occurs or circumstances change indicating that the related carrying amount of the other intangible asset may not be recoverable. Impairment losses are recognized if the carrying amount of an intangible is both not recoverable and exceeds its fair value.

Woodward has recorded no impairment charges related to its other intangibles in the year ended September 30, 2025, 2024, or 2023.

Estimated lives over which intangible assets are amortized at September 30, 2025 were as follows:

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

In fiscal year 2025, Woodward used the qualitative approach and was not required to conduct the quantitative assessment. Woodward applied its best judgment when assessing the reasonableness of the assumptions used to determine the fair value of the reporting unit. In each of fiscal year 2024 and fiscal year 2023, Woodward performed the quantitative assessment which consists of comparing the fair value of the Woodward L’Orange trade name intangible asset, determined using discounted cash flows based on the relief from royalty method under the income approach, with its carrying amount. If the carrying amount of the Woodward L’Orange trade name intangible asset exceeds its fair value, an impairment loss would be recognized to reduce the carrying amount to its fair value. Woodward has not recorded any impairment charges against the L'Orange trade name intangible asset since it was acquired.

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

Investment in marketable equity securities: Woodward holds marketable equity securities. Based on Woodward’s intentions regarding these instruments, marketable equity securities are classified as trading securities. The trading securities are reported at fair value, with realized gains and losses recognized in “Other income, net.” The trading securities are included in “Other assets.”

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

Deferred compensation: The Company maintains a deferred compensation program as part of its overall compensation package for certain members.

Deferred compensation obligations will be settled either by delivery of a fixed number of shares of Woodward’s common stock (in accordance with certain eligible members’ irrevocable elections) or in cash. Woodward has contributed shares of its common stock into a trust (the "rabbi trust") established for the future settlement of deferred compensation obligations that are payable in shares of Woodward’s common stock. Common stock held by the trust is reflected in the Consolidated Balance Sheets as “Treasury stock held for deferred compensation” and the related deferred compensation obligation is reflected as a separate component of equity in amounts equal to the fair value of the common stock at the dates of contribution. Deferred compensation obligations that will be settled in cash are accounted for on an accrual basis in accordance with the terms of the underlying contract and are reflected in the Consolidated Balance Sheet as “Other liabilities.”

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

Postretirement benefits: The Company provides various benefits to certain current and former members through defined benefit pension and postretirement plans. For financial reporting purposes, net periodic benefits expense and related obligations are calculated using a number of significant actuarial assumptions. Changes in net periodic expense and funding status may occur in the future due to changes in these assumptions. The funded status of defined pension and postretirement plans recognized in the statement of financial position is measured as the difference between the fair market value of the plan assets and the benefit obligation. For a defined benefit pension plan, the benefit obligation is the projected benefit obligation; for any other defined benefit postretirement plan, such as a retiree health-care plan, the benefit obligation is the accumulated benefit obligation. Any over-funded status is recognized as an asset and any underfunded status is recognized as a liability.

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

Note 2. New accounting standards

From time to time, the FASB or other standards setting bodies issue new accounting pronouncements. Updates to the ASC are communicated through issuance of an Accounting Standards Update (“ASU”).

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

	Year Ended September 30,
	2025	2024	2023
Manufactured products	81%	83%	84%
MRO	17%	15%	14%
Services	2%	2%	2%

Point in time and over time revenue recognition

The amount of revenue recognized as point in time or over time follows:

	For the Year Ended September 30,
	2025			2024			2023
	Aerospace	Industrial	Consolidated	Aerospace	Industrial	Consolidated	Aerospace	Industrial	Consolidated
Point in time	$916,671	$712,627	$1,629,298	$853,728	$780,794	$1,634,522	$748,278	$708,458	$1,456,736
Over time	1,396,135	541,631	1,937,766	1,174,890	514,837	1,689,727	1,019,825	438,005	1,457,830
Total net sales	$2,312,806	$1,254,258	$3,567,064	$2,028,618	$1,295,631	$3,324,249	$1,768,103	$1,146,463	$2,914,566

Material rights and costs to fulfill a contract

Amounts recognized related to changes in estimated total lifetime sales for material rights and costs to fulfill contracts with customers follows:

	Year Ended September 30,
	2025	2024	2023
Revenue	$1,462	$17,154	$1,460
Cost of goods sold	1,855	15,486	1,736

Amounts recognized related to amortization of costs to fulfill contracts and contract liabilities, which were not related to changes in estimate, follows:

	Year Ended September 30,
	2025	2024	2023
Revenue	$4,521	$7,230	$6,741
Cost of goods sold	3,717	3,112	5,559

As of September 30, 2025, “Other assets” on the Consolidated Balance Sheets included $203,171 of capitalized costs to fulfill contracts with customers, compared to $185,102 as of September 30, 2024.

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

Accounts receivable consisted of the following:

	September 30, 2025	September 30, 2024
Billed receivables
Trade accounts receivable	$477,217	$455,831
Other (Chinese financial institutions)	104	1,403
Total billed receivables	477,321	457,234
Current unbilled receivables (contract assets)	363,520	320,570
Total accounts receivable	840,841	777,804
Less: Allowance for uncollectible amounts	(9,725)	(7,738)
Total accounts receivable, net	$831,116	$770,066

As of September 30, 2025, “Other assets” on the Consolidated Balance Sheets includes $10,963 of unbilled receivables not expected to be invoiced and collected within a period of 12 months, compared to $11,237 as of September 30, 2024. Unbilled receivables not expected to be invoiced and collected within a period of 12 months are primarily attributable to the timing of revenue recognized in excess of billings in the Aerospace segment.

Billed and unbilled accounts receivable from the U.S. Government were less than 10% of total billed and unbilled accounts receivable at September 30, 2025 and September 30, 2024.

The allowance for uncollectible amounts and change in expected credit losses for trade accounts receivable and unbilled receivables (contract assets) consisted of the following:

	Year Ended September 30,
	2025	2024	2023
Balance, beginning	$7,738	$5,847	$3,922
Changes in estimates	1,879	3,219	7,211
Write-offs	(347)	(586)	(5,305)
Other[1]	455	(742)	19
Balance, ending	$9,725	$7,738	$5,847
(1)
Includes effects of foreign exchange rate changes during the period.

Contract liabilities

Contract liabilities consisted of the following:

	September 30, 2025		September 30, 2024
	Current	Noncurrent	Current	Noncurrent
Deferred revenue from material rights from JV formation	$7,298	$229,878	$6,580	$232,164
Deferred revenue from advanced invoicing and/or prepayments from customers	14,944	2,115	23,706	6,437
Liability related to customer supplied inventory	19,640	—	20,563	—
Deferred revenue from material rights related to engineering and development funding	7,353	199,465	5,942	186,008
Net contract liabilities	$49,235	$431,458	$56,791	$424,609

The current portion of contract liabilities is included in “Accrued liabilities” and the noncurrent portion is included in “Other liabilities” of Woodward’s Consolidated Balance Sheets. Woodward recognized revenue of $31,998 in the year ended September 30, 2025 from contract liabilities balances recorded as of September 30, 2024, compared to $44,398 in the year ended September 30, 2024 from contract liabilities balances recorded as of September 30, 2023.

The amount of revenue recognized related to noncash consideration received from customers follows:

	For the Year Ended September 30,
	2025	2024	2023
Aerospace	$68,059	$61,323	$50,329
Industrial	3,089	4,974	1,939
Consolidated	$71,148	$66,297	$52,268

Remaining performance obligations

Remaining performance obligations related to the aggregate amount of the total contract transaction price of firm orders for which the performance obligation has not yet been recognized in revenue as of September 30, 2025 was $3,195,156, compared to $2,932,793 as of September 30, 2024, the majority of which in both periods relate to Woodward’s Aerospace segment. Woodward expects to recognize almost all of these remaining performance obligations within two years after September 30, 2025.

Remaining performance obligations related to material rights that have not yet been recognized in revenue as of September 30, 2025 was $513,570, of which $13,517 is expected to be recognized in fiscal year 2026, and the balance is expected to be recognized thereafter. Woodward expects to recognize revenue from performance obligations related to material rights over the life of the underlying programs, which may be as long as 40 years.

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

Revenue by primary market for the Aerospace reportable segment was as follows:

	Year Ended September 30,
	2025	2024	2023
Commercial OEM	$690,962	$738,394	$651,275
Commercial services	823,547	640,823	547,625
Defense OEM	561,288	406,810	368,653
Defense services	237,009	242,591	200,550
Total Aerospace segment net sales	$2,312,806	$2,028,618	$1,768,103

Revenue by primary market for the Industrial reportable segment was as follows:

	Year Ended September 30,
	2025	2024	2023
Power generation	$488,940	$443,667	$382,536
Transportation	507,376	624,762	527,498
Oil and gas	257,942	227,202	236,429
Total Industrial segment net sales	$1,254,258	$1,295,631	$1,146,463

Based on changes in market dynamics, the Company has refined its Industrial end market presentation to better align certain sales within power generation, transportation, and oil and gas. Accordingly, sales for the years ended September 30, 2025 and 2024 have been reclassified for comparability. The reclassification had no impact on total Industrial or the consolidated financial results.

The customers who account for 10% or more of net sales of each of Woodward’s reportable segments are as follows:

	For the Year Ended September 30,
	2025	2024	2023
Aerospace	RTX Corporation, GE Aerospace, The Boeing Company	RTX Corporation, The Boeing Company	RTX Corporation, General Electric Company, The Boeing Company
Industrial	Rolls-Royce PLC, Caterpillar Inc., GE Vernova	Weichai Power, Rolls-Royce PLC	Rolls-Royce PLC, Caterpillar Inc., Weichai Power

Net sales by geographic area, as determined based on the location of the customer, were as follows:

	Year Ended September 30,
	2025			2024			2023
	Aerospace	Industrial	Consolidated	Aerospace	Industrial	Consolidated	Aerospace	Industrial	Consolidated
United States	$1,585,173	$329,108	$1,914,281	$1,404,223	$294,033	$1,698,256	$1,254,954	$283,121	$1,538,075
Germany	72,883	202,539	275,422	72,583	196,775	269,358	80,450	193,392	273,842
Europe, excluding Germany	224,302	341,286	565,588	202,421	297,517	499,938	163,222	273,757	436,979
China	148,192	137,678	285,870	96,136	293,908	390,044	56,773	186,713	243,486
Asia, excluding China	61,965	187,240	249,205	59,103	163,603	222,706	37,107	162,922	200,029
Other countries	220,291	56,407	276,698	194,152	49,795	243,947	175,597	46,558	222,155
Total net sales	$2,312,806	$1,254,258	$3,567,064	$2,028,618	$1,295,631	$3,324,249	$1,768,103	$1,146,463	$2,914,566

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

The following is a reconciliation of net earnings to basic earnings per share and diluted earnings per share:

	Year Ended September 30,
	2025	2024	2023
Numerator:
Net earnings	$442,111	$372,971	$232,368
Denominator:
Basic shares outstanding	59,563	60,076	59,908
Dilutive effect of stock options; restricted and performance stock units	1,901	2,008	1,574
Diluted shares outstanding	61,464	62,084	61,482
Income per common share:
Basic earnings per share	$7.42	$6.21	$3.88
Diluted earnings per share	$7.19	$6.01	$3.78

The following stock option grants were outstanding but were excluded from the computation of diluted earnings per share because their inclusion would have been anti-dilutive:

	Year Ended September 30,
	2025	2024	2023
Options	25	63	561
Weighted-average option price	$186.19	$135.26	$114.88

The weighted-average shares of common stock outstanding for basic and diluted earnings per share included the weighted-average treasury stock shares held for deferred compensation obligations of the following:

	Year Ended September 30,
	2025	2024	2023
Weighted-average treasury stock shares held for deferred compensation obligations	33	51	88

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

None of Woodward’s lease agreements contain significant residual value guarantees, restrictions, or covenants. As of September 30, 2025, Woodward has not entered into any lease arrangements that have not yet commenced but would create significant rights and obligations. Woodward does not have any lease transactions between related parties.

Lease-related assets and liabilities follows:

	Classification on the Consolidated Balance Sheets	September 30, 2025	September 30, 2024
Assets:
Operating lease assets	Other assets	$25,274	$27,135
Finance lease assets	Property, plant, and equipment, net	2,896	2,516
Total lease assets		28,170	29,651

Current liabilities:
Operating lease liabilities	Accrued liabilities	5,465	5,029
Finance lease liabilities	Current portion of long-term debt	1,032	719
Noncurrent liabilities:
Operating lease liabilities	Other liabilities	20,199	22,670
Finance lease liabilities	Long-term debt, less current portion	1,902	2,017
Total lease liabilities		$28,598	$30,435

Supplemental lease-related information was as follows:

	September 30, 2025	September 30, 2024
Weighted average remaining lease term
Operating leases	7.3 years	8.1 years
Finance leases	3.0 years	3.8 years
Weighted average discount rate
Operating leases	4.5%	4.4%
Finance leases	5.0%	4.6%

Lease-related expenses were as follows:

	Year Ended September 30,
	2025	2024	2023
Operating lease expense	$7,568	$6,804	$6,213
Amortization of financing lease assets	967	820	914
Interest on financing lease liabilities	162	138	157
Variable lease expense	1,200	1,299	917
Short-term lease expense	205	164	196
Total lease expense	$10,102	$9,225	$8,397

Lease-related supplemental cash flow information was as follows:

	Year Ended September 30,
	2025	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$6,044	$5,375	$5,151
Operating cash flows for finance leases	162	138	157
Financing cash flows for finance leases	971	818	779
Right-of-use assets obtained in exchange for recorded lease obligations:
Operating leases	6,016	6,117	2,230
Finance leases	1,171	—	48

Maturities of lease liabilities were as follows:

Year Ending September 30:	Operating Leases	Finance Leases
2026	$6,561	$1,146
2027	5,435	1,143
2028	4,554	555
2029	3,406	204
2030	2,638	89
Thereafter	7,612	—
Total lease payments	30,206	3,137
Less: imputed interest	(4,542)	(203)
Total lease obligations	$25,664	$2,934

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

Although Woodward expects to allocate some portion of future net sales to these customers to embedded lessor arrangements, it cannot provide expected future undiscounted lease payments from property, plant, and equipment leased to customers as of September 30, 2025. If, in the future, customers reduce purchases of related products from Woodward, the Company believes it will derive additional value from the underlying equipment by repurposing its use to support other customer arrangements.

Woodward recognizes revenue from the embedded lessor arrangements based on the value of the underlying dedicated property, plant, and equipment. There are no fixed payments that the customers under the embedded lessor arrangements are obligated to pay. Therefore, all the customer payments under the embedded lessor arrangements are considered variable with the associated leasing revenue recognized when the revenue from underlying product sale related to variable lease payment is recognized. Revenue from contracts with customers that included embedded operating leases, which is included in “Net sales” at the Consolidated Statements of Earnings, was $3,947 for the fiscal year ended September 30, 2025, compared to $5,486 for the fiscal year ended September 30, 2024 and $5,030 for the fiscal year ended September 30, 2023.

The carrying amount of property, plant, and equipment leased to others through embedded leasing arrangements, included in “Property, plant, and equipment, net” at the Consolidated Balance Sheets, was as follows:

	September 30, 2025	September 30, 2024
Property, plant, and equipment	$41,593	$48,495
Less accumulated depreciation	(29,110)	(32,994)
Property, plant, and equipment, net	$12,483	$15,501

Note 6. Joint venture

In fiscal year 2016, Woodward and GE consummated the formation of a strategic joint venture (the “JV”). For purposes of the JV, GE has been acting through GE Aerospace since April 2024. The JV was formed to develop, manufacture, and support fuel systems for specified existing and all future GE commercial aircraft engines that produce thrust in excess of 50,000 pounds. Woodward is accounting for its 50% ownership interest in the JV using the equity method of accounting. The JV is a related party to Woodward, and transactions between Woodward and the JV are included in our Aerospace segment.

Unamortized deferred revenue from material rights in connection with the JV formation included:

	September 30, 2025	September 30, 2024
Accrued liabilities	$7,298	$6,580
Other liabilities	229,878	232,164

Amortization of the deferred revenue (material right) recognized as an increase to sales was $6,462 for the fiscal year ended September 30, 2025, $6,294 for the fiscal year ended September 30, 2024, and $5,020 for the fiscal year ended September 30, 2023.

Other income related to Woodward’s equity interest in the earnings of the JV were as follows:

	For the Year Ended September 30,
	2025	2024	2023
Other income	$45,850	$41,191	$36,846

As part of the JV formation, GE pays contingent consideration to Woodward consisting of 15 annual payments of $4,894 per year, which began in the second quarter of fiscal year 2017, subject to certain claw-back conditions. Woodward received its annual payments of $4,894 during the three months ended March 31, 2025, 2024, and 2023, which were recorded as deferred income and included in “Net cash provided by operating activities” on the Consolidated Statements of Cash Flows.

Cash distributions to Woodward from the JV, recognized in "Other, net" in Net cash provided by operating activities on the Consolidated Statements of Cash Flows, were as follows:

	Year Ended September 30,
	2025	2024	2023
Cash distributions	$42,000	$38,000	$29,000

Net sales to the JV were as follows:

	For the Year Ended September 30,
	2025	2024	2023
Net sales	$97,576	$80,708	$47,607

Woodward net sales include a reduction of $71,030 for the fiscal year ended September 30, 2025, $63,794 for the fiscal year ended September 30, 2024, and $49,624 for the fiscal year ended September 30, 2023 related to royalties owed to the JV by Woodward on sales by Woodward directly to third-party commercial services customers.

The Consolidated Balance Sheets include “Accounts receivable” related to amounts the JV owed Woodward, “Accounts payable” related to amounts Woodward owed the JV, and “Other assets” related to Woodward’s net investment in the JV, as follows:

	September 30, 2025	September 30, 2024
Accounts receivable	$5,377	$5,205
Accounts payable	8,370	11,378
Other assets	23,069	19,219

Woodward records in “Other liabilities” amounts invoiced to the JV for support of the JV’s engineering and development projects as an increase to contract liabilities and records in “Other assets” related incurred expenditures as costs to fulfill a contract. Contract liabilities and costs to fulfill a contract were as follows:

	September 30, 2025	September 30, 2024
Contract liabilities	$78,985	$78,226
Costs to fulfill a contract	78,985	78,226

Woodward recognized revenue of $1,488 in the fiscal year ended September 30, 2025, from contract liabilities, recorded as of September 30, 2024, compared to $812 in the fiscal year ended September 30, 2024, from contract liabilities recorded as of September 30, 2023. Comparatively, Woodward recognized cost of goods sold of $1,488 in the fiscal year ended September 30, 2025, from contract assets recorded as of September 30, 2024, compared to $1,236 in the fiscal year ended September 30, 2024, from contract assets recorded as of September 30, 2023.

No reductions in costs to fulfill a contract or contract liabilities were recorded during the fiscal year ended September 30, 2025 as a result of the termination of joint venture engineering and development projects. In the fiscal year ended September 30, 2024, Woodward recognized a $9,680 reduction in the contract liability and a $9,680 reduction in costs to fulfill a contract related to the termination of a JV engineering and development project previously recognized as a material right.

Note 7. Financial instruments and fair value measurements

The table below presents information about Woodward’s financial assets and liabilities that are measured at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques Woodward utilized to determine such fair value.

	At September 30, 2025				At September 30, 2024
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Financial assets:
Investments in banks and financial institutions	$30,256	$—	$—	$30,256	$23,128	$—	$—	$23,128
Equity securities	37,846	—	—	37,846	30,782	—	—	30,782
Cross-currency interest rate swaps	—	—	—	—	—	—	—	—
Total financial assets	$68,102	$—	$—	$68,102	$53,910	$—	$—	$53,910

Financial liabilities:
Cross-currency interest rate swaps	$—	$27,406	$—	$27,406	$—	$12,004	$—	$12,004
Total financial liabilities	$—	$27,406	$—	$27,406	$—	$12,004	$—	$12,004

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

Equity securities: Woodward holds marketable equity securities, through investments in various mutual funds, related to its deferred compensation program. Based on Woodward’s intentions regarding these instruments, marketable equity securities are classified as trading securities. The trading securities are reported at fair value, with realized gains and losses recognized in “Other income, net” on the Consolidated Statements of Earnings. The trading securities are included in “Other assets” in the Consolidated Balance Sheets. The fair values of Woodward’s trading securities are based on the quoted market prices for the net asset value of the various mutual funds.

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

The estimated fair values and carrying costs of other financial instruments that are not required to be remeasured at fair value in the Consolidated Balance Sheets were as follows:

		At September 30, 2025		At September 30, 2024
	Fair Value Hierarchy Level	Estimated Fair Value	Carrying Cost	Estimated Fair Value	Carrying Cost
Assets:
Notes receivable from municipalities	2	$5,444	$5,392	$6,961	$6,514
Investments in short-term time deposits	2	67	66	3,064	3,064
Liabilities:
Long-term debt	2	$566,582	$580,547	$634,071	$656,360

In connection with certain economic incentives related to Woodward’s development of a second campus in the greater-Rockford, Illinois area for its Aerospace segment and Woodward’s development of its corporate headquarters in Fort Collins, Colorado, Woodward received long-term notes from municipalities within the states of Illinois and Colorado. The fair value of the long-term notes was estimated based on a model that discounted future principal and interest payments received at an interest rate available to the Company at the end of the period for similarly rated municipal notes of similar maturity, which is a level 2 input as defined by the U.S. GAAP fair value hierarchy. The interest rates used to estimate the fair value of the long-term notes were 3.0% at September 30, 2025 and 2.7% at September 30, 2024.

From time to time, certain of Woodward’s foreign subsidiaries will invest excess cash in short-term time deposits with a fixed maturity date of longer than three months but less than one year from the date of the deposit. Woodward believes that the investments are with creditworthy financial institutions. The fair value of the investments in short-term time deposits was estimated based on a model that discounted future principal and interest payments to be received at an interest rate available to the foreign subsidiary entering into the investment for similar short-term time deposits of similar maturity. This was determined to be a level 2 input as defined by the U.S. GAAP fair value hierarchy. The interest rates used to estimate the fair value of the short-term time deposits was 5.3% at September 30, 2025 and 6.8% at September 30, 2024.

The fair value of long-term debt was estimated based on a model that discounted future principal and interest payments at interest rates available to the Company at the end of the period for similar debt of the same maturity, which is a level 2 input as defined by the U.S. GAAP fair value hierarchy. The weighted-average interest rates used to estimate the fair value of long-term debt were 4.2% at September 30, 2025 and 4.5% at September 30, 2024.

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

The net interest income of the cross-currency interest rate swaps is recorded as a reduction to “Interest expense” in Woodward’s Consolidated Statements of Earnings. The 2020 Floating-Rate Cross-Currency Swap expired on May 31, 2023 and, as such, is no longer recorded on the Consolidated Balance Sheets. As of September 30, 2025, the total notional value of the 2020 Fixed-Rate Cross-Currency Swaps was $315,000. See Note 7, Financial instruments and fair value measurements, for the related fair value of the derivative instruments as of September 30, 2025.

Derivatives instruments in fair value hedging relationships

In May 2020, Woodward entered into a U.S. dollar denominated intercompany loan payable with identical terms and notional value as the 2020 Floating-Rate Cross-Currency Swap, together with a reciprocal intercompany floating-rate cross-currency interest rate swap. The agreements were entered into by Woodward Barbados Euro Financing SRL (“Euro Barbados”), a wholly owned subsidiary of Woodward. The U.S. dollar denominated intercompany loan and reciprocal intercompany floating-rate cross-currency interest rate swap are designated as a fair value hedge under the criteria prescribed in ASC 815. The objective of the derivative instrument is to hedge against the foreign currency exchange risk attributable to the spot remeasurement of the U.S. dollar denominated intercompany loan, as Euro Barbados maintains a Euro functional currency.

For each floating-rate intercompany cross-currency interest rate swap, only the change in the fair value related to the cross-currency basis spread, or excluded component, of the derivative instrument is recognized in accumulated other comprehensive income ("OCI"). The remaining change in the fair value of the derivative instrument is recognized in foreign currency transaction gain or loss included in “Selling, general and administrative expenses” in Woodward’s Consolidated Statements of Earnings. The change in the fair value of the derivative instrument in foreign currency transaction gain or loss offsets the change in the spot remeasurement of the intercompany Euro and U.S. dollar denominated loans. Hedge effectiveness is assessed based on the fair value changes of the derivative instrument, after excluding any fair value changes related to the cross-currency basis spread. The initial cost of the cross-currency basis spread is recorded in earnings each period through the swap accrual process. There are no credit-risk-related contingent features associated with the intercompany floating-rate cross-currency interest rate swap.

Derivative instruments in cash flow hedging relationships

In May 2020, Woodward entered into five U.S. dollar intercompany loans payable, with identical terms and notional values of each tranche of the 2020 Fixed-Rate Cross-Currency Swaps, together with reciprocal fixed-rate intercompany cross-currency interest rate swaps. The agreements were entered into by Euro Barbados and are designated as cash flow hedges under the criteria prescribed in ASC 815. The objective of these derivative instruments is to hedge the risk of variability in cash flows attributable to the foreign currency exchange risk of cash flows for future principal and interest payments associated with the U.S. dollar denominated intercompany loans over a 13-year period, as Euro Barbados maintains a Euro functional currency.

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

Derivatives instruments in net investment hedging relationships

On September 23, 2016, Woodward and Woodward International Holding B.V., a wholly owned subsidiary of Woodward organized under the laws of The Netherlands (the “BV Subsidiary”), each entered into a note purchase agreement (the “2016 Note Purchase Agreement”) relating to the sale by Woodward and the BV Subsidiary of an aggregate principal amount of €160,000 of senior unsecured notes in a series of private placement transactions. Woodward issued €40,000 aggregate principal amount of Woodward’s Series M Senior Notes due September 23, 2026 (the “Series M Notes”). Woodward designated the Series M Notes as a hedge of a foreign currency exposure of Woodward’s net investment in its Euro denominated functional currency subsidiaries. Related to the Series M Notes, included in foreign currency translation adjustments within total comprehensive (losses) earnings are net foreign exchange losses of $2,263 for the fiscal year ended September 30, 2025, compared to net foreign exchange losses of $2,381 for the fiscal year ended September 30, 2024, and net foreign exchange losses of $3,090 for the fiscal year ended September 30, 2023.

Impact of derivative instruments designated as qualifying hedging instruments

The following table discloses the amounts recognized in relation to the cash flow hedges designated as qualifying hedging instruments:

		Year Ended September 30,
Derivatives in:	Location	2025	2024	2023
Loss reclassified from accumulated OCI into earnings	Selling, general and administrative expenses	$22,435	$23,093	$32,285
Loss recognized in accumulated OCI	Selling, general and administrative expenses	23,105	18,551	35,712
		$45,540	$41,644	$67,997

The following table discloses the amounts recognized in relation to the fair value hedges designated as qualifying hedging instruments:

		Year Ended September 30,
Derivatives in:	Location	2025	2024	2023
Loss reclassified from accumulated OCI into earnings	Selling, general and administrative expenses	$—	$—	$939
Loss recognized in accumulated OCI	Selling, general and administrative expenses	—	—	875
		$—	$—	$1,814

The remaining unrecognized gains and losses in Woodward’s Consolidated Balance Sheets associated with derivative instruments that were previously entered into by Woodward, which are classified in accumulated OCI were net losses of $5,830 as of September 30, 2025 and $5,160 as of September 30, 2024.

Note 9. Supplemental statement of cash flows information

	Year Ended September 30,
	2025	2024	2023
Interest paid	$34,725	$36,700	$35,306
Income taxes paid	105,427	152,049	92,509
Income tax refunds received	4,672	6,521	3,661
Non-cash activities:
Purchases of property, plant and equipment on account	12,173	22,056	11,276
Common shares issued from treasury to settle benefit obligations	24,912	21,889	19,466
Receivables related to business divestitures	1,750	—	—

Note 10. Acquisitions and Divestitures

Acquisitions

On July 21, 2025, the Company acquired 100% of the outstanding equity interests of Safran Electronics and Defense Canada, Inc. and certain net assets of Safran’s electro-mechanical actuation business in the United States and Mexico (“Safran Acquisition”) for total consideration of $41,678, net of cash acquired and subject to net working capital adjustments to be finalized in fiscal year 2026. The acquisition, included within the Aerospace reportable segment, expands the Company’s electromechanical actuation portfolio and was financed through the use of cash on hand. The Company incurred acquisition-related costs of $9,348 in fiscal year 2025 that were expend as incurred and recorded in Selling, general and administrative expenses within the Consolidated Statement of Earnings.

The following table summarizes the preliminary determination of the fair value of the assets acquired and liabilities assumed that are included in the Consolidated Balance Sheet as of September 30, 2025:

July 21, 2025
Assets:
Accounts Receivable	$8,032
Inventories	12,514
Other current assets	3,125
Property, plant, and equipment	6,945
Goodwill	18,389
Other assets	4,528
Total assets	$53,533
Liabilities:
Accrued liabilities	$4,201
Accounts payable	2,981
Income tax payable	188
Other noncurrent liabilities	4,485
Total liabilities	$11,855

The majority of the goodwill is expected to be deductible for tax purposes and represents the estimated value of the acquired workforce, expanded sales opportunities on the next generation of aircraft, and other synergies expected from the integration of the Safran Acquisition with Woodward’s Aerospace segment. As of September 30, 2025, the purchase accounting is subject to final adjustment, primarily for working capital adjustments, amounts allocated to goodwill, and tax balances.

We have not presented pro forma results because the Safran Acquisition was not deemed significant at the date of Closing.

Divestitures

The Company periodically reviews its business and from time to time may sell businesses, assets, or product lines as part of business rationalization. Any gain or loss recognized due to divestitures is recorded within the line item “Other income, net” in the Consolidated Statements of Earnings.

In connection with certain product rationalization activities, during the year ended September 30, 2025, the Company sold certain product lines and its heavy-duty gas turbine combustion parts product line, included in the Industrial segment, to third parties. The Company received cash proceeds of $50,068 and receivables of $1,750 included in “Other current assets” and “Other assets” in the Consolidated Balance Sheets and recognized a pretax gain of $20,524.

The sale of the heavy-duty gas turbine combustion parts product line was completed on March 3, 2025. The carrying value of the assets and liabilities sold were as follows:

March 3, 2025
Assets:
Inventories	$20,110
Property, plant, and equipment	2,904
Goodwill	5,772
Intangible assets	2,269
Other assets	2,608
Total assets	$33,663
Liabilities:
Accrued liabilities	$1,566
Accounts payable	459
Other noncurrent liabilities	2,474
Total liabilities	$4,499

Note 11. Inventories

	September 30, 2025	September 30, 2024
Raw materials	$192,373	$161,734
Work in progress	163,275	147,676
Component parts (1)	382,650	376,456
Finished goods	102,746	91,787
Customer supplied inventory	19,640	20,563
On-hand inventory for which control has transferred to the customer	(206,076)	(189,124)
	$654,608	$609,092
(1)
Component parts include items that can be sold separately as finished goods or included in the manufacture of other products.

Note 12. Property, plant, and equipment

	September 30, 2025	September 30, 2024
Land and land improvements	$95,172	$91,105
Buildings and building improvements	626,144	599,897
Leasehold improvements	15,900	22,022
Machinery and production equipment	885,473	849,595
Computer equipment and software	116,706	120,185
Office furniture and equipment	43,312	42,873
Other	33,591	33,392
Construction in progress	111,580	71,890
	1,927,878	1,830,959
Less accumulated depreciation	(941,255)	(890,244)
Property, plant, and equipment, net	$986,623	$940,715

Woodward had depreciation expense as follows:

	Year Ended September 30,
	2025	2024	2023
Depreciation expense	$85,054	$82,578	$82,154

Note 13. Goodwill

	September 30, 2024	Additions	Reduction from Divestiture	Effects of Foreign Currency Translation	September 30, 2025
Aerospace	$455,423	$18,389	$—	$(33)	$473,779
Industrial	351,220	—	(5,772)	13,061	358,509
Consolidated	$806,643	$18,389	$(5,772)	$13,028	$832,288

	September 30, 2023	Additions	Reduction from Divestiture	Effects of Foreign Currency Translation	September 30, 2024
Aerospace	$455,423	$—	$—	$—	$455,423
Industrial	336,045	—	—	15,175	351,220
Consolidated	$791,468	$—	$—	$15,175	$806,643

On July 21, 2025, Woodward completed the Safran Acquisition (see Note 10, Acquisitions and Divestitures) which resulted in the recognition of $18,389 in goodwill in the Company's Aerospace segment.

On March 3, 2025, the sale of the Industrial heavy-duty gas turbine combustion parts product line located in Greenville, South Carolina was completed (see Note 10, Acquisitions and Divestitures), which resulted in the removal of $5,772 of goodwill in the Company's Industrial segment.

Woodward tests goodwill for impairment at the reporting unit level on an annual basis or at any time there is an indication goodwill may be impaired, commonly referred to as triggering events. Woodward completed its annual goodwill impairment test as of July 31, 2025 during the quarter ended September 30, 2025. The results of Woodward’s annual goodwill impairment test performed as of July 31, 2025 did not indicate impairment of any of Woodward’s reporting units.

Note 14. Intangible assets, net

	September 30, 2025			September 30, 2024
	Gross Carrying Value	Accumulated Amortization	Net Carrying Amount	Gross Carrying Value	Accumulated Amortization	Net Carrying Amount
Intangible assets with finite lives:
Customer relationships and contracts:
Aerospace	$281,683	$(251,109)	$30,574	$281,683	$(246,152)	$35,531
Industrial	401,778	(125,909)	275,869	399,030	(114,391)	284,639
Total	$683,461	$(377,018)	$306,443	$680,713	$(360,543)	$320,170
Intellectual property:
Aerospace	$—	$—	$—	$—	$—	$—
Industrial	3,139	(3,139)	—	3,139	(3,139)	—
Total	$3,139	$(3,139)	$—	$3,139	$(3,139)	$—
Process technology:
Aerospace	$44,570	$(40,973)	$3,597	$44,570	$(40,346)	$4,224
Industrial	87,640	(37,610)	50,030	87,257	(35,983)	51,274
Total	$132,210	$(78,583)	$53,627	$131,827	$(76,329)	$55,498
Other intangibles:
Aerospace	$—	$—	$—	$—	$—	$—
Industrial	—	—	—	592	(592)	—
Total	$—	$—	$—	$592	$(592)	$—
Intangible asset with indefinite life:
Trade name:
Aerospace	$—	$—	$—	$—	$—	$—
Industrial	68,010	—	68,010	64,751	—	64,751
Total	$68,010	$—	$68,010	$64,751	$—	$64,751
Total intangibles:
Aerospace	$326,253	$(292,082)	$34,171	$326,253	$(286,498)	$39,755
Industrial	560,567	(166,658)	393,909	554,769	(154,105)	400,664
Consolidated Total	$886,820	$(458,740)	$428,080	$881,022	$(440,603)	$440,419

Indefinite lived intangible assets

The Woodward L’Orange trade name intangible asset is analyzed for impairment on an annual basis and more often if an event occurs or circumstances change that indicate the fair value of the Woodward L’Orange intangible asset may be below its carrying amount. During the fourth quarter, Woodward completed its annual impairment analysis of the Woodward L’Orange trade name intangible asset as of July 31, 2025 for the fiscal year ended September 30, 2025. The results of the annual impairment analysis performed as of July 31, 2025 indicated no impairment existed.

Finite-lived intangible assets

Woodward recorded amortization expense associated with intangibles of the following:

	Year Ended September 30,
	2025	2024	2023
Amortization expense	$28,224	$33,592	$37,589

Future amortization expense associated with intangibles is expected to be:

Year Ending September 30:
2026	$28,104
2027	28,035
2028	27,667
2029	26,761
2030	26,734
Thereafter	222,769
$360,070

Note 15. Credit facilities, short-term borrowings, and long-term debt

As of September 30, 2025, Woodward’s short-term borrowings and availability under its various short-term credit facilities follows:

	Total availability	Outstanding letters of credit and guarantees	Banker acceptance notes issued	Outstanding borrowings	Remaining availability
Revolving credit facility	$1,000,000	$(7,872)	$—	$(122,300)	$869,828
Lines of credit and overdraft facilities	25,000	—	(824)	—	24,176
Foreign performance guarantee facilities	88	(52)	—	—	36
	$1,025,088	$(7,924)	$(824)	$(122,300)	$894,040

Revolving credit facility

Woodward maintains a $1,000,000 revolving credit facility established under a revolving credit agreement among Woodward, a syndicate of lenders and Wells Fargo Bank, National Association, as administrative agent, which provides for the option to increase available borrowings up to $1,500,000, subject to lenders' participation (as amended in October 2022, the "Second Amended and Restated Revolving Credit Agreement"). Borrowings under the Second Amended and Restated Revolving Credit Agreement can be made by Woodward and certain of its foreign subsidiaries in U.S. dollars or in foreign currencies other than the U.S. dollar and generally bear interest at the Euro Interbank Offered Rate ("Euribor"), Sterling Overnight Index Average ("SONIA"), Tokyo Interbank Offered Rate ("TIBOR"), and Secured Overnight Financing Rate ("SOFR") base rates plus 0.875% to 1.75%. The Second Amended and Restated Revolving Credit Agreement matures on October 21, 2027. Under the Second Amended and Restated Revolving Credit Agreement, there were $122,300 in principal borrowings outstanding as of September 30, 2025, at an effective interest rate of 5.41%, compared to $217,000 borrowings outstanding as of September 30, 2024, at an effective interest rate of 5.82%

The Second Amended and Restated Revolving Credit Agreement contains certain covenants customary with such agreements, which are generally consistent with the covenants applicable to Woodward’s long-term debt agreements, and contains customary events of default, including certain cross-default provisions related to Woodward’s other outstanding material debt arrangements, the occurrence of which would permit the lenders to accelerate the amounts due thereunder. In addition, the Second Amended and Restated Revolving Credit Agreement includes the following financial covenants: (i) a maximum permitted leverage ratio of consolidated net debt to consolidated earnings before interest, taxes, depreciation, stock-based compensation, and amortization, plus any unusual non-cash charges to the extent deducted in computing net income and transaction costs associated with permitted acquisitions (incurred within six months of the permitted acquisition), minus any unusual non-cash gains to the extent added in computing net income (“Leverage Ratio”) for Woodward and its consolidated subsidiaries of 3.5 to 1.0, which ratio, subject to certain restrictions, may increase to 4.0 to 1.0 for each period of four consecutive quarters during which a permitted acquisition occurs, and (ii) a minimum consolidated net worth of $1,156,000 plus (a) 50% of Woodward’s positive net income for the prior fiscal year and (b) 50% of Woodward’s net cash proceeds resulting from certain issuances of stock, subject to certain adjustments.

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

Consistent with common business practice in China, Woodward's Chinese subsidiaries have issued bankers' acceptance notes ("Bank drafts") to Chinese suppliers in settlement of certain customer accounts payable. Bank drafts are financial instruments issued by Chinese financial institutions as part of financing arrangements between the financial institution and a customer of the financial institution. Bank drafts represent a commitment by the issuing financial institution to pay a certain amount of money at a specified future maturity date to the legal owner of the bankers' acceptance note as of the maturity date. Woodward has elected to adopt the practical expedient to not adjust the promised amounts of consideration at contract inception as the financing component associated with issuing bank drafts has a duration of less than one year. There were no borrowings outstanding on Woodward’s foreign lines of credit and foreign overdraft facilities as of both September 30, 2025 and September 30, 2024.

Long-term debt

	September 30, 2025	September 30, 2024
Series I notes – 4.18%, due November 15, 2025; unsecured	$25,000	$25,000
Series L notes – 4.18%, due November 15, 2025; unsecured	50,000	50,000
Series M notes – 1.12% due September 23, 2026; unsecured	46,903	44,656
Series N notes – 1.31% due September 23, 2028; unsecured	90,289	85,963
Series O notes – 1.57% due September 23, 2031; unsecured	50,421	48,005
Series P notes – 4.27% due May 30, 2025; unsecured	—	85,000
Series Q notes – 4.35% due May 30, 2027; unsecured	85,000	85,000
Series R notes – 4.41% due May 30, 2029; unsecured	75,000	75,000
Series S notes – 4.46% due May 30, 2030; unsecured	75,000	75,000
Series T notes – 4.61% due May 30, 2033; unsecured	80,000	80,000
Finance leases (Note 5)	2,934	2,736
Unamortized debt issuance costs	(645)	(890)
Total long-term debt	579,902	655,470
Less: Current portion of long-term debt	122,934	85,719
Long-term debt, less current portion	$456,968	$569,751

The Notes

On October 1, 2013, Woodward entered into a note purchase agreement relating to the sale by Woodward of an aggregate principal amount of $250,000 of its senior unsecured notes in a series of private placement transactions. Woodward issued the Series I Notes (the “First Closing Notes”) on October 1, 2013. Woodward issued the Series L Notes (the “Second Closing Notes” and with the First Closing Notes, collectively the “USD Notes”) on November 15, 2013. On November 17, 2025, Woodward paid the entire principal balance of $75,000 on the Series I and L Notes using proceeds from borrowings under its existing revolving credit facility.

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

None of the Notes were registered under the Securities Act of 1933, as amended, and they may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. Holders of the Notes do not have any registration rights. All of the issued Notes are held by multiple institutions.

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

The Notes contain restrictive covenants customary for such financings, including among other things, covenants that place limits on Woodward’s ability to incur liens on assets, incur additional debt (including a leverage or coverage-based maintenance test), transfer or sell Woodward’s assets, merge or consolidate with other persons and enter into material transactions with affiliates. Under the financial covenants contained in the note purchase agreement governing each series of the Notes as of fiscal year 2024, Woodward’s priority debt may not exceed, at any time, 15% of its consolidated net worth. Woodward’s Leverage Ratio cannot exceed 4.0 to 1.0 during any material acquisition period, or 3.5 to 1.0 at any other time on a rolling four quarter basis. In the event that Woodward’s Leverage Ratio exceeds 3.5 to 1.0 during any material acquisition period, the interest rate on each series of Notes will increase. The minimum consolidated net worth, prior year positive net income, and net cash proceeds resulting from certain issuances of stock for satisfaction of Woodward’s leverage ratio are consistent between the Notes and Second Amended and Restated Revolving Credit Agreement.

On October 23, 2025, Woodward and its subsidiaries entered into an amendment on the Notes to provide for changes to, among other things, replace a consolidated net worth covenant with an interest coverage covenant, such that the Company will not permit, as of the end of each fiscal quarter, beginning with the fiscal quarter ending September 30, 2025, the ratio of (a) EBITDA to (b) interest expense, in each case for the period of four consecutive fiscal quarters ending on the end of such fiscal quarter, to be less than 2.00 to 1.00.

Required future principal payments of the Notes and financing leases as of September 30, 2025 are as follows:

Year Ending September 30:
2026	$122,934
2027	86,143
2028	90,844
2029	75,204
2030	75,000
Thereafter	130,422
$580,547

Certain financial and other covenants under Woodward’s debt agreements contain customary restrictions on the operation of its business. Management believes that Woodward was in compliance with the covenants under the long-term debt agreements at September 30, 2025.

Debt Issuance Costs

In connection with the Second Amended and Restated Revolving Credit Agreement, Woodward incurred $2,236 in debt issuance costs, which are deferred and are being amortized using the straight-line method over the life of the agreement. Amounts recognized as interest expense from the amortization of debt issuance costs were $918 in fiscal year 2025, $929 in fiscal year 2024, and $963 in fiscal year 2023. Unamortized debt issuance costs associated with the Notes of

$645 as of September 30, 2025 and $890 as of September 30, 2024 were recorded as a reduction in “Long-term debt, less current portion” in the Consolidated Balance Sheets. Unamortized debt issuance costs associated with Woodward’s Second Amended and Restated Revolving Credit Agreement of $1,318 as of September 30, 2025 and $1,977 as of September 30, 2024 were recorded as “Other assets” in the Consolidated Balance Sheets. Amortization of debt issuance costs is included in operating activities in the Consolidated Statements of Cash Flows.

Note 16. Accrued liabilities

	September 30, 2025	September 30, 2024
Salaries and other member benefits	$175,110	$151,921
Product warranties and related liabilities	25,504	18,844
Interest payable	10,211	12,163
Accrued retirement benefits	2,986	2,888
Net current contract liabilities	49,235	56,791
Taxes, other than income	15,367	15,884
Other	34,670	34,151
	$313,083	$292,642

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

	Year Ended September 30,
	2025	2024	2023
Beginning of period	$18,844	$18,162	$40,042
Additions, net of recoveries	20,887	13,797	25,984
Reductions for settlement	(14,339)	(13,368)	(47,949)
Foreign currency exchange rate changes	112	253	85
End of period	$25,504	$18,844	$18,162

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

Note 17. Other liabilities

	September 30, 2025	September 30, 2024
Net accrued retirement benefits, less amounts recognized within accrued liabilities	$88,112	$83,094
Total unrecognized tax benefits	12,130	10,104
Noncurrent income taxes payable	—	5,894
Deferred economic incentives (1)	6,158	7,062
Noncurrent operating lease liabilities	20,199	22,670
Cross-currency swap derivative liability	27,406	10,562
Net noncurrent contract liabilities	431,458	424,609
Other	6,264	13,385
	$591,727	$577,380
(1)
Woodward receives certain economic incentives from various state and local authorities related to capital expansion projects. Such amounts are initially recorded as deferred credits and are being recognized as a reduction to pre-tax expense over the economic lives of the related capital expansion projects.

Note 18. Other income, net

	Year Ended September 30,
	2025	2024	2023
Equity interest in the earnings of the JV	$(45,850)	$(41,191)	$(36,846)
Net (gain) loss on sales of assets and businesses	(18,731)	(457)	1,491
Gain on non-recurring matter related to a previous acquisition	—	(4,803)	—
Rent income	(355)	(347)	(360)
Net gain on investments in deferred compensation program	(4,151)	(6,571)	(3,265)
Other components of net periodic pension and other postretirement benefit, excluding service cost and interest expense	(13,375)	(11,764)	(10,547)
Other	(1,548)	(2,035)	(764)
	$(84,010)	$(67,168)	$(50,291)

Note 19. Income taxes

Income taxes consisted of the following:

	Year Ended September 30,
	2025	2024	2023
Current:
Federal	$77,033	$46,102	$41,195
State	8,287	4,841	2,641
Foreign	46,338	74,663	39,719
Deferred:
Federal	(27,268)	(18,888)	(38,136)
State	(6,361)	(7,341)	(10,006)
Foreign	(18,729)	(18,377)	7,987
	$79,300	$81,000	$43,400

Earnings before income taxes by geographical area consisted of the following:

	Year Ended September 30,
	2025	2024	2023
United States	$366,744	$244,320	$122,389
Other countries	154,667	209,651	153,379
	$521,411	$453,971	$275,768

Significant components of deferred income taxes presented in the Consolidated Balance Sheets are related to the following:

	September 30, 2025	September 30, 2024
Deferred tax assets:
Defined benefit plans, other postretirement	$3,453	$3,695
Foreign net operating loss carryforwards	2,564	6,547
Inventory	81,241	77,013
Stock-based and other compensation	48,764	48,360
Deferred revenue net of unbilled receivables	45,144	43,400
Other reserves	11,841	7,850
Tax credits and incentives	32,171	30,886
Lease obligations	6,171	6,851
Other	6,668	4,622
Capitalized research and development costs	83,582	63,080
Valuation allowance	(4,080)	(5,983)
Total deferred tax assets, net of valuation allowance	317,519	286,321
Deferred tax liabilities:
Goodwill and intangibles - net	(182,717)	(198,012)
Property, plant and equipment	(94,238)	(97,340)
Right of use assets	(6,037)	(6,691)
Defined benefit plans, pension	(15,657)	(13,133)
Other	(7,804)	(8,612)
Total deferred tax liabilities	(306,453)	(323,788)
Net deferred tax assets (liabilities)	$11,066	$(37,467)

Woodward has recorded a net operating loss (“NOL”) deferred tax asset of $2,564 as of September 30, 2025 and $6,547 as of September 30, 2024. The majority of the NOL carryforwards as of September 30, 2025 expire at various times beginning in fiscal years 2027 through 2045.

Woodward has recorded tax credits and incentives deferred tax assets of $32,171 as of September 30, 2025 and $30,886 as of September 30, 2024. The majority of the tax credit and incentive carryforwards as of September 30, 2025 expire at various times beginning in fiscal year 2027 through 2035.

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

The change in the valuation allowance was primarily the result of adjusting an existing valuation allowance for the utilization of foreign net operating losses.

At September 30, 2025, Woodward has not provided for taxes on undistributed foreign earnings of $327,400 that it considered indefinitely reinvested. This balance has been reduced for foreign earnings that are considered distributable, which results in an associated cumulative net deferred tax liability of approximately $6,040 as of September 30, 2025. These undistributed earnings could become subject to income taxes if they are remitted as dividends, are loaned to Woodward or any of Woodward’s subsidiaries located in the United States, or if Woodward sells its stock in the foreign subsidiaries. Any additional U.S. taxes could be offset, in part or in whole, by foreign tax credits. The amount of such taxes and application of tax credits would be dependent on the income tax laws and other circumstances at the time these amounts are repatriated. Based on these variables, it is impractical to determine the income tax liability that might be incurred if these funds were to be repatriated.

The following is a reconciliation of the U.S. federal statutory tax rate of 21.0% in the fiscal years ended September 30, 2025, September 30, 2024, and September 30, 2023 to Woodward’s effective income tax rate:

	Year Ended September 30,
	2025	2024	2023
Percent of pretax earnings
Statutory tax rate	21.0%	21.0%	21.0%
State income taxes, net of federal tax benefit	0.3	(0.4)	(1.6)
Taxes on international activities	0.4	(0.8)	(0.6)
Research credit	(1.2)	(2.1)	(3.9)
Net excess income tax benefit from stock-based compensation	(3.5)	(3.0)	(3.7)
Adjustments of prior period tax items	0.4	0.9	(1.3)
Compensation and benefits	0.3	0.8	0.6
Distributable foreign earnings	0.3	1.4	4.6
German tax rate change	(2.6)	—	—
Other items, net	(0.2)	—	0.6
Effective tax rate	15.2%	17.8%	15.7%

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

The decrease in the effective tax rate for fiscal year 2025 compared to fiscal year 2024 is primarily attributable to a reduction in the German corporate tax rate and lower projected future withholding taxes on unremitted foreign earnings in the current fiscal year. These favorable items were partially offset by a reduced research and development credit, lower benefits related to foreign intangible income, and higher state income tax expense driven by increased U.S. earnings in the current fiscal year.

A reconciliation of the beginning and ending amounts of gross unrecognized tax benefits follows:

	Year Ended September 30,
	2025	2024	2023
Beginning balance	$14,274	$11,112	$11,938
Additions to current year tax positions	4,982	5,673	3,933
Reductions to prior year tax positions	(231)	(99)	(141)
Additions to prior year tax positions	250	180	0
Lapse of applicable statute of limitations	(2,004)	(2,592)	(4,618)
Ending balance	$17,271	$14,274	$11,112

Included in the balance of unrecognized tax benefits were $8,858 as of September 30, 2025 and $8,003 as of September 30, 2024 of tax benefits that, if recognized, would affect the effective tax rate. At this time, Woodward estimates that it is reasonably possible that the liability for unrecognized tax benefits will decrease by as much as $1,076 in the next 12 months due to the completion of review by tax authorities, lapses of statutes, and the settlement of tax positions. Woodward accrues for potential interest and penalties related to unrecognized tax benefits and all other interest and penalties related to tax payments in tax expense.

Woodward’s tax returns are subject to audits by U.S. federal, state, and foreign tax authorities, and these audits are at various stages of completion at any given time. Reviews of tax matters by authorities and lapses of the applicable statutes of limitation may result in changes to tax expense. Woodward’s fiscal years remaining open to examination for U.S. federal income taxes include fiscal years 2022 and thereafter. Woodward’s fiscal years remaining open to examination for significant U.S. state income tax jurisdictions include fiscal years 2018 and thereafter. Woodward’s, fiscal years remaining open to examination in significant foreign jurisdictions include 2018 and thereafter.

Note 20. Retirement benefits

Woodward provides various retirement benefits to eligible members of the Company, including contributions to various defined contribution plans, pension benefits associated with defined benefit plans, postretirement medical benefits, and postretirement life insurance benefits. Eligibility requirements and benefit levels vary depending on member location.

Defined contribution plans

Most of the Company’s U.S. members are eligible to participate in the U.S. defined contribution plan. The U.S. defined contribution plan allows members to defer part of their annual income for income tax purposes into their personal 401(k) accounts. The Company makes matching contributions to eligible member accounts, which are also deferred for member personal income tax purposes. Certain non-U.S. members are also eligible to participate in similar non-U.S. plans.

Most of Woodward's U.S. members receive an annual contribution of Woodward stock, equal to 5% of their eligible prior year wages, to their personal Woodward Retirement Savings Plan accounts. In the second quarters of fiscal years 2025, 2024, and 2023, Woodward fulfilled its annual Woodward stock contribution obligation using shares held in treasury stock by issuing a total of 126 shares of common stock for a value of $24,058 in fiscal year 2025, 159 total shares of common stock for a value of $21,889 in fiscal year 2024, and 188 shares of common stock for a value of $19,466 in fiscal year 2023. The Woodward Retirement Savings Plan (the “WRS Plan”) held 2,085 shares of Woodward stock as of September 30, 2025 and 2,222 shares as of September 30, 2024. The shares held in the WRS Plan participate in dividends and are considered issued and outstanding for purposes of calculating basic and diluted earnings per share. Accrued liabilities included obligations to contribute shares of Woodward common stock to the WRS Plan in the amount of $22,010 as of September 30, 2025 and $19,532 as of September 30, 2024.

The amount of expense associated with defined contribution plans was as follows:

	Year Ended September 30,
	2025	2024	2023
Company costs	$55,611	$51,148	$44,202

Defined benefit plans

Woodward has defined benefit plans that provide pension benefits for certain retired members in the United States, the United Kingdom, Japan, and Germany. Woodward also provides other postretirement benefits to its members including postretirement medical benefits and life insurance benefits. Postretirement medical benefits are provided to certain current and retired members and their covered dependents and beneficiaries in the United States and the United Kingdom. Life insurance benefits are provided to certain retirees in the United States under frozen plans, which are no longer available to current members. A September 30 measurement date is utilized to value plan assets and obligations for all of Woodward’s defined benefit pension and other postretirement benefit plans.

Excluding the Woodward HRT Plan, which is only partially frozen to salaried participants, the defined benefit plans in the United States were frozen in fiscal year 2007; no additional members may participate in the U.S. plans, and no additional service costs will be incurred.

Pension Plans

The actuarial assumptions used in measuring the net periodic benefit cost and plan obligations of retirement pension benefits were as follows:

	At September 30,
	2025	2024	2023
United States:
Weighted-average assumptions to determine benefit obligation:
Discount rate	5.50%	5.05%	6.20%
Weighted-average assumptions to determine periodic benefit costs:
Discount rate	5.05	6.20	5.70
Long-term rate of return on plan assets	6.28	6.03	5.53

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

	At September 30,
	2025	2024	2023
United Kingdom:
Weighted-average assumptions to determine benefit obligation:
Discount rate	4.90%	5.28%	5.85%
Rate of compensation increase	3.20	3.40	3.60
Weighted-average assumptions to determine periodic benefit costs:
Discount rate - service cost	5.41	5.91	4.99
Discount rate - interest cost	5.13	5.84	5.71
Rate of compensation increase	3.40	3.60	4.00
Long-term rate of return on plan assets	4.70	4.90	4.80

	At September 30,
	2025	2024	2023
Japan:
Weighted-average assumptions to determine benefit obligation:
Discount rate	2.90%	1.92%	2.01%
Rate of compensation increase	4.00	3.00	2.00
Weighted-average assumptions to determine periodic benefit costs:
Discount rate - service cost	2.10	2.20	1.78
Discount rate - interest cost	1.53	1.58	1.17
Rate of compensation increase	3.00	2.00	2.00
Long-term rate of return on plan assets	3.75	3.25	2.75

	At September 30,
	2025	2024	2023
Germany:
Weighted-average assumptions to determine benefit obligation:
Discount rate	4.05%	3.58%	4.27%
Rate of compensation increase	2.50	2.50	2.50
Weighted-average assumptions to determine periodic benefit costs:
Discount rate - service cost	3.64	4.23	3.95
Discount rate - interest cost	3.47	4.29	3.91
Rate of compensation increase	2.50	2.50	2.50

In the United Kingdom, Germany, and Japan, Woodward uses a high-quality corporate bond yield curve matched with separate cash flows to develop a single rate to determine the single rate equivalent to settle the entire benefit obligations in each jurisdiction. For the fiscal years ended September 30, 2025 and 2024, the discount rate used to determine periodic service cost and interest cost components of the overall benefit costs was based on spot rates derived from the same high-quality corporate bond yield curve used to determine the September 30, 2024 and 2023 benefit obligation, respectively, matched with separate cash flows for each future year.

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

Mortality assumptions are based on published mortality studies developed primarily based on past experience of the broad population and modified for projected longevity trends. The projected benefit obligations in the United States as of September 30, 2025 and September 30, 2024 were based on the Society of Actuaries (“SOA”) Pri-2012 Mortality Tables Report using the SOA’s Mortality Improvement Scale MP-2019 (“MP-2019”) and projected forward using a custom projection scale based on MP-2019 with a 5-year convergence period and a long-term rate of 0.75%.

As of September 30, 2025, mortality assumptions in Japan were based on the Standard rates 2025, compared to the Standard rates 2020 as of September 30, 2024. Mortality assumptions for the United Kingdom pension scheme were based on the self-administered pension scheme (“SAPS”) S3 “all” tables with a projected 1.5% annual improvement rate. As of September 30, 2025 and September 30, 2024, mortality assumptions in Germany were based on the Heubeck 2018G mortality tables.

Net periodic benefit costs consist of the following components reflected as expense in Woodward’s Consolidated Statement of Earnings:

	Year Ended September 30,
	United States			Other Countries			Total
	2025	2024	2023	2025	2024	2023	2025	2024	2023
Service cost	$917	$775	$893	$1,432	$1,244	$1,333	$2,349	$2,019	$2,226
Interest cost	6,875	7,598	7,297	2,983	3,213	3,137	9,858	10,811	10,434
Expected return on plan assets	(10,992)	(9,084)	(8,297)	(2,496)	(2,406)	(2,300)	(13,488)	(11,490)	(10,597)
Amortization of:
Net loss (gain)	171	226	292	(413)	(679)	(620)	(242)	(453)	(328)
Net prior service cost	762	698	698	23	23	22	785	721	720
Net periodic (benefit) cost	$(2,267)	$213	$883	$1,529	$1,395	$1,572	$(738)	$1,608	$2,455

The following tables provide a reconciliation of the changes in the projected benefit obligation and fair value of assets for the defined benefit pension plans:

	At or for the Year Ended September 30,
	United States		Other Countries		Total
	2025	2024	2025	2024	2025	2024
Changes in projected benefit obligation:
Projected benefit obligation at beginning of year	$140,955	$127,222	$77,347	$67,263	$218,302	$194,485
Plan amendment	—	1,121	—	—	—	1,121
Service cost	917	775	1,432	1,244	2,349	2,019
Interest cost	6,875	7,598	2,983	3,213	9,858	10,811
Net actuarial (gains) losses	(6,027)	13,249	(944)	4,128	(6,971)	17,377
Contribution by participants	—	—	12	12	12	12
Benefits paid	(9,112)	(9,010)	(3,818)	(3,647)	(12,930)	(12,657)
Foreign currency exchange rate changes	—	—	1,615	5,134	1,615	5,134
Projected benefit obligation at end of year	$133,608	$140,955	$78,627	$77,347	$212,235	$218,302
Changes in fair value of plan assets:
Fair value of plan assets at beginning of year	$179,917	$155,370	$57,476	$50,775	$237,393	$206,145
Actual return on plan assets	7,778	33,382	1,687	3,866	9,465	37,248
Contributions by the Company	—	175	1,423	1,863	1,423	2,038
Contributions by plan participants	—	—	12	12	12	12
Benefits paid	(9,112)	(9,010)	(3,818)	(3,647)	(12,930)	(12,657)
Foreign currency exchange rate changes	—	—	(222)	4,607	(222)	4,607
Fair value of plan assets at end of year	$178,583	$179,917	$56,558	$57,476	$235,141	$237,393
Net over/(under) funded status at end of year	$44,975	$38,962	$(22,069)	$(19,871)	$22,906	$19,091

At September 30, 2025, the Company’s defined benefit pension plans in the United Kingdom, Japan, and Germany represented $36,377, $6,246, and $36,004 of the total projected benefit obligation, respectively. At September 30, 2025, the United Kingdom and Japan pension plan assets represented $47,208 and $9,350 of the total fair value of all plan assets, respectively. The German pension plans are unfunded and have no plan assets.

The largest contributor to the net actuarial gains affecting the funded status for the defined benefit pension plans in the United States, United Kingdom, Japan, and Germany is due to an increase in the discount rates.

The accumulated benefit obligations of the Company’s defined benefit pension plans at September 30, 2025 was $133,608 in the United States, $35,912 in the United Kingdom, $5,280 in Japan, and $36,004 in Germany, and at September 30, 2024 was $140,955 in the United States, $33,766 in the United Kingdom, $5,958 in Japan, and $36,380 in Germany.

	Plans with accumulated benefit obligation in excess of plan assets		Plans with accumulated benefit obligation less than plan assets
	At September 30,		At September 30,
	2025	2024	2025	2024
Projected benefit obligation	$(36,197)	$(56,783)	$(176,038)	$(161,519)
Accumulated benefit obligation	(36,163)	(56,757)	(174,641)	(160,302)
Fair value of plan assets	—	20,053	235,141	217,340

The following tables provide the amounts recognized in the Consolidated Balance Sheets and accumulated other comprehensive (earnings) losses for the defined benefit pension plans:

	Year Ended September 30,
	United States		Other Countries		Total
	2025	2024	2025	2024	2025	2024
Amounts recognized in the Consolidated Balance Sheets consist of:
Other non-current assets	$44,975	$39,148	$14,129	$16,673	$59,104	$55,821
Accrued liabilities	—	—	(1,372)	(1,166)	(1,372)	(1,166)
Other non-current liabilities	—	(186)	(34,826)	(35,378)	(34,826)	(35,564)
Net over/(under) funded status at end of year	$44,975	$38,962	$(22,069)	$(19,871)	$22,906	$19,091
Amounts recognized in accumulated other comprehensive (earnings) losses consist of:
Unrecognized net prior service cost	$2,437	$3,200	$488	$509	$2,925	$3,709
Unrecognized net (gains) losses	(5,733)	(2,749)	(4,886)	(4,655)	(10,619)	(7,404)
Total amounts recognized	(3,296)	451	(4,398)	(4,146)	(7,694)	(3,695)
Deferred taxes	(2,557)	(3,499)	(27)	(191)	(2,584)	(3,690)
Amounts recognized in accumulated other comprehensive (earnings) losses	$(5,853)	$(3,048)	$(4,425)	$(4,337)	$(10,278)	$(7,385)

The following table reconciles the changes in accumulated other comprehensive (earnings) losses for the defined benefit pension plans:

	Year Ended September 30,
	United States		Other Countries		Total
	2025	2024	2025	2024	2025	2024
Beginning of year	$451	$11,304	$(4,146)	$(7,360)	$(3,695)	$3,944
Net (gain) loss	(2,814)	(11,050)	(135)	2,668	(2,949)	(8,382)
Prior service cost	—	1,121	—	—	—	1,121
Amortization of:
Net (loss) gain	(171)	(226)	413	679	242	453
Prior service cost	(762)	(698)	(23)	(23)	(785)	(721)
Foreign currency exchange rate changes	—	—	(507)	(110)	(507)	(110)
End of year	$(3,296)	$451	$(4,398)	$(4,146)	$(7,694)	$(3,695)

Pension benefit payments are made from the assets of the pension plans. The German pension plans are unfunded; therefore, benefit payments are made from Company contributions into these plans as required to meet the payment obligations. Using foreign exchange rates as of September 30, 2025 and expected future service assumptions, it is anticipated that the future benefit payments will be as follows:

Year Ending September 30,	United States	Other Countries	Total
2026	$9,790	$3,693	$13,483
2027	10,142	3,776	13,918
2028	10,410	4,057	14,467
2029	10,633	4,225	14,858
2030	10,759	4,888	15,647
2031-2035	53,000	24,718	77,718

Woodward expects its pension plan contributions in fiscal year 2026 will be $305 in the United Kingdom, $150 in Japan, $1,386 in Germany, and $433 in the United States.

Pension plan assets

The overall investment objective of the pension plan assets is to earn a rate of return over time that, when combined with Company contributions, satisfies the benefit obligations of the pension plans and maintains sufficient liquidity to pay benefits.

As the timing and nature of the plan obligations varies for each Company sponsored pension plan, investment strategies have been individually designed for each pension plan with a common focus on maintaining diversified investment portfolios that provide for long-term growth while minimizing the risk to principal associated with short-term market behavior. The strategy for each of the plans balances the requirements to generate returns, using investments expected to produce higher returns, such as equity securities, with the need to control risk within the pension plans using less volatile investment assets, such as debt securities. A strategy of more equity-oriented allocation is adopted for those plans that have a longer-term investment plan based on the timing of the associated benefit obligations.

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

The assets of the U.S. plans are invested in actively managed mutual funds. The assets of the plans in the United Kingdom and Japan are invested in actively managed pooled investment funds. Each individual mutual fund or pooled investment fund has been selected based on the investment strategy of the related plan, which mirrors a specific asset class within the associated target allocation. The plans in Germany are unfunded and have no plan assets. Pension plan assets at September 30, 2025 and 2024 do not include any direct investment in Woodward’s common stock.

The asset allocations are monitored and rebalanced regularly by investment managers assigned to the individual pension plans. The actual allocations of pension plan assets and target allocation ranges by asset class are as follows:

	At September 30,
	2025				2024
	Percentage of Plan Assets	Target Allocation Ranges			Percentage of Plan Assets	Target Allocation Ranges
United States:
Asset Class
Equity Securities	31.6%	2.1%	—	51.1%	30.5%	2.3%	—	51.1%
Debt Securities	67.2%	58.9%	—	96.8%	67.6%	58.9%	—	96.7%
Other	1.2%	0.0%			1.9%	0.0%
	100.0%				100.0%
United Kingdom:
Asset Class
Debt Securities	0.0%	0.0%			95.8%	90.0%	—	100.0%
Insurance Contract	76.2%	90.0%	—	100.0%	0.0%	0.0%
Other	23.8%	0.0%	—	10.0%	4.2%	0.0%	—	10.0%
	100.0%				100.0%
Japan:
Asset Class
Equity Securities	40.8%	36.0%	—	44.0%	39.7%	36.0%	—	44.0%
Debt Securities	58.3%	55.0%	—	63.0%	59.4%	55.0%	—	63.0%
Other	1.0%	0%	—	2.0%	0.9%	0.0%	—	2.0%
	100.0%				100.0%

Actual allocations to each asset class can vary from target allocations due to periodic market value fluctuations, investment strategy changes, and the timing of benefit payments and contributions.

The following tables present Woodward’s pension plan assets using the fair value hierarchy established by U.S. GAAP:

	At September 30, 2025
	Level 1		Level 2		Level 3
	United States	Other Countries	United States	Other Countries	United States	Other Countries	Total
Asset Category:
Cash and cash equivalents	$2,181	$11,332	$—	$—	$—	$—	$13,513
Mutual funds:
U.S. corporate bond fund	120,010	—	—	—	—	—	120,010
U.S. equity large cap fund	35,001	—	—	—	—	—	35,001
International equity large cap growth fund	21,391	—	—	—	—	—	21,391
Pooled funds:
Japanese equity securities	—	—	—	2,000	—	—	2,000
International equity securities	—	—	—	1,818	—	—	1,818
Japanese fixed income securities	—	—	—	4,046	—	—	4,046
International fixed income securities	—	—	—	1,397	—	—	1,397
Insurance Contracts:
U.K. Insurance contract	—	—	—	—	—	35,965	35,965
Total assets	$178,583	$11,332	$—	$9,261	$—	$35,965	$235,141

	At September 30, 2024
	Level 1		Level 2		Level 3
	United States	Other Countries	United States	Other Countries	United States	Other Countries	Total
Asset Category:
Cash and cash equivalents	$3,370	$2,130	$—	$—	$—	$—	$5,500
Mutual funds:
U.S. corporate bond fund	121,581	—	—	—	—	—	121,581
U.S. equity large cap fund	33,454	—	—	—	—	—	33,454
International equity large cap growth fund	21,512	—	—	—	—	—	21,512
Pooled funds:
Japanese equity securities	—	—	—	1,939	—	—	1,939
International equity securities	—	—	—	1,786	—	—	1,786
Japanese fixed income securities	—	—	—	4,157	—	—	4,157
International fixed income securities	—	—	—	1,409	—	—	1,409
Index linked U.K. corporate bonds fund	—	—	—	17,085	—	—	17,085
Index linked U.K. government securities fund	—	—	—	12,049	—	—	12,049
Index linked U.K. long-term government securities fund	—	—	—	14,924	—	—	14,924
Index U.K. long-term government securities fund	—	—	—	1,997	—	—	1,997
Total assets	$179,917	$2,130	$—	$55,346	$—	$—	$237,393

Cash and cash equivalents: Cash and cash equivalents held by the Company’s pension plans are held on deposit with creditworthy financial institutions. The fair value of the cash and cash equivalents are based on the quoted market price of the respective currency in which the cash is maintained.

Pension assets invested in mutual funds: The assets of the Company’s U.S. pension plans are invested in various mutual funds, which invest in both equity and debt securities. The fair value of the mutual funds is determined based on the quoted market price of each fund.

Pension assets invested in pooled funds: The assets of the Company’s Japan and United Kingdom pension plans are invested in pooled investment funds, which include both equity and debt securities. The assets of the United Kingdom pension plan are invested in index-linked pooled funds, which aim to replicate the movements of an underlying market index to which the fund is linked. Fair value of the pooled funds is based on the net asset value of shares held by the plan as reported by the fund sponsors. All pooled funds held by plans outside of the United States are considered to be invested in international equity and debt securities. Although the underlying securities may be largely domestic to the plan holding the investment assets, the underlying assets are considered international from the perspective of the Company.

Insurance contracts: In August 2025, the Trustee Board of the U.K. defined benefit pension plan entered into an agreement with an insurance company for a “buy-in” insurance contract, for its U.K. defined benefit pension plan to reduce retirement plan risk, while delivering promised benefits to plan participants. This transaction allows the Company to reduce volatility by removing investment, longevity, mortality, interest rate and inflation risk upon the transfer of substantially all of the pension plan assets to the insurer in exchange for the insurance contract. At this time the Company retains both the fair value of the contract within plan assets and the pension benefit obligations related to these participants. The fair value of the buy-in insurance contract is based on the calculated pension benefit obligations covered. The fair value of plan assets categorized as Level 3 during fiscal year 2025 are related to the purchase of the buy-in insurance contract. The Company anticipates an annuity purchase or a “buy-out” will likely occur within the next fiscal year or shortly thereafter, which will trigger a pension settlement that will result in all plan balances, including accumulated pension components within other comprehensive income, being charged to expense as a noncash settlement charge.

Other postretirement benefit plans

Woodward provides other postretirement benefits to its members, including postretirement medical benefits and life insurance benefits. Postretirement medical benefits are provided to certain current and retired members and their covered dependents and beneficiaries in the United States. Benefits include the option to elect company provided medical insurance coverage to age 65 and a Medicare supplemental plan after age 65. Life insurance benefits are also provided to certain retirees in the United States under frozen plans that are no longer available to current members. A September 30 measurement date is utilized to value plan assets and obligations for Woodward’s other postretirement benefit plans.

The postretirement medical benefit plans, other than the plan assumed in an acquisition in fiscal year 2009, were frozen in fiscal year 2006, and no additional members may participate in the plans. Generally, members who had attained age 55 and had rendered 10 or more years of service before the plans were frozen were eligible for these postretirement medical benefits.

Certain participating retirees are required to contribute to the plans in order to maintain coverage. The plans provide postretirement medical benefits for approximately three retired members and their covered dependents and beneficiaries and may provide future benefits to 304 active members and their covered dependents and beneficiaries, upon retirement, if the members elect to participate. All the postretirement medical plans are fully insured for retirees who have attained age 65.

The actuarial assumptions used in measuring the net periodic benefit cost and plan obligations of postretirement benefits were as follows:

	At September 30,
	2025	2024	2023
Weighted-average discount rate used to determine benefit obligation	5.30%	5.00%	6.25%
Weighted-average discount rate used to determine net periodic benefit cost	5.00	6.25	5.70

The discount rate assumption is intended to reflect the rate at which the postretirement benefits could be effectively settled based upon the assumed timing of the benefit payments.

Woodward used a bond portfolio matching analysis based on recently traded, non-callable bonds rated AA or better that have at least $50 million outstanding to determine the benefit obligations at year end.

Mortality assumptions are based on published mortality studies developed primarily based on past experience of the broad population and modified for projected longevity trends. The projected benefit obligations in the United States as of September 30, 2025 and September 30, 2024 were based on the SOA Pri-2012 Mortality Tables Report using the SOA’s MP-2019 and projected forward using a custom projection scale based on MP-2019 with a five-year convergence period and a long-term rate of 0.75%.

Assumed healthcare cost trend rates at September 30 were as follows:

	2025	2024
Health-care cost trend rate assumed for next year	7.00%	6.00%
Rate to which the cost trend rate is assumed to decline
(the ultimate trend rate)	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2033	2030

Net periodic benefit costs consist of the following components reflected as expense in Woodward’s Consolidated Statements of Earnings:

	Year Ended September 30,
	2025	2024	2023
Service cost	$—	$—	$1
Interest cost	717	902	904
Amortization of:
Net gain	(441)	(555)	(495)
Net periodic cost	$276	$347	$410

The following table provides a reconciliation of the changes in the accumulated postretirement benefit obligation and fair value of assets for the postretirement benefits:

	Year Ended September 30,
	2025	2024
Changes in accumulated postretirement benefit obligation:
Accumulated postretirement benefit obligation at beginning of year	$15,203	$15,336
Service cost	—	—
Interest cost	717	902
Premiums paid by plan participants	753	834
Net actuarial (gain) loss	(278)	597
Benefits paid	(2,202)	(2,466)
Accumulated postretirement benefit obligation at end of year	$14,193	$15,203
Changes in fair value of plan assets:
Fair value of plan assets at beginning of year	$—	$—
Contributions by the company	1,449	1,632
Premiums paid by plan participants	753	834
Benefits paid	(2,202)	(2,466)
Fair value of plan assets at end of year	$—	$—
Funded status at end of year	$(14,193)	$(15,203)

The following tables provide the amounts recognized in the Consolidated Balance Sheets and accumulated other comprehensive (earnings) losses for the postretirement plans:

	Year Ended September 30,
	2025	2024
Amounts recognized in Consolidated Balance Sheets consist of:
Accrued liabilities	$(1,576)	$(1,668)
Other non-current liabilities	(12,617)	(13,535)
Funded status at end of year	$(14,193)	$(15,203)
Amounts recognized in accumulated other comprehensive income consist of:
Unrecognized net prior service cost (benefit)	$—	$—
Unrecognized net gains	(5,097)	(5,260)
Total amounts recognized	(5,097)	(5,260)
Deferred taxes	968	1,009
Amounts recognized in accumulated other comprehensive (earnings)	$(4,129)	$(4,251)

Woodward pays plan benefits from its general funds; therefore, there are no segregated plan assets as of September 30, 2025 or September 30, 2024.

The accumulated benefit obligations of the Company’s postretirement plans were $14,193 at September 30, 2025 and $15,203 at September 30, 2024. The largest contributor to the actuarial gain affecting the Company’s postretirement plans accumulated benefit obligations was an increase in the discount rate.

The following table reconciles the changes in accumulated other comprehensive (earnings) losses for the other postretirement benefit plans:

	Year Ended September 30,
	2025	2024
Beginning of year	$(5,260)	$(6,412)
Net (gain) loss	(278)	597
Amortization of:
Net gain	441	555
End of year	$(5,097)	$(5,260)

Using expected future service, it is anticipated that the future Company contributions to pay benefits for other postretirement benefit plans, excluding participate contributions, will be as follows:

Year Ending September 30,
2026	$2,379
2027	2,318
2028	2,251
2029	2,176
2030	2,087
2031-2035	8,751

Note 21. Stockholders’ equity

Common stock and treasury stock

Activity in common stock and treasury stock shares were as follows:

	Common Stock	Treasury Stock	Treasury stock held for deferred compensation
Balances as of September 30, 2022	72,960	(13,207)	(139)
Purchase of treasury stock	—	(1,060)	—
Sales of treasury stock	—	1,009	—
Common shares issued for benefit plans	—	188	—
Purchases of stock by deferred compensation	—	—	(2)
Distribution of stock from deferred compensation	—	—	86
Balances as of September 30, 2023	72,960	(13,070)	(55)

Balances as of September 30, 2023	72,960	(13,070)	(55)
Purchase of treasury stock	—	(2,236)	—
Sales of treasury stock	—	1,360	—
Common shares issued for benefit plans	—	159	—
Purchases of stock by deferred compensation	—	—	(1)
Distribution of stock from deferred compensation	—	—	11
Balances as of September 30, 2024	72,960	(13,787)	(45)

Balances as of September 30, 2024	72,960	(13,787)	(45)
Purchase of treasury stock	—	(864)	—
Sales of treasury stock	—	1,460	—
Common shares issued for benefit plans	—	131	—
Purchases of stock by deferred compensation	—	—	(1)
Distribution of stock from deferred compensation	—	—	18
Balances as of September 30, 2025	72,960	(13,060)	(28)

Stock repurchase program

In January 2022, the Board authorized a program for the repurchase of up to $800,000 of Woodward’s outstanding shares of common stock on the open market or in privately negotiated transactions over a two-year period ending in

January 2024 (the “2022 Authorization”). During fiscal year 2023, we repurchased 1,060 shares of our common stock for $126,380 under the 2022 Authorization.

In January 2024, the Board terminated the 2022 Authorization, which was nearing expiration, and concurrently authorized a new program for the repurchase of up to $600,000 of Woodward's outstanding shares of common stock on the open market or in privately negotiated transactions over a three-year period ending in January 2027 (the "2024 Authorization"). During fiscal year 2025, we repurchased 864 shares of our common stock for $170,083 under the 2024 Authorization. During fiscal year 2024, we repurchased 2,236 shares of our common stock for $390,819 under the 2024 Authorization.

On November 20, 2025, the Board approved a new $1,800,000, three-year share repurchase authorization. The Company completed its prior $600,000 authorization in November 2025. The shares may be repurchased from time to time using various methods, subject to market conditions and the Company’s discretion. The new authorization does not obligate the Company to acquire a specific dollar amount or number of shares and may be modified, suspended or discontinued at any time.

Stock-based compensation

Provisions governing non-qualified stock option awards ("stock options" or "options"), restricted stock units ("RSUs"), and performance restricted stock units ("PSUs") are included in the 2017 Omnibus Incentive Plan, as amended from time to time (the “2017 Plan”).

The 2017 Plan was approved by Woodward’s stockholders in January 2017. The Board delegated authority to administer the 2017 Plan to the Human Capital & Compensation Committee of the Board, including, but not limited to, the power to determine the recipients of awards and the terms of those awards. Under the 2017 Plan, there were approximately 5,031 shares of Woodward’s common stock available for future grants as of September 30, 2025.

Stock options

Stock option awards are granted with an exercise price equal to the market price of Woodward's stock at the date the grants are awarded, a 10-year term, and generally have a four-year vesting schedule at a rate of 25% per year.

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

	Year Ended September 30,
	2025			2024			2023
Weighted-average exercise price per share	$191.45			$137.36			$84.84
Expected term (years)	6.6	-	8.7	6.6	-	8.7	6.6	-	8.8
Estimated volatility	35.2%	-	38.2%	35.0%	-	37.6%	34.7%	-	37.6%
Estimated dividend yield	0.6%	-	0.6%	0.7%	-	0.7%	0.7%	-	0.9%
Risk-free interest rate	3.8%	-	4.4%	4.2%	-	4.4%	3.4%	-	4.4%

The weighted average grant date fair value of options granted follows:

	Year Ended September 30,
	2025	2024	2023
Weighted-average grant date fair value of options	$83.65	$58.34	$34.19

The following is a summary of the activity for stock option awards during the fiscal year ended September 30, 2025:

	Number of options	Weighted- Average Exercise Price Per Share
Balance at September 30, 2024	3,578	$86.03
Granted	41	191.45
Exercised	(1,364)	80.49
Forfeited	(6)	103.52
Balance at September 30, 2025	2,249	$91.25

Changes in non-vested stock options during the fiscal year ended September 30, 2025 were as follows:

	Number of options	Weighted- Average Grant Date Fair Value Per Share
Balance at September 30, 2024	898	$37.30
Granted	41	83.65
Vested	(459)	35.08
Forfeited	(7)	40.97
Balance at September 30, 2025	473	$43.40

Information about stock options that have vested, or are expected to vest, and are exercisable at September 30, 2025 was as follows:

	Number of options	Weighted- Average Exercise Price	Weighted- Average Remaining Life in Years	Aggregate Intrinsic Value
Options outstanding	2,249	$91.25	5.0	$363,126
Options vested and exercisable	1,776	86.74	4.4	294,766
Options vested and expected to vest	2,238	91.03	5.0	361,894

Other information follows:

	Year Ended September 30,
	2025	2024	2023
Total fair value of stock options vested	$16,006	$18,527	$24,388
Total intrinsic value of options exercised	167,121	115,198	67,203
Cash received from exercises of stock options	104,578	89,875	50,749
Excess tax benefit realized from exercise of stock options	22,950	17,939	12,595

Restricted stock units

The Company generally grants RSUs to eligible members under its form RSU agreement for employees and consultants (the “Standard Form RSU Agreement”). RSUs granted under the Standard Form RSU Agreement prior to November 14, 2023, generally have a four-year vesting schedule at a rate of 25% per year, and RSUs granted after November 14, 2023 have a three-year vesting schedule at a rate of 33.3% per year, in each case generally subject to continued employment. The fair value of RSUs granted are estimated using the closing price of the Company’s stock on the grant date.

The Company has also granted RSUs to certain members under its form attraction and retention RSU agreement (the “Form Attraction and Retention RSU Agreement”), which has from time to time been used for new hires and specific retention purposes. RSUs granted under the Form Attraction and Retention RSU Agreement are generally scheduled to fully vest on the third or fourth anniversary of the respective grant dates, and in each case, subject to continued employment.

A summary of the activity for RSUs:

	Number of units	Weighted-Average Grant Date Fair Value
Balance at September 30, 2024	318	$118.19
Granted	124	194.40
Vested	(123)	116.93
Forfeited	(10)	149.06
Balance at September 30, 2025	309	$148.31

Performance restricted stock units

The Company grants PSUs to certain eligible members under the form PSU agreement that generally will vest subject to a market condition and a service condition through the performance period. The market condition associated with the awards is based on the Company's relative total shareholder return ("TSR") compared to the TSR generated by the other companies that comprise the S&P 400 Midcap Index over a three-year performance period. Performance at target will result in vesting and issuance of the number of PSUs granted, equal to 100% payout. Performance below or above target can result in an issuance of between 0% to 150% of the target number of PSUs granted. Expense is recognized based on the weighted average grant date fair value on a straight line basis over the service period, irrespective as to whether the market condition is achieved.

The fair value of the PSUs at the grant date was determined based upon a Monte Carlo valuation method. The assumptions used in the Monte Carlo method to value the PSUs granted, which includes the grant date fair value outcome from the Monte Carlo method, were as follows:

	September 30, 2025	September 30, 2024
Expected volatility	30.9%	30.2%
Risk free interest rate	4.1%	4.5%
Expected life	3 years	3 years
Grant date fair value	$196.63	$146.47

The PSUs granted receive dividend equivalent units; therefore, no discount was applied for Woodward’s dividends.

A summary of the activity for PSUs:

	Number of units	Weighted-Average Grant Date Fair Value
Beginning balance	62	$146.47
Granted	44	196.63
Forfeited	(2)	173.47
Ending balance	104	$167.17

Stock-based compensation expense

Woodward recognizes stock-based compensation expense on a straight-line basis over the requisite service period. Pursuant to the form agreements used by the Company, with terms approved by the administrator of the applicable plan, the requisite service period can be less than the stated-vesting period based on grantee’s retirement eligibility. As such, the recognition of stock-based compensation expense associated with some grants can be accelerated to a period of less than the stated vesting period, including immediate recognition of stock-based compensation expense on the date of grant.

Stock-based compensation expense recognized was as follows:

	Year Ended September 30,
	2025	2024	2023
Stock-based compensation expense	$31,674	$33,052	$23,958

In connection with executive separations and release agreements entered into by the Company, Woodward recognized an additional $1,682 and $1,265 of stock-based compensation expense, before tax, during fiscal year 2024 and fiscal year 2023, respectively.

At September 30, 2025, there was approximately $32,896 of total unrecognized compensation expense related to non-vested stock-based compensation arrangements, including stock options, restricted stock units, and performance stock units. The pre-vesting forfeiture rates for purposes of determining stock-based compensation expense recognized were estimated to be 0.0% for members of Woodward’s Board and 7.4% for all others. The remaining unrecognized compensation cost is expected to be recognized over a weighted-average period of approximately 1.54 years.

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

Year Ending September 30:
2026	$640,763
2027	89,718
2028	3,302
2029	171
2030	64,620
Thereafter	2
Total	$798,576

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

Woodward is partially self-insured in the United States for healthcare and worker’s compensation up to predetermined amounts, above which third-party insurance applies. Management regularly reviews the probable outcome of related claims and proceedings, the expenses expected to be incurred, the availability and limits of the insurance coverage, and the established accruals for liabilities.

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

Note 23. Segment information

Woodward’s segments are composed of similar product groupings that serve the same or similar end markets. Based on this approach, Woodward has two reportable segments that are also its operating segments: Aerospace and Industrial, as described below in further detail. Woodward uses segment information internally to manage its business, including the assessment of segment performance and decisions for the allocation of resources between segments.

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

Our Industrial segment designs, produces, and services systems and products for the management of energy in the form of fuel, air, fluids, gases, motion, combustion, and electricity. These products include actuators, valves, pumps, fuel injection systems, solenoids, ignition systems, control systems, electronics and software, and sensors. Our products are used on industrial gas turbines (including heavy frame, aeroderivative, and small industrial gas turbines), steam turbines, compressors, and reciprocating engines (including low speed, medium speed, and high-speed engines that operate on various fuels, including natural gas, diesel, heavy fuel oil, and new lower carbon alternative fuels in both single and dual-fuel applications). The equipment on which our products are found is used to: generate power; to extract, distribute, and refine energy sources; to mine other commodities; and to convert fuel to work in transportation and freight (both marine and locomotives), mobile, and industrial equipment applications.

Nonsegment expenses consist of corporate office expenses, including compensation, benefits, depreciation, and other administrative costs.

The accounting policies of the reportable segments are the same as those of the Company. The Aerospace and Industrial segments maintain separate financial information that is reviewed by the Chief Operating Decision Maker (“CODM”), who is the Company’s Chief Executive Officer. The CODM uses forecast-to-actual variances and year-over-year variances on a monthly basis when assessing segment performance and forecasts in deciding how to allocate resources among the segments. The CODM evaluates the performance of the Company’s segments based on reportable segment operating profit. In connection with that assessment, Woodward generally excludes matters such as certain charges for restructuring, interest income and expense, certain gains and losses from asset dispositions, or other unusual and/or non-operationally related expenses.

A summary of consolidated net sales and segment operating profit by segment follows:

	Year Ended September 30,
	2025
	Aerospace	Industrial	Total
Net sales	$2,312,806	$1,254,258	$3,567,064
Cost of goods sold	1,687,214	914,520	2,601,734
Selling, general and administrative expenses	87,136	107,205	194,341
Research and development costs	87,302	53,850	141,152
Other segment items[1]	(55,459)	(3,841)	(59,300)
Reportable segment operating profit	$506,613	$182,524	$689,137

	Year Ended September 30,
	2024
	Aerospace	Industrial	Total
Net sales	$2,028,618	$1,295,631	$3,324,249
Cost of goods sold	1,517,239	923,953	2,441,192
Selling, general and administrative expenses	85,103	100,758	185,861
Research and development costs	90,138	44,759	134,897
Other segment items[1]	(49,222)	(3,696)	(52,918)
Reportable segment operating profit	$385,360	$229,857	$615,217

	Year Ended September 30,
	2023
	Aerospace	Industrial	Total
Net sales	$1,768,103	$1,146,463	$2,914,566
Cost of goods sold	1,362,124	855,900	2,218,024
Selling, general and administrative expenses	78,910	87,637	166,547
Research and development costs	80,825	44,296	125,121
Other segment items[1]	(43,860)	(2,992)	(46,852)
Reportable segment operating profit	$290,104	$161,622	$451,726
(1)
Other segment items mainly includes our equity interest in the earnings of the JV, other components of net periodic pension and other postretirement benefit, excluding service cost and interest expense, and net gain/loss on sales of assets and businesses.

A summary of consolidated earnings before income taxes was as follows:

	Year Ended September 30,
	2025	2024	2023
Reportable segment operating profit	$689,137	$615,217	$451,726
Nonsegment expenses	(126,226)	(119,745)	(130,811)
Interest expense, net	(41,500)	(41,501)	(45,147)
Consolidated earnings before income taxes	$521,411	$453,971	$275,768

Segment assets consist of accounts receivable, inventories, property, plant, and equipment, net, goodwill, and other intangibles, net. A summary of consolidated total assets, consolidated depreciation and amortization, and consolidated capital expenditures were as follows:

	Year Ended September 30,
	2025	2024	2023
Segment assets:
Aerospace	$2,110,805	$1,936,507	$1,829,410
Industrial	1,501,503	1,509,495	1,490,341
Unallocated corporate property, plant and equipment, net	120,502	120,946	104,962
Other unallocated assets	897,333	801,967	585,490
Consolidated total assets	$4,630,143	$4,368,915	$4,010,203

Segment depreciation and amortization:
Aerospace	$51,603	$55,305	$59,880
Industrial	49,480	49,779	51,167
Unallocated corporate amounts	12,195	11,086	8,696
Consolidated depreciation and amortization	$113,278	$116,170	$119,743

Segment capital expenditures:
Aerospace	$62,892	$55,989	$56,913
Industrial	42,305	41,930	21,855
Unallocated corporate amounts	25,731	(1,639)	(2,268)
Consolidated capital expenditures	$130,928	$96,280	$76,500

Property, plant, and equipment, net by geographical area, as determined by the physical location of the assets, were as follows:

	At September 30,
	2025	2024
United States	$841,528	$827,242
Germany	109,403	87,970
Other countries	35,692	25,503
Consolidated property, plant and equipment, net	$986,623	$940,715

We had no customers who accounted for 10% or more of our consolidated net sales for the fiscal years ended September 30, 2025 and September 30, 2024. Sales to GE were 12% of our consolidated net sales, and sales to RTX Corporation were 10% of our consolidated net sales for the fiscal year ended September 30, 2023. Sales to GE were made by both of Woodward’s operating segments, and sales to RTX Corporation were made by our Aerospace segment.

U.S. Government related sales from Woodward’s reportable segments were as follows:

	Direct U.S. Government Sales	Indirect U.S. Government Sales	Total U.S. Government Related Sales
Fiscal year ended September 30, 2025
Aerospace	$95,147	$598,254	$693,401
Industrial	6,903	17,305	24,208
Total net external sales	$102,050	$615,559	$717,609
Percentage of total net sales	3%	17%	20%

Fiscal year ended September 30, 2024
Aerospace	$107,978	$443,370	$551,348
Industrial	9,039	10,273	19,312
Total net external sales	$117,017	$453,643	$570,660
Percentage of total net sales	3%	14%	17%

Fiscal year ended September 30, 2023
Aerospace	$99,848	$363,835	$463,683
Industrial	7,524	14,840	22,364
Total net external sales	$107,372	$378,675	$486,047
Percentage of total net sales	4%	13%	17%

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There have been no disagreements or any reportable events requiring disclosure under Item 304(b) of Regulation S-K.

Item 9A. Controls and Procedures

We have established disclosure controls and procedures, which are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our Principal Executive Officer (Charles Blankenship, Jr., Chairman of the Board and Chief Executive Officer) and Principal Financial and Accounting Officer (William Lacey, Chief Financial Officer), as appropriate, to allow timely decisions regarding required disclosures.

Charles Blankenship, Jr. and William Lacey evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Form 10-K. Based on their evaluations, they concluded that our disclosure controls and procedures were effective as of September 30, 2025.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) for the Company. Our management has evaluated the effectiveness of internal control over financial reporting using the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and, based on that evaluation, concluded that the Company’s internal control over financial reporting was effective at a reasonable assurance level as of September 30, 2025, the end of the Company’s most recent fiscal year.

Deloitte & Touche LLP (PCAOB ID No. 34), an independent registered public accounting firm, conducted an audit of Woodward’s internal control over financial reporting as of September 30, 2025 as stated in their attestation report included in “Item 8 – Financial Statements and Supplementary Data.”

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

There have been no changes in our internal control over financial reporting during the fourth fiscal quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Amendment of Bylaws

On November 19, 2025, the Board approved and adopted amended and restated bylaws of the Company (the “Amended and Restated Bylaws”), effective as of such date, in order to, among other things: (i) enhance procedural mechanics and disclosure requirements in connection with stockholder nominations of directors and submissions of proposals regarding other business at stockholder meetings, including to clarify the scope of information required regarding proposing stockholders, proposed nominees and other related persons; (ii) add procedural and disclosure requirements for stockholder-requested special meetings; (iii) provide eligible stockholders access to include nominees in the Company’s proxy statement for any annual meeting of stockholders, subject to certain requirements; (iv) clarify the powers of the chair of a stockholder meeting to regulate conduct at and to adjourn such meeting; (v) require director candidates to make themselves available for interviews with members of the Board; and (vi) make various other updates, including ministerial and conforming changes.

The foregoing description does not purport to be complete and is qualified in its entirety by reference to the complete text of the Amended and Restated Bylaws, a copy of which is attached hereto as Exhibit 3.1 and incorporated herein by reference.

Insider Trading Arrangements Intended to Satisfy the Affirmative Defense of Rule 10b5-1(c)

During the three months ended September 30, 2025, two officers of the Company entered into trading plans pursuant to Rule 10b5-1 of the Exchange Act intended to satisfy the affirmative defense of Rule 10b5-1(c) of the Exchange Act (each such trading plan, a "Plan"), as discussed below.

On July 30, 2025, Thomas Cromwell, Executive Vice President and Chief Operating Officer, entered into a Plan that provides for the exercise of up to 30,000 non-qualified stock options and sale of the net shares of common stock of the Company received upon exercise. Mr. Cromwell’s plan terminates on June 1, 2026, for a duration of 306 days.

On September 3, 2025, Terence Voskuil, our then-incumbent Executive Vice President and President, Aerospace, entered into a Plan that provides for the exercise of up to 17,300 non-qualified stock options and sale of the net shares of common stock of the Company received upon exercise. Mr. Voskuil's Plan terminates on May 29, 2026, for a duration of 268 days. As of October 1, 2025, Mr. Voskuil transitioned into the role of Executive Vice President, Chief Technology Officer, Aerospace. Mr. Voskuil is no longer an officer of the Company, as defined in Rule 16a-1(f).

During the quarter ended September 30, 2025, no other directors or officers, as defined in Rule 16a-1(f), adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” each as defined in Item 408 of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

The information required by Items 10, 11, 12, 13, and 14 of Part III of this Form 10-K, to the extent not set forth herein, is incorporated herein by reference from the registrant’s definitive proxy statement relating to the annual meeting of stockholders to be held on January 28, 2026 which definitive proxy statement shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

Item 10. Directors, Executive Officers and Corporate Governance

Except as set forth below, the information required by this item is included under the captions “Proposal 1: Election of Directors,” “Board Meetings and Committees – Audit Committee,” "Executive Officers," "Executive Compensation - Compensation Policies and Practices," "Stock Ownership of Directors and Executive Officers,” and, if applicable, “Delinquent Section 16(a) Reports" in our Proxy Statement related to the Annual Meeting of Stockholders to be held virtually on January 28, 2026 (the "Proxy Statement") and is incorporated herein by reference. There have been no material changes to the procedures by which security holders may recommend nominees to our Board.

Our Board has adopted a Code of Business Conduct and Ethics for directors, officers, and members. We have also adopted a Code of Ethics for Senior Financial Officers and Other Finance Members. These codes are posted on our website. The Internet address for our website is www.woodward.com, and the codes may be found from our main web page by clicking first on “Investors,” then on “Governance” then on "Governance Documents" and then on “Woodward Codes of Business Conduct and Ethics.”

We intend to satisfy any disclosure requirement under Item 5.05 of Form 8-K and the Nasdaq listing rules regarding an amendment to, or waiver from, a provision of this code of ethics by posting such information to our website, at the address and location specified above.

Item 11. Executive Compensation

Information required by this item is under the captions “Non-Employee Director Compensation,” “Board Meetings and Committees – Human Capital & Compensation Committee – Human Capital & Compensation Committee Interlocks and Insider Participation,” “Executive Compensation” and “Board Meetings and Committees – Human Capital & Compensation Committee – Risk Assessment” in our Proxy Statement, and is incorporated herein by reference, except the section captioned “Compensation Committee Report on Compensation Discussion and Analysis” is hereby “furnished” and not “filed” with this Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by this item is under the tables captioned “Stock Ownership of Directors & Executive Officers,” “Persons Owning More Than 5% of Woodward Common Stock,” and “Executive Compensation – Equity Compensation Plan Information” in our Proxy Statement, and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information required by this item is under “Related Person Transaction Policies and Procedures” and “Proposal 1: Election of Directors” in our Proxy Statement and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

Information required by this item is under the captions “Audit Committee Matters – Audit Committee’s Pre-Approval Policy and Procedures” and “Audit Committee Matters – Fees Paid to Independent Registered Public Accounting Firm” in our Proxy Statement, and is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

Financial statements and schedules other than those listed above are omitted for the reason that they are not applicable, are not required, or the information is included in the financial statements or the footnotes.

(a)	(2)	Exhibits Filed as Part of This Report:

‡	2.1

Share Purchase Agreement relating to the sale and purchase of all shares in L’Orange GmbH and Fluid Mechanics LLC dated April 8, 2018, filed as Exhibit 2.1 to Quarterly Report on Form 10-Q filed on August 8, 2018

*	3.1	Amended and Restated Bylaws, effective as of November 19, 2025

‡	3.2	Restated Certificate of Incorporation, as amended October 3, 2007, filed as Exhibit 3(i)(a) to Annual Report on Form 10-K filed November 20, 2008

‡	3.3	Certificate of Amendment of Certificate of Incorporation, dated January 23, 2008, filed as Exhibit 3(i)(b) to Annual Report on Form 10-K filed November 20, 2008

‡	3.4	Certificate of Amendment of the Restated Certificate of Incorporation, dated January 26, 2011, filed as Exhibit 3.1 to Current Report on Form 8-K filed January 28, 2011

‡	3.5	Certificate of Designation of Rights, Preferences and Privileges of Series B Preferred Stock, filed as Exhibit 3.1 to Current Report on Form 8-K filed April 6, 2020

‡	4.1	Form of Common Stock Certificate, filed as Exhibit 4.1 to Annual Report on Form 10-K filed on November 26, 2024

‡	4.2	Description of Capital Stock, filed as Exhibit 4.2 to Annual Report on Form 10-K filed on November 26, 2024

†‡	10.1	2017 Omnibus Incentive Plan, as amended January 25, 2023, filed as Exhibit 99.1 to Current Report on Form 8-K filed January 31, 2023

†*^	10.2	Woodward, Inc. Enterprise Incentive Plan, dated November 18, 2025

*†	10.3	Woodward Executive Benefit Plan, as amended and restated as of December 5, 2022

*†	10.4	Woodward Retirement Savings Plan, as amended and restated effective as of January 1, 2024

†‡	10.5	Amended and Restated Executive Severance and Change in Control Agreement filed as Exhibit 10.29 to Annual Report on Form 10-K filed November 19, 2021

†‡	10.6	Thomas Cromwell employment offer letter dated January 30, 2019, filed as Exhibit 10.1 to Quarterly Report on Form 10-Q filed May 8, 2019

†‡	10.7	Charles Blankenship Jr. employment offer letter dated April 19th, 2022, filed as Exhibit 10.3 to Quarterly Report on Form 10-Q filed on May 6, 2022

†‡	10.8	William Lacey Offer Letter dated March 30, 2023, filed as Exhibit 10.2 to Quarterly Report on Form 10-Q filed August 4th, 2023

†‡	10.9	Randall Hobbs Offer Letter dated October 7, 2022, filed as Exhibit 10.1 to Quarterly Report on Form 10-Q, filed February 2, 2024

†‡	10.10	Separation Agreement dated March 14, 2024 by and between Woodward, Inc. and A. Christopher Fawzy, filed as Exhibit 10.1 to Quarterly Report on Form 10-Q filed May 3, 2024

‡	10.11	Purchase and Sale Agreement between Woodward, Inc. and General Electric Company dated January 4, 2016 filed as Exhibit 2.1 to Current Report on Form 8-K filed January 8, 2016

‡	10.12	Amended and Restated Limited Liability Company Agreement of Convergence Fuel Systems, LLC dated January 4, 2016, filed as Exhibit 10.1 to Current Report on Form 8-K filed January 8, 2016

‡	10.13	Frame Development and Purchase Agreement between MTU Friedrichshafen GmbH and L’Orange GmbH, filed as Exhibit 10.1 to Quarterly Report on Form 10-Q filed August 8, 2018

*	10.14	Conformed Note Purchase Agreement (Series M) dated September 23, 2016 and conformed as of October 23, 2025, by and among the Company and the purchasers named therein

*	10.15

Conformed Note Purchase Agreement (Series N and O) dated September 23, 2016 and conformed as of October 23, 2025, by and among Woodward International Holding, B.V., the Company, and the purchasers named therein

*	10.16	Conformed Note Purchase Agreement (2018 Notes) dated May 31, 2018 and conformed as of October 23, 2025, by and among the Company and the purchasers named therein

‡	10.17

Second Amended and Restated Credit Agreement dated October 21, 2022, by and among the Company, certain foreign subsidiaries borrowers of the Company from time to time parties thereto, the institutions from time-to-time party thereto, as lenders, and Wells Fargo Bank, National Association, as administrative agent filed as Exhibit 10.31 to Annual Report on Form 10-K, filed on November 18, 2022

*†	10.18	Outside Director Compensation Policy dated October 1, 2025

†‡	10.19	Form of Non-Qualified Stock Option Agreement for Non-Employee Directors dated November 14, 2023, filed as Exhibit 10.34 to Annual Report on Form 10-K, filed on November 17, 2023

†‡	10.20	Form RSU Agreement for Non-Employee Directors dated November 14, 2023, filed as Exhibit 10.36 to Annual Report on Form 10-K, filed on November 17, 2023

†‡	10.21	Form of Non-Qualified Stock Option Agreement for Non-Employee Directors, dated September 16, 2024, filed as Exhibit 10.40 to Annual Report on Form 10-K, filed on November 26, 2024

†‡	10.22	Form of Restricted Stock Unit Agreement for Non-Employee Directors, dated September 16, 2024 filed as Exhibit 10.41 to Annual Report on Form 10-K, filed on November 26, 2024

†‡	10.23	Form of Non-Qualified Stock Option Agreement, filed as Exhibit 10.2 to Quarterly Report on Form 10-Q filed January 25, 2017

†‡	10.24	Form of Non-Qualified Stock Option Agreement, filed as Exhibit 10.40 to Annual Report on Form 10-K filed November 13, 2018

†‡	10.25	Form of Non-Qualified Stock Option Agreement for Employees and Consultants dated November 14, 2023, filed as Exhibit 10.33 to Annual Report on Form 10-K, filed on November 17, 2023

*†	10.26	Form of Non-Qualified Stock Option Agreement for Employees and Consultants, dated November 18, 2025

†‡	10.27	Form of Restricted Stock Unit Agreement, filed as Exhibit 10.39 to Annual Report on Form 10-K filed November 13, 2018

†‡	10.28	Form Restricted Stock Unit Agreement for Employees and Consultants dated November 14, 2023, filed as Exhibit 10.35 to Annual Report on Form 10-K filed on November 17, 2023

*†	10.29	Form of Restricted Stock Unit Agreement for Employees and Consultants dated November 18, 2025

†‡	10.30	Form Attraction and Retention RSU agreement, filed as Exhibit 10.2 to Quarterly Report on Form 10-Q filed May 6, 2022

†‡	10.31	Form of Relative TSR Performance Restricted Stock Unit Agreement dated November 14, 2023, filed as Exhibit 10.37 to Annual Report on Form 10-K filed on November 17, 2023

*†	10.32	Form of Relative TSR Performance Restricted Stock Unit Agreement dated November 18, 2025

*†	10.33	Form of Return on Invested Capital Performance Restricted Stock Unit Agreement dated November 18, 2025

‡	19.1	Trades of Woodward Stock (Insider Trading Policy), filed as Exhibit 19.1 to Annual Report on Form 10-K filed on November 26, 2024

*	21.1	Subsidiaries

*	23.1	Consent of Independent Registered Public Accounting Firm

*	31.1	Rule 13a-14(a)/15d-14(a) certification of Charles Blankenship, Jr.

*	31.2	Rule 13a-14(a)/15d-14(a) certification of William Lacey

*	32.1	Section 1350 certifications

‡	97.1	Clawback Policy, filed as Exhibit 97.1 to Annual Report on Form 10-K filed on November 26, 2024

*	101.INS	Inline XBRL Instance Document.

*	101.SCH	Inline XBRL Taxonomy Extension Schema Document

*	101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

*	101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

*	101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

*	101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

* 104	Cover Page Interactive Data File (formatted as Inline XBRL and Contained in Exhibit 101)

Attached as Exhibit 101 to this report are the following materials from Woodward, Inc.’s Annual Report on Form 10-K for the year ended September 30, 2025 formatted in Inline XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Earnings, (ii) the Consolidated Statements of Comprehensive Earnings, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Stockholders’ Equity, and (vi) the Notes to the Consolidated Financial Statements.

†	Management contract or compensatory plan or arrangement.

‡	Incorporated by reference as an exhibit to this Report (file number 001-39265, unless otherwise indicated).

*	Filed as an exhibit to this Report.

^	Certain schedules and annexes have been omitted pursuant to Item 601(a)(5) of Regulation S-K and will be provided to the Securities and Exchange Commission upon request.

Exhibit 32.1 is being furnished solely to accompany the report pursuant to 18 U.S.C. 1350 and is not being filed for purposes of Section 18 of the Exchange Act, and is not to be incorporated by reference into any filing of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

Item 16. Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WOODWARD, INC.
Date: November 25, 2025	/s/ Charles Blankenship, Jr.
Charles Blankenship, Jr.
Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

Date: November 25, 2025	/s/ William Lacey
William Lacey
Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Charles Blankenship, Jr.	Chairman of the Board	November 25, 2025
Charles Blankenship, Jr.	and Director
/s/ Rajeev Bhalla	Director	November 25, 2025
Rajeev Bhalla
/s/ John Cohn	Director	November 25, 2025
John Cohn
/s/ David Hess	Director	November 25, 2025
David Hess
/s/ Daniel Korte	Director	November 25, 2025
Daniel Korte
/s/ Eileen Paterson	Director	November 25, 2025
Eileen Paterson
/s/ Mary Petryszyn	Director	November 25, 2025
Mary Petryszyn
/s/ Gregg Sengstack	Director	November 25, 2025
Gregg Sengstack
/s/ Tana Utley	Director	November 25, 2025
Tana Utley