Form 10-Q
period 2025-12-31
Woodward, Inc.
filed 2026-02-04
CIK 108312

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2025

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Yes ☐ No ☒

As of February 3, 2026, 59,615,869 shares of the registrant’s common stock with a par value of $0.001455 per share were outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

WOODWARD, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended
	December 31,
	2025	2024
Net sales	$996,454	$772,725
Costs and expenses:
Cost of goods sold	704,293	583,091
Selling, general and administrative expenses	94,985	69,696
Research and development costs	37,756	30,207
Interest expense	10,344	12,341
Interest income	(701)	(1,377)
Other income, net	(19,374)	(23,087)
Total costs and expenses	827,303	670,871
Earnings before income taxes	169,151	101,854
Income tax expense	35,432	14,763
Net earnings	$133,719	$87,091

Earnings per share:
Basic earnings per share	$2.23	$1.47
Diluted earnings per share	$2.17	$1.42

Weighted Average Common Shares Outstanding:
Basic	59,837	59,216
Diluted	61,590	61,141

See accompanying Notes to Condensed Consolidated Financial Statements

WOODWARD, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS

(In thousands)

(Unaudited)

	Three Months Ended
	December 31,
	2025	2024
Net earnings	$133,719	$87,091

Other comprehensive earnings:
Foreign currency translation adjustments	1,160	(36,884)
Net (loss) gain on foreign currency transactions designated as hedges of net investments	(84)	3,063
Taxes on changes in foreign currency translation adjustments	2,359	436
Foreign currency translation and hedge transactions adjustments, net of tax	3,435	(33,385)

Derivative related other comprehensive earnings:
Unrealized gain on fair value adjustment of derivative instruments	1,848	20,368
Reclassification of net realized losses (gain) on derivatives to earnings	534	(27,683)
Derivative adjustments, net of tax	2,382	(7,315)

Pension and other postretirement medical liability other comprehensive earnings:
Amortization of:
Net prior service cost	135	197
Net actuarial (gain)	(199)	(167)
Foreign currency exchange rate changes on pension and other postretirement medical liabilities	(40)	(326)
Taxes on changes in pension and other postretirement medical liability adjustments	34	(15)
Pension and other postretirement benefit plan adjustments, net of tax	(70)	(311)
Total comprehensive earnings	$139,466	$46,080

See accompanying Notes to Condensed Consolidated Financial Statements

WOODWARD, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

(Unaudited)

	December 31,	September 30,
	2025	2025
ASSETS
Current assets:
Cash and cash equivalents	$454,245	$327,431
Accounts receivable, less allowance for uncollectible amounts of $13,426 and $9,725, respectively	796,760	831,116
Inventories	689,217	654,608
Income taxes receivable	44,934	1,553
Other current assets	63,967	69,706
Total current assets	2,049,123	1,884,414
Property, plant and equipment, net	1,002,187	986,623
Goodwill	832,065	832,288
Intangible assets, net	425,408	428,080
Deferred income tax assets	45,503	118,711
Other assets	379,611	380,027
Total assets	$4,733,897	$4,630,143
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Short-term debt	$383,000	$122,300
Current portion of long-term debt	48,033	122,934
Accounts payable	269,981	289,417
Income taxes payable	52,429	59,655
Accrued liabilities	245,688	313,083
Total current liabilities	999,131	907,389
Long-term debt, less current portion	457,005	456,968
Deferred income tax liabilities	107,652	107,669
Other liabilities	582,621	591,727
Total liabilities	2,146,409	2,063,753
Commitments and contingencies (Note 22)
Stockholders' equity:
Preferred stock, par value $0.003 per share, 10,000 shares authorized, no shares issued	—	—
Common stock, par value $0.001455 per share, 150,000 shares authorized, 72,960 shares issued	106	106
Additional paid-in capital	497,787	482,259
Accumulated other comprehensive losses	(4,668)	(10,415)
Deferred compensation	1,947	1,741
Retained earnings	3,717,350	3,600,395
	4,212,522	4,074,086
Treasury stock at cost, 13,174 shares and 13,060 shares, respectively	(1,623,087)	(1,505,955)
Treasury stock held for deferred compensation, at cost, 28 shares	(1,947)	(1,741)
Total stockholders' equity	2,587,488	2,566,390
Total liabilities and stockholders' equity	$4,733,897	$4,630,143

See accompanying Notes to Condensed Consolidated Financial Statements

WOODWARD, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended December 31,
	2025	2024
Cash flows from operating activities:
Net earnings	$133,719	$87,091
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	29,038	27,876
Net loss (gain) on sales of assets and businesses	18	(9,243)
Stock-based compensation	7,030	6,666
Deferred income taxes	75,582	(1,504)
Changes in operating assets and liabilities:
Trade accounts receivable	64,586	83,511
Unbilled receivables (contract assets)	(30,790)	(16,667)
Costs to fulfill a contract	2,754	(3,076)
Inventories	(34,524)	(49,514)
Accounts payable and accrued liabilities	(77,721)	(94,647)
Contract liabilities	(10,799)	(4,352)
Income taxes	(50,737)	6,356
Retirement benefit obligations	(866)	(840)
Other	7,147	2,859
Net cash provided by operating activities	114,437	34,516

Cash flows from investing activities:
Payments for purchase of property, plant, and equipment	(44,129)	(33,574)
Proceeds from sale of assets	—	36
Proceeds from business divestitures	—	1,438
Payments for acquisitions, net of cash acquired	(4,200)	—
Net cash (used in) investing activities	(48,329)	(32,100)

Cash flows from financing activities:
Cash dividends paid	(16,764)	(14,781)
Proceeds from sales of treasury stock	20,859	28,876
Payments for repurchases of common stock	(129,387)	(35,473)
Borrowings on revolving lines of credit and short-term borrowings	1,254,653	668,300
Payments on revolving lines of credit and short-term borrowings	(993,953)	(627,300)
Payments of long-term debt and finance lease obligations	(75,252)	(236)
Net cash provided by financing activities	60,156	19,386
Effect of exchange rate changes on cash and cash equivalents	550	(20,346)
Net change in cash and cash equivalents	126,814	1,456
Cash and cash equivalents at beginning of year	327,431	282,270
Cash and cash equivalents at end of period	$454,245	$283,726

See accompanying Notes to Condensed Consolidated Financial Statements

WOODWARD, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

(Unaudited)

	Stockholders' equity
			Accumulated other comprehensive (loss) earnings
	Common stock	Additional paid-in capital	Foreign currency translation adjustments	Unrealized derivative gains (losses)	Minimum retirement benefit liability adjustments	Total accumulated other comprehensive (loss) earnings	Deferred compensation	Retained earnings	Treasury stock at cost	Treasury stock held for deferred compensation	Total stockholders' equity
Balances as of September 30, 2024	$106	$396,554	$(39,129)	$(5,177)	$11,608	$(32,698)	$2,662	$3,223,259	$(1,410,805)	$(2,662)	$2,176,416
Net earnings	—	—	—	—	—	—	—	87,091	—	—	87,091
Other comprehensive earnings (loss), net of tax	—	—	(33,385)	(7,315)	(311)	(41,011)	—	—	—	—	(41,011)
Cash dividends paid ($0.25 per share)	—	—	—	—	—	—	—	(14,781)	—	—	(14,781)
Purchase of treasury stock	—	—	—	—	—	—	—	—	(35,473)	—	(35,473)
Sales of treasury stock	—	10,340	—	—	—	—	—	—	18,319	—	28,659
Common shares issued for benefit plans	—	615	—	—	—	—	—	—	239	—	854
Stock-based compensation	—	6,666	—	—	—	—	—	—	—	—	6,666
Purchases of stock by deferred compensation	—	—	—	—	—	—	48	—	—	(48)	—
Distribution of stock from deferred compensation	—	—	—	—	—	—	(958)	—	—	958	—
Balances as of December 31, 2024	$106	$414,175	$(72,514)	$(12,492)	$11,297	$(73,709)	$1,752	$3,295,569	$(1,427,720)	$(1,752)	$2,208,421

Balances as of September 30, 2025	106	482,259	(18,950)	(5,847)	14,382	(10,415)	1,741	3,600,395	(1,505,955)	(1,741)	2,566,390
Net earnings	—	—	—	—	—	—	—	133,719	—	—	133,719
Other comprehensive earnings (loss), net of tax	—	—	3,435	2,382	(70)	5,747	—	—	—	—	5,747
Cash dividends paid ($0.28 per share)	—	—	—	—	—	—	—	(16,764)	—	—	(16,764)
Purchases of treasury stock	—	—	—	—	—	—	—	—	(129,387)	—	(129,387)
Sales of treasury stock	—	8,498	—	—	—	—	—	—	12,255	—	20,753
Common shares issued for benefit plans	—	—	—	—	—	—	—	—	—	—	—
Stock-based compensation	—	7,030	—	—	—	—	—	—	—	—	7,030
Purchases of stock by deferred compensation	—	—	—	—	—	—	264	—	—	(264)	—
Distribution of stock from deferred compensation	—	—	—	—	—	—	(58)	—	—	58	—
Balances as of December 31, 2025	$106	$497,787	$(15,515)	$(3,465)	$14,312	$(4,668)	$1,947	$3,717,350	$(1,623,087)	$(1,947)	$2,587,488

See accompanying Notes to Condensed Consolidated Financial Statements

WOODWARD, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

(Unaudited)

Note 1. Basis of presentation

The Condensed Consolidated Financial Statements of Woodward, Inc. (“Woodward” or the “Company”) as of December 31, 2025 and for the three months ended December 31, 2025 and 2024, included herein, have not been audited by an independent registered public accounting firm. These unaudited Condensed Consolidated Financial Statements reflect all normal recurring adjustments that, in the opinion of management, are necessary to present fairly Woodward’s financial position as of December 31, 2025, and the statements of earnings, comprehensive earnings, cash flows, and changes in stockholders’ equity for the periods presented herein. The results of operations for the three months ended December 31, 2025 and 2024 are not necessarily indicative of the operating results to be expected for other interim periods or for the full fiscal year. Dollar and share amounts contained in these unaudited Condensed Consolidated Financial Statements are in thousands, except per share amounts, unless otherwise noted.

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

Management is required to use estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, the reported revenues and expenses recognized during the reporting period, and certain financial statement disclosures, in the preparation of the unaudited Condensed Consolidated Financial Statements included herein. Significant estimates in these unaudited Condensed Consolidated Financial Statements include allowances for credit losses; net realizable value of inventories; variable consideration including customer rebates earned and payable and early payment discounts; warranty reserves; useful lives of property and identifiable intangible assets; the evaluation of impairments of property, intangible assets, and goodwill; the provision for income tax and related valuation reserves; the valuation of derivative instruments; assumptions used in the determination of the funded status and annual expense of pension and postretirement employee benefit plans; the valuation of stock compensation instruments granted to members, board members and any other eligible recipients; estimates of incremental borrowing rates used when estimating the present value of future lease payments; assumptions used when including renewal options or non-exercise of termination options in lease terms; estimates of total lifetime sales used in the recognition of revenue associated with material rights and balance sheet classification of the related contract liability; estimates of total sales contract costs when recognizing revenue under the cost-to-cost method; and contingencies. Actual results could vary from Woodward’s estimates.

Note 2. New accounting standards

From time to time, the Financial Accounting Standards Board (“FASB”) or other standards setting bodies issue new accounting pronouncements. Updates to the FASB Accounting Standards Codification (“ASC”) are communicated through issuance of an Accounting Standards Update (“ASU”).

In December 2023, the FASB issued ASU 2023-09, "Income Taxes (Topic 740): Improvements to Income Tax Disclosures." The purpose of ASU 2023-09 is to provide enhanced annual disclosures surrounding income taxes by requiring consistent categories and greater disaggregation of information in the rate reconciliation, the disaggregation of income taxes paid by jurisdiction, as well as several other changes to the income tax disclosure. The amendments in ASU 2023-09 are effective for fiscal years beginning after December 15, 2024 (fiscal year 2026 for Woodward), with early adoption permitted, and is required to be applied prospectively with the option of retrospective application. Woodward is currently assessing the impact on its income tax disclosures.

In November 2024, the FASB issued ASU 2024-03, "Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses." The purpose of ASU 2024-03 is to provide enhanced disclosures about significant expenses on the Consolidated Statement of Earnings. The amendments in ASU 2024-03 are effective for fiscal years beginning after December 15, 2026 (fiscal year 2028 for Woodward), and interim periods within fiscal years beginning after December 15, 2027 (fiscal year 2029 for Woodward), with early adoption permitted, and are to be applied either on a prospective basis to financial statements issued for reporting periods after the effective date or on a retrospective basis to all periods presented. Woodward is currently assessing the impact on its Consolidated Statement of Earnings disclosures.

Note 3. Revenue

The amount of revenue recognized as point in time or over time was as follows:

	Three Months Ended December 31, 2025			Three Months Ended December 31, 2024
	Aerospace	Industrial	Consolidated	Aerospace	Industrial	Consolidated
Point in time	$253,645	$213,971	$467,616	$191,985	$155,068	$347,053
Over time	381,252	147,586	528,838	301,897	123,775	425,672
Total net sales	$634,897	$361,557	$996,454	$493,882	$278,843	$772,725

Accounts Receivable

Accounts receivable consisted of the following:

	December 31, 2025	September 30, 2025
Billed receivables
Trade accounts receivable	$413,842	$477,217
Other (Chinese financial institutions)	—	104
Total billed receivables	413,842	477,321
Current unbilled receivables (contract assets)	396,344	363,520
Total accounts receivable	810,186	840,841
Less: Allowance for uncollectible amounts	(13,426)	(9,725)
Total accounts receivable, net	$796,760	$831,116

As of December 31, 2025, “Other assets” on the Condensed Consolidated Balance Sheets includes $9,161 of unbilled receivables not expected to be invoiced and collected within a period of 12 months, compared to $10,963 as of September 30, 2025.

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

The allowance for uncollectible amounts and change in expected credit losses for trade accounts receivable and unbilled receivables (contract assets) consisted of the following:

	Three Months Ended December 31,
	2025	2024
Balance, beginning	$9,725	$7,738
Changes in estimates	3,629	207
Write-offs	(78)	—
Other[1]	150	(152)
Balance, ending	$13,426	$7,793
(1)
Includes effects of foreign exchange rate changes during the period.

Contract liabilities

Contract liabilities consisted of the following:

	December 31, 2025		September 30, 2025
	Current	Noncurrent	Current	Noncurrent
Deferred revenue from material rights from JV formation	$7,494	$227,583	$7,298	$229,878
Deferred revenue from advanced invoicing and/or prepayments from customers	13,553	722	14,944	2,115
Liability related to customer supplied inventory	20,109	—	19,640	—
Deferred revenue from material rights related to engineering and development funding	7,988	192,440	7,353	199,465
Net contract liabilities	$49,144	$420,745	$49,235	$431,458

Woodward recognized revenue of $14,530 in the three months ended December 31, 2025 from contract liabilities balances recorded as of October 1, 2025, compared to $16,083 in the three months ended December 31, 2024 from contract liabilities balances recorded as of October 1, 2024.

Remaining performance obligations

Remaining performance obligations related to the aggregate amount of the total contract transaction price of firm orders for which the performance obligation has not yet been recognized in revenue as of December 31, 2025 were $3,477,548, compared to $3,195,156 as of September 30, 2025, the majority of which relates to Woodward’s Aerospace segment in both periods. Woodward expects to recognize almost all remaining performance obligations within two years after December 31, 2025.

Remaining performance obligations related to material rights that have not yet been recognized in revenue as of December 31, 2025 were $506,806, of which $11,666 is expected to be recognized in the remainder of fiscal year 2026, $17,480 is expected to be recognized in fiscal year 2027, and the remaining balance is expected to be recognized thereafter. Woodward expects to recognize revenue from performance obligations related to material rights over the life of the underlying programs, which may be as long as forty years.

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

Revenue by primary market for the Aerospace reportable segment was as follows:

	Three Months Ended December 31,
	2025	2024
Commercial OEM	$187,939	$154,076
Commercial services	244,906	163,850
Defense OEM	138,233	112,782
Defense services	63,819	63,174
Total Aerospace segment net sales	$634,897	$493,882

Revenue by primary market for the Industrial reportable segment was as follows:

	Three Months Ended December 31,
	2025	2024
Power generation	$122,840	$115,008
Transportation	166,308	107,265
Oil and gas	72,409	56,570
Total Industrial segment net sales	$361,557	$278,843

Based on changes in market dynamics, the Company has refined its Industrial end market presentation to better align certain sales within power generation, transportation, and oil and gas. Accordingly, sales for the three months ended

December 31, 2024 have been reclassified for comparability. The reclassification had no impact on total Industrial segment net sales or the Company's financial results.

The customers who each account for approximately 10% or more of net sales of each of Woodward’s reportable segments were as follows:

	Three Months Ended December 31, 2025	Three Months Ended December 31, 2024
Aerospace	GE Aerospace, The Boeing Company, RTX Corporation	RTX Corporation, GE Aerospace, The Boeing Company
Industrial	Rolls-Royce PLC, Weichai Power	Rolls-Royce PLC, GE Vernova, Inc.

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

The following is a reconciliation of net earnings to basic earnings per share and diluted earnings per share:

	Three Months Ended December 31,
	2025	2024
Numerator:
Net earnings	$133,719	$87,091
Denominator:
Basic shares outstanding	59,837	59,216
Dilutive effect of stock options; restricted and performance stock units	1,753	1,925
Diluted shares outstanding	61,590	61,141
Income per common share:
Basic earnings per share	$2.23	$1.47
Diluted earnings per share	$2.17	$1.42

The following stock option grants and restricted stock awards were outstanding but were excluded from the computation of diluted earnings per share because their inclusion would have been anti-dilutive:

	Three Months Ended December 31,
	2025	2024
Restricted stock and option awards	12	16
Weighted-average price	$—	$—

The weighted-average shares of common stock outstanding for basic and diluted earnings per share included the weighted-average treasury stock shares held for deferred compensation obligations of the following:

	Three Months Ended December 31,
	2025	2024
Weighted-average treasury stock shares held for deferred compensation obligations	29	38

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

Lease-related assets and liabilities were as follows:

	Classification on the Condensed Consolidated Balance Sheets	December 31, 2025	September 30, 2025
Assets:
Operating lease	Other assets	$23,794	$25,274
Finance lease	Property, plant, and equipment, net	2,573	2,896
Total lease assets		26,367	28,170

Current liabilities:
Operating lease	Accrued liabilities	5,387	5,465
Finance lease	Current portion of long-term debt	1,043	1,032
Noncurrent liabilities:
Operating lease	Other liabilities	19,079	20,199
Finance lease	Long-term debt, less current portion	1,635	1,902
Total lease liabilities		$27,144	$28,598

Lease-related expenses were as follows:

	Three Months Ended December 31,
	2025	2024
Operating lease expense	$2,058	$1,796
Amortization of finance lease assets	242	241
Interest on finance lease liabilities	33	44
Variable lease expense	399	193
Short-term lease expense	26	53
Total lease expense	$2,758	$2,327

Lease-related supplemental cash flow information was as follows:

	Three Months Ended December 31,
	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$1,614	$1,534
Operating cash flows for finance leases	33	44
Financing cash flows for finance leases	253	235
Right-of-use assets obtained in exchange for recorded lease obligations:
Operating leases	224	476
Finance leases	—	1,069

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

Although Woodward expects to allocate some portion of future net sales to these customers to embedded lessor arrangements, it cannot provide expected future undiscounted lease payments from property, plant, and equipment leased to customers as of December 31, 2025. If, in the future, customers reduce purchases of related products from Woodward, the Company believes it will derive additional value from the underlying equipment by repurposing its use to support other customer arrangements.

Revenue from contracts with customers that included embedded operating leases, which are included in “Net sales” in the Condensed Consolidated Statements of Earnings, were $1,026 for the three months ended December 31, 2025, compared to $1,034 for the three months ended December 31, 2024.

The carrying amount of property, plant, and equipment leased to others through embedded leasing arrangements, included in “Property, plant, and equipment, net” on the Condensed Consolidated Balance Sheets, follows:

	December 31, 2025	September 30, 2025
Property, plant, and equipment	$41,915	$41,593
Less accumulated depreciation	(29,899)	(29,110)
Property, plant, and equipment, net	$12,016	$12,483

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

Unamortized deferred revenue recorded in connection with the JV formation included:

	December 31, 2025	September 30, 2025
Accrued liabilities	$7,494	$7,298
Other liabilities	227,583	229,878

Amortization of the deferred gain recognized as an increase to net sales was $2,099 for the three months ended December 31, 2025 and $1,023 for the three months ended December 31, 2024.

Other income related to Woodward’s equity interest in the earnings of the JV were as follows:

	Three Months Ended December 31,
	2025	2024
Other income	$15,377	$10,156

Cash distributions to Woodward from the JV, recognized in “Other, net” in “Net cash provided by operating activities” on the Condensed Consolidated Statements of Cash Flows, were as follows:

	Three Months Ended December 31,
	2025	2024
Cash distributions	$14,000	$11,000

Net sales to the JV were as follows:

	Three Months Ended December 31,
	2025	2024
Net sales	$24,555	$20,696

Woodward net sales includes a reduction of $20,673 for the three months ended December 31, 2025, compared to $16,011 for the three months ended December 31, 2024, related to royalties, associated with the contributed IP, owed to the JV by Woodward on sales by Woodward directly to third-party services customers.

The Condensed Consolidated Balance Sheets include “Accounts receivable” related to amounts the JV owed Woodward, “Accounts payable” related to amounts Woodward owed the JV, and “Other assets” related to Woodward’s net investment in the JV, as follows:

	December 31, 2025	September 30, 2025
Accounts receivable	$4,131	$5,377
Accounts payable	7,591	8,370
Other assets	24,446	23,069

Note 7. Financial instruments and fair value measurements

The table below presents information about Woodward’s financial assets and liabilities that are measured at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques Woodward utilized to determine such fair value.

	At December 31, 2025				At September 30, 2025
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Financial assets:
Investments in money markets and depository accounts	$87,573	$—	$—	$87,573	$30,256	$—	$—	$30,256
Equity securities	41,671	—	—	41,671	37,846	—	—	37,846
Total financial assets	$129,244	$—	$—	$129,244	$68,102	$—	$—	$68,102

Financial liabilities:
Cross-currency interest rate swaps	$—	$25,612	$—	$25,612	$—	$27,406	$—	$27,406
Total financial liabilities	$—	$25,612	$—	$25,612	$—	$27,406	$—	$27,406

Investments in money markets and depository accounts: The Company sometimes invests excess cash in various highly liquid financial instruments that Woodward believes are with creditworthy financial institutions. Such investments are reported in “Cash and cash equivalents” at fair value, with realized gains from interest income recognized in earnings. The carrying value of Woodward’s investments in money markets and depository accounts are considered equal to the fair value given the highly liquid nature of the investments.

Equity securities: Woodward holds marketable equity securities, through investments in various mutual funds, related to its deferred compensation program. Based on Woodward’s intentions regarding these instruments, marketable equity securities are classified as trading securities. The trading securities are reported at fair value, with realized gains and losses recognized in “Other income, net” on the Condensed Consolidated Statements of Earnings. The trading securities are included in “Other assets” in the Condensed Consolidated Balance Sheets. The fair values of Woodward’s trading securities are based on the quoted market prices for the net asset value of the various mutual funds.

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

The estimated fair values and carrying costs of other financial instruments that are not required to be remeasured at fair value in the Condensed Consolidated Balance Sheets were as follows:

		At December 31, 2025		At September 30, 2025
	Fair Value Hierarchy Level	Estimated Fair Value	Carrying Cost	Estimated Fair Value	Carrying Cost
Assets:
Notes receivable from municipalities	2	$5,055	$5,007	$5,444	$5,392
Investments in short-term time deposits	2	66	65	67	66
Liabilities:
Long-term debt	2	493,326	505,638	566,582	580,547

In connection with certain economic incentives related to Woodward’s development of a second campus in the greater Rockford, Illinois area for its Aerospace segment and Woodward’s development of its corporate headquarters in Fort Collins, Colorado, Woodward received long-term notes from municipalities within the states of Illinois and Colorado. The fair value of the long-term notes was estimated based on a model that discounted future principal and interest payments received at an interest rate available to Woodward at the end of the period for similarly rated municipal notes of similar maturity, which is a level 2 input as defined by the U.S. GAAP fair value hierarchy. The interest rates used to estimate the fair value of the long-term notes were 2.9% at December 31, 2025 and 3.0% at September 30, 2025.

From time to time, certain of Woodward’s foreign subsidiaries will invest excess cash in short-term time deposits with a fixed maturity date of longer than three months but less than one year from the date of the deposit. Woodward believes that the investments are with creditworthy financial institutions. The fair value of the investments in short-term time deposits was estimated based on a model that discounted future principal and interest payments to be received at an interest rate available to the foreign subsidiary entering into the investment for similar short-term time deposits of similar maturity. This was determined to be a level 2 input as defined by the U.S. GAAP fair value hierarchy. The interest rates used to estimate the fair value of the short-term time deposits were 4.8% at December 31, 2025 and 5.3% at September 30, 2025.

The fair value of long-term debt was estimated based on a model that discounted future principal and interest payments at interest rates available to the Company at the end of the period for similar debt of the same maturity, which is a level 2 input as defined by the U.S. GAAP fair value hierarchy. The weighted-average interest rates used to estimate the fair value of long-term debt were 4.1% at December 31, 2025 and 4.2% at September 30, 2025.

Woodward does not have expected credit losses related to any financial assets that are not required to be remeasured at fair value.

Note 8. Derivative instruments and hedging activities

Derivative instruments not designated or qualifying as hedging instruments

In May 2020, Woodward entered into five fixed-rate cross-currency interest rate swap agreements (the “2020 Fixed-Rate Cross-Currency Swaps”), with an aggregate notional value of $400,000, which effectively reduced the interest rates on the underlying fixed-rate debt under the 2018 Notes (as defined in Note 15, Credit Facilities, short-term borrowings, and long-term debt, in the Notes to the Consolidated Financial Statements included in Part II, Item 8 of Woodward’s most recently filed Form 10-K) and Woodward’s then existing revolving credit agreement. The net interest income of the 2020 Fixed-Rate Cross-Currency Swaps is recorded as a reduction to “Interest expense” in Woodward’s Condensed Consolidated Statements of Earnings. The total notional value of the 2020 Fixed-Rate Cross-Currency Swaps was $315,000 at December 31, 2025. See Note 7, Financial Instruments and fair value measurements for the related fair value of the derivative instruments as of December 31, 2025.

Derivative instruments in cash flow hedging relationships

In May 2020, Woodward entered into five U.S. dollar intercompany loans payable, with identical terms and notional values of each tranche of the 2020 Fixed-Rate Cross-Currency Swaps, together with reciprocal fixed-rate intercompany cross-currency interest rate swaps. The agreements were entered into by Woodward Barbados Euro Financing SRL ("Euro Barbados"), a wholly owned subsidiary of Woodward, and are designated as cash flow hedges under the criteria prescribed in ASC 815. The objective of these derivative instruments is to hedge the risk of variability in cash flows attributable to the foreign currency exchange risk for future principal and interest payments associated with the U.S. dollar denominated intercompany loans over a 13 year period, as Euro Barbados maintains a Euro functional currency. For each of the fixed-rate intercompany cross-currency interest rate swaps, changes in the fair values of the derivative instruments are recognized in accumulated OCI and reclassified to foreign currency transaction gain or loss included in “Selling, general and administrative expenses” in Woodward’s Condensed Consolidated Statements of Earnings. Reclassifications out of accumulated OCI of the change in fair value occur each reporting period based upon changes in the spot rate remeasurement of the Euro and U.S. dollar denominated intercompany loans, including associated interest. Hedge effectiveness is assessed based on the fair value changes of the derivative instruments, and such hedges are deemed to be highly effective in offsetting exposure to variability in foreign exchange rates. There are no credit-risk-related contingent features associated with these fixed-rate cross-currency interest rate swaps.

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

Woodward designated the Series M Notes as a hedge of a foreign currency exposure of Woodward’s net investment in its Euro denominated functional currency subsidiaries. Related to the Series M Notes, included in foreign currency translation adjustments within total comprehensive (losses) earnings were net foreign exchange losses of $84 for the three months ended December 31, 2025, compared to net foreign exchange gains of $3,063 for the three months ended December 31, 2024.

Impact of derivative instruments designated as qualifying hedging instruments

The following table discloses the amounts recognized in relation to the cash flow hedges designated as qualifying hedging instruments:

		Three months ended December 31,
Derivatives in:	Location	2025	2024
Loss (gain) reclassified from accumulated OCI into earnings	Selling, general and administrative expenses	$534	$(27,683)
(Gain) recognized in accumulated OCI	Selling, general and administrative expenses	(1,848)	(20,368)

The remaining unrecognized gains and losses in Woodward’s Condensed Consolidated Balance Sheets associated with derivative instruments that were previously entered into by Woodward, which are classified in accumulated OCI, were net losses of $3,448 as of December 31, 2025 and $5,830 as of September 30, 2025.

Note 9. Supplemental statement of cash flows information

	Three Months Ended December 31,
	2025	2024
Interest paid	$11,150	$13,158
Income taxes paid	11,588	11,060
Income tax refunds received	1,222	1,119
Non-cash activities:
Purchases of property, plant and equipment on account	4,706	3,916
Common shares issued from treasury to settle benefit obligations	—	854
Receivables related to business acquisitions and divestitures	1,391	9,213

Note 10. Acquisitions and Divestitures

Acquisitions

On July 21, 2025, the Company acquired 100% of the outstanding equity interests of Safran Electronics and Defense Canada, Inc. and certain net assets of Safran’s electro-mechanical actuation business in the United States and Mexico (“Safran Acquisition”) for total consideration of $40,286, net of cash acquired and after net working capital adjustments. The acquisition, included within the Aerospace reportable segment, expands the Company’s electromechanical actuation portfolio and was financed through existing cash balances. The Company incurred acquisition-related costs of $9,348 in fiscal year 2025 that were expensed as incurred and recorded in "Selling, general and administrative expenses" within the Condensed Consolidated Statement of Earnings.

During the first quarter of fiscal 2026, the Company substantially completed its evaluation of the fair value of assets acquired and liabilities assumed related to the Safran Acquisition. The following table presents the preliminary fair‑value determinations included in the Condensed Consolidated Balance Sheet as of December 31, 2025:

December 31, 2025
Assets:
Accounts Receivable	$6,103
Inventories	11,833
Other current assets	3,125
Property, plant, and equipment	6,945
Goodwill	17,462
Other assets	4,527
Total assets	$49,995
Liabilities:
Accrued liabilities	$4,447
Accounts payable	588
Income tax payable	189
Other noncurrent liabilities	4,485
Total liabilities	$9,709

During the first quarter of fiscal year 2026, we made certain measurement period adjustments to the acquired assets and the assumed liabilities due to clarification of information utilized to determine fair value during the measurement period. The measurement period adjustment was a working capital adjustment that resulted in the reduction of goodwill.

The majority of the goodwill is expected to be deductible for tax purposes and represents the estimated value of the acquired workforce, expanded sales opportunities on the next generation of aircraft, and other synergies expected from the integration of the Safran Acquisition with Woodward’s Aerospace segment.

Divestitures

The Company periodically reviews its business and from time to time may sell businesses, assets, or product lines as part of business rationalization. Any gain or loss recognized due to divestitures is recorded within the line item “Other income, net” in the Condensed Consolidated Statements of Earnings. In connection with certain product rationalization activities, during the three months ended December 31, 2024, the Company sold certain product lines of its Industrial segment. The Company received cash proceeds of $1,438 during the three months ended December 31, 2024.

The sale of the heavy-duty gas turbine combustion parts product line was completed on March 3, 2025. The carrying value of the assets and liabilities sold were as follows:

March 31, 2025
Assets:
Inventories	$20,110
Property, plant, and equipment	2,904
Goodwill	5,772
Intangible assets	2,269
Other assets	2,608
Total assets	$33,663

Liabilities:
Accrued liabilities	$1,566
Accounts payable	459
Other noncurrent liabilities	2,474
Total liabilities	$4,499

Note 11. Inventories

	December 31, 2025	September 30, 2025
Raw materials	$211,680	$192,373
Work in progress	169,849	163,275
Component parts(1)	410,758	382,650
Finished goods	99,276	102,746
Customer supplied inventory	20,109	19,640
On-hand inventory for which control has transferred to the customer	(222,455)	(206,076)
	$689,217	$654,608
(1)
Component parts include items that can be sold separately as finished goods or included in the manufacture of other products.

Note 12. Property, plant, and equipment

	December 31, 2025	September 30, 2025
Land and land improvements	$103,903	$95,172
Buildings and building improvements	630,593	626,144
Leasehold improvements	15,932	15,900
Machinery and production equipment	891,257	885,473
Computer equipment and software	118,175	116,706
Office furniture and equipment	43,612	43,312
Other	33,610	33,591
Construction in progress	127,588	111,580
	1,964,670	1,927,878
Less accumulated depreciation	(962,483)	(941,255)
Property, plant, and equipment, net	$1,002,187	$986,623

Woodward had depreciation expense as follows:

	Three Months Ended December 31,
	2025	2024
Depreciation expense	$21,696	$20,962

Note 13. Goodwill

	September 30, 2025	Reduction from Working Capital Adjustment	Effects of Foreign Currency Translation	December 31, 2025
Aerospace	$473,779	$(931)	$84	$472,932
Industrial	358,509	—	624	359,133
Consolidated	$832,288	$(931)	$708	$832,065

In the first quarter of 2026, a working capital adjustment was made that resulted in a reduction of goodwill of $931.

Note 14. Intangible assets, net

	December 31, 2025			September 30, 2025
	Gross Carrying Value	Accumulated Amortization	Net Carrying Amount	Gross Carrying Value	Accumulated Amortization	Net Carrying Amount
Intangible assets with finite lives:
Customer relationships and contracts:
Aerospace	$281,683	$(252,348)	$29,335	$281,683	$(251,109)	$30,574
Industrial	402,534	(131,270)	271,264	401,778	(125,909)	275,869
Total	$684,217	$(383,618)	$300,599	$683,461	$(377,018)	$306,443
Intellectual property:
Aerospace	$—	$—	$—	$—	$—	$—
Industrial	3,139	(3,139)	—	3,139	(3,139)	—
Total	$3,139	$(3,139)	$—	$3,139	$(3,139)	$—
Process technology:
Aerospace	$44,570	$(41,127)	$3,443	$44,570	$(40,973)	$3,597
Industrial	91,765	(38,534)	53,231	87,640	(37,610)	50,030
Total	$136,335	$(79,661)	$56,674	$132,210	$(78,583)	$53,627
Intangible asset with indefinite life:
Trade name:
Aerospace	$—	$—	$—	$—	$—	$—
Industrial	68,135	—	68,135	68,010	—	68,010
Total	$68,135	$—	$68,135	$68,010	$—	$68,010
Total intangibles:
Aerospace	$326,253	$(293,475)	$32,778	$326,253	$(292,082)	$34,171
Industrial	565,573	(172,943)	392,630	560,567	(166,658)	393,909
Consolidated Total	$891,826	$(466,418)	$425,408	$886,820	$(458,740)	$428,080

Woodward recorded amortization expense associated with intangibles of the following:

	Three Months Ended December 31,
	2025	2024
Amortization expense	$7,342	$6,914

Future amortization expense associated with intangibles is expected to be:

Year Ending September 30:
2026 (Remaining)	$21,932
2027	29,381
2028	29,023
2029	28,118
2030	28,090
Thereafter	220,729
$357,273

Note 15. Credit facilities, short-term borrowings, and long-term debt

As of December 31, 2025, Woodward’s short-term borrowings and availability under its various short-term credit facilities were as follows:

	Total availability	Outstanding letters of credit and guarantees	Banker acceptance notes issued	Outstanding borrowings	Remaining availability
Revolving credit facility	$1,000,000	$(7,869)	$—	$(383,000)	$609,131
Foreign lines of credit and overdraft facilities	25,600	(93)	(192)	—	25,315
Foreign performance guarantee facilities	87	(52)	—	—	35
	$1,025,687	$(8,014)	$(192)	$(383,000)	$634,481

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

Under the Second Amended and Restated Revolving Credit Agreement, there were $383,000 in principal amount of borrowings outstanding as of December 31, 2025 at an effective interest rate of 5.03% as compared to $122,300 in principal borrowings outstanding as of September 30, 2025 at an effective interest rate of 5.41%. All of the borrowings outstanding were classified as short-term borrowings based on Woodward's intent and ability to pay this amount in the next 12 months.

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

Consistent with common business practice in China, Woodward's Chinese subsidiaries have issued bankers' acceptance notes ("Bank Drafts") to Chinese suppliers in settlement of certain customer accounts payable. Bank Drafts are financial instruments issued by Chinese financial institutions as part of financing arrangements between the financial institution and a customer of the financial institution. Bank Drafts represent a commitment by the issuing financial institution to pay a certain amount of money at a specified future maturity date to the legal owner of the bankers' acceptance note as of the maturity date. Woodward has elected to adopt the practical expedient to not adjust the promised amounts of consideration at contract inception as the financing component associated with issuing Bank Drafts has a duration of less than one year. There were no borrowings outstanding on Woodward’s foreign lines of credit and foreign overdraft facilities as of December 31, 2025 and September 30, 2025.

Series I and L Notes

On November 17, 2025, Woodward paid the entire principal balance of $75,000 on the Series I and L Notes using proceeds from borrowings under its existing revolving credit facility.

Note 16. Accrued liabilities

	December 31, 2025	September 30, 2025
Salaries and other member benefits	$117,049	$175,110
Product warranties and related liabilities	17,773	25,504
Interest payable	2,920	10,211
Accrued retirement benefits	2,949	2,986
Net current contract liabilities	49,144	49,235
Taxes, other than income	18,746	15,367
Other	37,107	34,670
	$245,688	$313,083

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

Changes in accrued product warranties and related liabilities were as follows:

	Three Months Ended December 31,
	2025	2024
Beginning of period	$25,504	$18,844
Additions, net of recoveries	2,379	3,505
Reductions for settlement	(10,120)	(3,014)
Foreign currency exchange rate changes	10	(327)
End of period	$17,773	$19,008

Note 17. Other liabilities

	December 31, 2025	September 30, 2025
Net accrued retirement benefits, less amounts recognized within accrued liabilities	$91,969	$88,112
Total unrecognized tax benefits	13,052	12,130
Deferred economic incentives (1)	5,881	6,158
Noncurrent operating lease liabilities	19,079	20,199
Net noncurrent contract liabilities	420,745	431,458
Cross-currency swap derivative liability	25,612	27,406
Other	6,283	6,264
	$582,621	$591,727
(1)
Woodward receives certain economic incentives from various state and local authorities related to capital expansion projects. Such amounts are initially recorded as deferred credits and are being recognized as a reduction to pre-tax expense over the economic lives of the related capital expansion projects.

Note 18. Other income, net

	Three Months Ended December 31,
	2025	2024
Equity interest in the earnings of the JV	$(15,377)	$(10,156)
Rent income	(91)	(86)
Net loss (gain) on sales of assets and businesses	18	(9,243)
Net (gain) loss on investments in deferred compensation program	(607)	99
Other components of net periodic pension and other postretirement benefit, excluding service cost and interest expense	(3,293)	(3,316)
Other	(24)	(385)
	$(19,374)	$(23,087)

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

The following table sets forth the tax expense and the effective tax rate for Woodward’s earnings before income taxes:

	Three Months Ended December 31,
	2025	2024
Earnings before income taxes	$169,151	$101,854
Income tax expense	35,432	14,763
Effective tax rate	20.9%	14.5%

The increase in the effective tax rate for the three months ended December 31, 2025 compared to the three months ended December 31, 2024 was primarily attributable to higher current quarter earnings relative to the tax benefit of stock-based compensation, unfavorable state tax law changes, the current year elimination of the U.S. intangible income tax benefit due to the one-time reversal of research costs previously capitalized, and a reduction to the U.S. Federal Research and Development Credit.

Gross unrecognized tax benefits were $18,759 as of December 31, 2025 and $17,271 as of September 30, 2025. At December 31, 2025, the amount of the liability for unrecognized tax benefits that, if recognized, would impact Woodward’s effective tax rate was $9,507. At this time, Woodward believes it is reasonably possible that the liability for unrecognized tax benefits will decrease by as much as $1,326 in the next 12 months due to the completion of review by tax authorities, lapses of statutes, and the settlement of tax positions. Woodward’s tax expense includes accruals for potential interest and penalties related to unrecognized tax benefits and all other interest and penalties related to tax payments.

Woodward’s tax returns are subject to audits by U.S. federal, state, and foreign tax authorities, and these audits are at various stages of completion at any given time. Reviews of tax matters by authorities and lapses of the applicable statutes of limitation may result in changes to tax expense. Woodward’s fiscal years remaining open to examination for U.S. Federal income taxes include fiscal years 2022 and thereafter. Woodward’s fiscal years remaining open to examination for significant U.S. state income tax jurisdictions include fiscal years 2020 and thereafter. Woodward’s fiscal years remaining open to examination in significant foreign jurisdictions include 2018 and thereafter.

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

The amount of expense associated with defined contribution plans were as follows:

	Three Months Ended December 31,
	2025	2024
Company costs	$14,741	$12,343

Defined benefit plans

Woodward has defined benefit plans that provide pension benefits for certain retired members in the United States, the United Kingdom, Japan, and Germany. Woodward also provides other postretirement benefits to its members including postretirement medical benefits and life insurance benefits. Postretirement medical benefits are provided to certain current and retired members and their covered dependents, and beneficiaries in the United States. Life insurance benefits are provided to certain retirees in the United States under frozen plans, which are no longer available to current members. A September 30 measurement date is utilized to value plan assets and obligations for all of Woodward’s defined benefit pension and other postretirement benefit plans.

U.S. GAAP requires that, for obligations outstanding as of September 30, 2025, the funded status reported in interim periods shall be the same asset or liability recognized in the previous year end statement of financial position adjusted for (a) subsequent accruals of net periodic benefit cost that exclude the amortization of amounts previously recognized in other comprehensive income (for example, subsequent accruals of service cost, interest cost, and return on plan assets) and (b) contributions to a funded plan or benefit payments.

The components of the net periodic retirement pension costs recognized were as follows:

	Three Months Ended December 31,
	United States		Other Countries		Total
	2025	2024	2025	2024	2025	2024
Service cost	$199	$229	$335	$348	$534	$577
Interest cost	1,770	1,719	786	728	2,556	2,447
Expected return on plan assets	(2,618)	(2,748)	(635)	(614)	(3,253)	(3,362)
Amortization of:
Net actuarial loss (gain)	34	43	(120)	(100)	(86)	(57)
Prior service cost	129	191	6	6	135	197
Net periodic retirement pension (benefit) cost	$(486)	$(566)	$372	$368	$(114)	$(198)
Contributions paid	$—	$—	$420	$384	$420	$384

The components of net periodic retirement pension costs other than the service cost and interest cost components are included in the line item “Other income, net”, and the interest component is included in the line item “Interest expense” in the Condensed Consolidated Statements of Earnings.

The components of the net periodic other postretirement benefit costs recognized were as follows:

	Three Months Ended December 31,
	2025	2024
Interest cost	$177	$179
Amortization of:
Net actuarial gain	(113)	(110)
Net periodic other postretirement cost	$64	$69
Contributions paid	$397	$386

The components of net periodic other postretirement benefit costs other than the service cost and interest cost components are included in the line item “Other income, net”, and the interest cost component is included in the line item “Interest expense” in the Condensed Consolidated Statements of Earnings.

The amount of cash contributions made to these plans in any year is dependent upon several factors, including minimum funding requirements in the jurisdictions in which Woodward operates and arrangements made with trustees of certain foreign plans. As a result, the actual funding in fiscal year 2026 may differ from the current estimate. Woodward estimates its remaining cash contributions in fiscal year 2026 will be as follows:

Retirement pension benefits:
United States	$433
United Kingdom	258
Japan	—
Germany	1,162
Other postretirement benefits	1,982

Note 21. Stockholders’ equity

Common stock and treasury stock

Activity in common stock and treasury stock shares was as follows:

	Common Stock	Treasury Stock	Treasury stock held for deferred compensation
Balances as of September 30, 2024	72,960	(13,787)	(45)
Purchase of treasury stock	—	(206)	—
Sales of treasury stock	—	381	—
Common shares issued for benefit plans	—	5	—
Purchases of stock by deferred compensation	—	—	(1)
Distribution of stock from deferred compensation	—	—	15
Balances as of December 31, 2024	72,960	(13,607)	(31)

Balances as of September 30, 2025	72,960	(13,060)	(28)
Purchase of treasury stock	—	(455)	—
Sales of treasury stock	—	341	—
Common shares issued for benefit plans	—	—	—
Purchases of stock by deferred compensation	—	—	(1)
Distribution of stock from deferred compensation	—	—	1
Balances as of December 31, 2025	72,960	(13,174)	(28)

Stock repurchase program

In January 2024, the Board of Directors of the Company (the "Board") authorized a program for the repurchase of up to $600,000 of Woodward’s outstanding shares of common stock on the open market or in privately negotiated transactions over a three-year period ending in January 2027 (the “2024 Authorization”). During the three months ended December 31, 2025, Woodward repurchased 153 shares of its common stock for $39,145 under the 2024 Authorization, all held for reissuance. During the three months ended December 31, 2024, Woodward repurchased 206 shares of its common stock for $35,473 under the 2024 Authorization, all held for reissuance.

In November 2025, Woodward completed the 2024 Authorization, consequently, the Board authorized a new program for the repurchase of up to $1,800,000 of Woodward’s outstanding shares of common stock on the open market or in privately negotiated transactions over a three-year period ending in November 2028 (the "2026 Authorization"). During the three months ended December 31, 2025, Woodward repurchased 302 shares of its common stock for $90,242 under the 2026 Authorization all held for reissuance.

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

The following is a summary of the activity for stock option awards:

	Three Months Ended December 31, 2025
	Number of options	Weighted-Average Exercise Price per Share
Beginning balance	2,249	$91.25
Granted	—	—
Exercised	(307)	83.46
Forfeited	—	—
Ending balance	1,942	$92.48

Changes in non-vested stock options were as follows:

	Three Months Ended December 31, 2025
	Number of options	Weighted-Average Grant Date Fair Value per Share
Beginning balance	473	$43.40
Granted	—	—
Vested	(226)	37.99
Forfeited	—	—
Ending balance	247	$48.33

Information about stock options that have vested, or are expected to vest, and are exercisable at December 31, 2025 was as follows:

	Number of options	Weighted-Average Exercise Price	Weighted-Average Remaining Life in Years	Aggregate Intrinsic Value
Options outstanding	1,942	$92.48	4.8	$407,571
Options vested and exercisable	1,695	89.09	4.4	361,414
Options vested and expected to vest	1,934	92.27	4.8	406,205

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

A summary of the activity for RSUs:

	Three Months Ended December 31, 2025
	Number of units	Weighted-Average Grant Date Fair Value
Beginning balance	309	$148.31
Granted	7	264.77
Released	(50)	106.12
Forfeited	(2)	99.92
Ending balance	264	$159.51

Performance restricted stock units

PSUs represent the right to receive a share of the Company’s common stock subject to the achievement of conditions established by the Human Capital & Compensation Committee of the Board and measured over a three-year performance period. Partial vesting in these awards may occur after separation from the Company for retirement eligible employees. The Company awards two types of PSUs, one of which is subject to a market condition (the “rTSR PSUs”) and the other is subject to a performance condition (the “ROIC PSUs”). Subject to the terms of the applicable award agreement, full or partial vesting in these awards may occur upon or after separation from the Company in certain circumstances.

Market condition awards

The market condition associated with the rTSR PSU awards is based on the Company's relative total shareholder return ("TSR") compared to the TSR generated by the other companies that comprise the S&P 400 Midcap Index over a three-year performance period. Performance at target will result in vesting and issuance of the number of PSUs granted, equal to 100% payout. For rTSR PSUs granted prior to the year ended September 30, 2025, performance below or above target can result in an issuance of between 0% to 150% of the target number of rTSR PSUs granted. For rTSR PSUs granted after the year ended September 30, 2025, performance below or above target can result in an issuance of 0% to 200% of the target number of rTSR PSUs granted. Expense is recognized based on the weighted average grant date fair value on a straight line basis over the service period, irrespective as to whether the market condition is achieved.

The fair value of the rTSR PSUs at the grant date was determined based upon a Monte Carlo valuation method. The assumptions used in the Monte Carlo method to value the rTSR PSUs granted, which includes the grant date fair value outcome from the Monte Carlo method, were as follows:

	December 31, 2025	December 31, 2024	December 31, 2023
Expected volatility	30.7%	30.9%	30.2%
Risk free interest rate	3.4%	4.1%	4.5%
Expected life	3 years	3 years	3 years
Grant date fair value	$367.56	$196.63	$146.47

The PSUs granted receive dividend equivalent units; therefore, no discount was applied for Woodward’s dividends.

A summary of the activity for market condition awards:

	Three Months Ended December 31, 2025
	Number of units	Weighted-Average Grant Date Fair Value
Beginning balance	104	$167.17
Granted	15	367.56
Forfeited	—	—
Ending balance	119	$193.39

Performance condition awards

The performance condition associated with the ROIC PSU awards is based on an internal return on invested capital growth metric. Each of these performance conditions is measured over the same three-year performance period. The cumulative result of these performance conditions can result in a number of shares earned in the range of 0% to 200% of the target number of shares granted.

The fair value on the date of grant of the ROIC PSUs is equal to the market price of the Company’s stock at the date of the grant, and the amount of expense recognized over the vesting period is subject to adjustment based on the expected attainment of the performance condition.

A summary of the activity for performance condition awards:

	Three Months Ended December 31, 2025
	Number of units	Weighted-Average Grant Date Fair Value
Beginning balance	—	$—
Granted	15	298.15
Forfeited	—	—
Ending balance	15	$298.15

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

At December 31, 2025, there was approximately $34,488 of total unrecognized compensation expense related to non-vested stock-based compensation arrangements, including stock options, RSUs, and PSUs. The pre-vesting forfeiture rates for purposes of determining stock-based compensation expense recognized were estimated to be 0% for members of the Board and 7.4% for all others. The remaining unrecognized compensation cost is expected to be recognized over a weighted-average period of approximately 2 years.

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

A summary of consolidated net sales and segment operating profit by segment follows:

	Three Months Ended December 31,
	2025
	Aerospace	Industrial	Total
Net sales	$634,897	$361,557	$996,454
Cost of goods sold	453,800	250,161	703,961
Selling, general and administrative expenses	28,619	30,789	59,408
Research and development costs	22,018	14,272	36,290
Other segment items[1]	(17,935)	(659)	(18,594)
Reportable segment operating profit	$148,395	$66,994	$215,389

	Three Months Ended December 31,
	2024
	Aerospace	Industrial	Total
Net sales	$493,882	$278,843	$772,725
Cost of goods sold	375,752	206,919	582,671
Selling, general and administrative expenses	18,475	21,104	39,579
Research and development costs	17,628	11,266	28,894
Other segment items[1]	(12,698)	(643)	(13,341)
Reportable segment operating profit	$94,725	$40,197	$134,922
(1)
Other segment items mainly includes our equity interest in the earnings of the JV, other components of net periodic pension and other postretirement benefit, excluding service cost and interest expense, and net gain/loss on sales of assets and businesses.

A summary of consolidated earnings before income taxes was as follows:

	Three Months Ended December 31,
	2025	2024
Reportable segment operating profit	$215,389	$134,922
Nonsegment expenses	(36,595)	(22,104)
Interest expense, net	(9,643)	(10,964)
Consolidated earnings before income taxes	$169,151	$101,854

Segment assets consist of accounts receivable, inventories, property, plant, and equipment, net, goodwill, and other intangibles, net. A summary of consolidated total assets was as follows:

	December 31, 2025	September 30, 2025
Segment assets:
Aerospace	$2,134,719	$2,110,805
Industrial	1,491,531	1,501,503
Unallocated corporate property, plant, and equipment, net	119,481	120,502
Other unallocated assets	988,166	897,333
Consolidated total assets	$4,733,897	$4,630,143

A summary of consolidated depreciation and amortization and consolidated capital expenditures was as follows:

	Three Months Ended December 31,
	2025	2024
Segment depreciation and amortization:
Aerospace	$13,065	$12,734
Industrial	12,782	12,136
Unallocated corporate amounts	3,191	3,006
Consolidated depreciation and amortization	$29,038	$27,876

Segment capital expenditures:
Aerospace	$23,663	$8,627
Industrial	10,876	4,823
Unallocated corporate amounts	9,590	20,124
Consolidated capital expenditures	$44,129	$33,574

Note 24. Subsequent events

On January 28, 2026, the Board declared a cash dividend of $0.32 per share for the quarter, payable on March 5, 2026 for stockholders of record as of February 19, 2026.

On January 12, 2026, the Company approved a plan to wind-down its on-highway natural gas truck manufacturing operations in China (the “China OH Business”). This decision follows prior unsuccessful efforts to divest the China OH Business and is a strategic step to align the Industrial segment portfolio with priority end-markets and long-term growth opportunities. The China OH Business has not significantly contributed to the Company's overall financial performance on a consistent basis. The wind-down is expected to be substantially completed by the end of fiscal year 2026.

In connection with this action, the Company expects to incur pre-tax charges of approximately $20,000 to $25,000. The majority of these charges are expected to be recognized in the second and third quarters of fiscal year 2026.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q (this "Form 10-Q"), including “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements regarding future events and our future results within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact are statements that are deemed forward-looking statements. These statements are based on current expectations, estimates, forecasts, and projections about the industries in which we operate and the beliefs and assumptions of management. Words such as “anticipate,” “believe,” “estimate,” “seek,” “goal,” “expect,” “forecast,” “intend,” “continue,” “outlook,” “plan,” “project,” “target,” “strive,” “can,” “could,” “may,” “should,” “will,” “would,” variations of such words, and similar expressions are intended to identify such forward-looking statements. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, and other characteristics of future events or circumstances are forward-looking statements. Forward-looking statements may include, among others, statements relating to:

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
the impact of restructuring activities;
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

All these forward-looking statements are only predictions and are subject to risks, uncertainties, and assumptions that are difficult to predict and are subject to a number of factors and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. Factors that could cause actual results and the timing of certain events to differ materially from the forward-looking statements include, but are not limited to, risk factors described in Woodward's filings with the Securities and Exchange Commission, including its Annual Report on Form 10-K for the year ended September 30, 2025, which was filed on November 25, 2025, and other risks described in Woodward’s filings with the Securities and Exchange Commission.

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

On January 12, 2026, the Company approved a plan to wind-down our on-highway natural gas truck manufacturing operations in China (the “China OH Business”). This decision follows prior unsuccessful efforts to divest the China OH Business and is a strategic step to align the Industrial segment portfolio with priority end-markets and long-term growth opportunities. The China OH Business has not significantly contributed to our overall financial performance on a consistent basis. The wind-down is expected to be substantially completed by the end of fiscal year 2026.

In connection with this action, we expect to incur pre-tax charges of approximately $20,000 to $25,000. The majority of these charges are expected to be recognized in the second and third quarters of fiscal year 2026.

Operational Highlights

Quarter Highlights

	Three Months Ended December 31,
	2025	2024
Net sales:
Aerospace segment	$634,897	$493,882
Industrial segment	361,557	278,843
Consolidated net sales	$996,454	$772,725

Earnings:
Aerospace segment	$148,395	$94,725
Segment earnings as a percent of segment net sales	23.4%	19.2%
Industrial segment	$66,994	$40,197
Segment earnings as a percent of segment net sales	18.5%	14.4%
Consolidated net earnings	$133,719	$87,091
Adjusted net earnings	$133,719	$82,567

Effective tax rate	20.9%	14.5%
Adjusted effective tax rate	20.9%	14.0%
Consolidated diluted earnings per share	$2.17	$1.42
Consolidated adjusted diluted earnings per share	$2.17	$1.35

Earnings before interest and taxes ("EBIT")	$178,794	$112,818
Adjusted EBIT	$178,794	$106,975
Earnings before interest, taxes, depreciation, and amortization ("EBITDA")	$207,832	$140,694
Adjusted EBITDA	$207,832	$134,851

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

Liquidity Highlights

Net cash provided by operating activities for the first three months of fiscal year 2026 was $114,437, compared to $34,516 for the first three months of fiscal year 2025. The increase in cash provided by operating activities for the first three months of fiscal year 2026 as compared to the same period of fiscal year 2025 was primarily attributable to increased earnings and the timing of certain tax payments.

For the first quarter of fiscal year 2026, free cash flow was $70,308, compared to $942 for the first quarter of fiscal year 2025. We define free cash flow as net cash provided by operating activities less payments for property, plant, and equipment. The increase in free cash flow for the first quarter of fiscal year 2026 as compared to the same period of fiscal year 2025 was primarily attributable to increased earnings and the timing of certain tax payments, partially offset by higher capital expenditures. Free cash flow is a non-U.S. GAAP financial measure. A description of this measure as well as a reconciliation of this non-U.S. GAAP financial measure to the most directly comparable U.S. GAAP financial measure can be found under the caption “Non-U.S. GAAP Financial Measures” in this Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations.

At December 31, 2025, we held $454,245 in cash and cash equivalents and had total outstanding debt of $888,038. We have additional borrowing availability of $609,131, net of outstanding letters of credit, under our revolving credit agreement. At December 31, 2025, we also had additional borrowing capacity of $25,315 under various foreign lines of credit and foreign overdraft facilities.

RESULTS OF OPERATIONS

The following table sets forth condensed consolidated statements of earnings data as a percentage of net sales for each period indicated:

	Three Months Ended
	December 31, 2025	% of Net Sales	December 31, 2024	% of Net Sales
Net sales	$996,454	100%	$772,725	100%
Costs and expenses:
Cost of goods sold	704,293	70.7%	583,091	75.5%
Selling, general, and administrative expenses	94,985	9.5%	69,696	9.0%
Research and development costs	37,756	3.8%	30,207	3.9%
Interest expense	10,344	1.0%	12,341	1.6%
Interest income	(701)	(0.1)%	(1,377)	(0.2)%
Other income, net	(19,374)	(1.9)%	(23,087)	(3.0)%
Total costs and expenses	827,303	83.0%	670,871	86.8%
Earnings before income taxes	169,151	17.0%	101,854	13.2%
Income tax expense	35,432	3.6%	14,763	1.9%
Net earnings	$133,719	13.4%	$87,091	11.3%

Other select financial data:

	December 31, 2025	September 30, 2025
Net working capital	$1,049,992	$820,101
Total debt	888,038	872,470
Total stockholders' equity	2,587,488	2,176,416

Net Sales

Consolidated net sales for the first quarter of fiscal year 2026 increased by $223,729, or 29.0%, compared to the same period of fiscal year 2025.

Details of the changes in consolidated net sales were as follows:

Three-Month Period
Consolidated net sales for the three months ended December 31, 2024	$772,725
Aerospace volume	87,250
Industrial volume	52,589
Effects of changes in price	69,664
Effects of changes in foreign currency rates	14,226
Consolidated net sales for the three months ended December 31, 2025	$996,454

The increase in both Aerospace and Industrial segment net sales in the first quarter of fiscal year 2026 as compared to the same period of fiscal year 2025 was primarily attributable to higher sales volumes and price realization.

Costs and Expenses

Cost of goods sold increased by $121,202 to $704,293 for the first quarter of fiscal year 2026, from $583,091 for the first quarter of fiscal year 2025. Cost of goods sold decreased to 70.7% of net sales for the first quarter of fiscal year 2026, compared to 75.5% of net sales for the first quarter of fiscal year 2025.

The increase in cost of goods sold on an absolute basis in the first quarter of fiscal year 2026 compared to the same period of fiscal year 2025 is primarily due to higher sales volumes and net inflationary impacts on material and labor costs.

Gross margin (as measured by net sales less cost of goods sold, divided by net sales) was 29.3% for the first quarter of fiscal year 2026, compared to 24.5% for the first quarter of fiscal year 2025. The increase in gross margin for the first quarter of fiscal year 2026 as compared to the same period of fiscal year 2025 is primarily attributable to higher sales volumes and price realization.

Selling, general, and administrative expenses increased by $25,289, or 36.3%, to $94,985 for the first quarter of fiscal year 2026, compared to $69,696 for the first quarter of fiscal year 2025. Selling, general, and administrative expenses as a percentage of net sales increased to 9.5% for the first quarter of fiscal year 2026, compared to 9.0% for the first quarter of fiscal year 2025. The increase in selling, general, and administrative expenses for the first quarter of fiscal year 2026 as compared to the same period of fiscal year 2025 is primarily due to higher project-related costs and labor costs.

Research and development costs were $37,756, or 3.8% of net sales, for the first quarter of fiscal year 2026, as compared to $30,207, or 3.9% of net sales, for the first quarter of fiscal year 2025. Our research and development activities extend across almost all of our customer base, and we anticipate ongoing variability in research and development costs due to the timing of customer business needs on current and future programs.

Interest expense decreased by $1,997, or 16.2%, to $10,344 for the first quarter of fiscal year 2026, compared to $12,341 for the first quarter of fiscal year 2025. Interest expense as a percentage of net sales was 1.0% for the first quarter of fiscal year 2026, compared to 1.6% for the first quarter of fiscal year 2025. The decrease is primarily attributable to a lower long-term debt balance, as on November 17, 2025, we paid the entire principal balance of $75,000 on the Series I and L Notes.

Other income, net decreased by $3,713 to $19,374 for the first quarter of fiscal year 2026, compared to $23,087 for the first quarter of fiscal year 2025. The decrease in other income for the first quarter of fiscal year 2026 as compared to the same period of fiscal year 2025 is primarily attributable to a one-time gain related to product rationalization activities that were recognized in the prior year first quarter that did not occur in the current year first quarter, partially offset by an increase in earnings of the JV.

Income taxes were provided at an effective rate of 20.9% on earnings before income taxes for the first quarter of fiscal year 2026, compared to 14.5% for the first quarter of fiscal year 2025. The increase in the effective tax rate for the first quarter of fiscal year 2026, compared to the same period of fiscal year 2025 was primarily attributable to higher current quarter earnings relative to the tax benefit of stock-based compensation, unfavorable state tax law changes, the current year elimination of the U.S. intangible income tax benefit due to the one-time reversal of research costs previously capitalized, and a reduction to the U.S. Federal Research and Development Credit.

Segment Results

The following table presents sales by segment:

	Three Months Ended December 31,
	2025		2024
Net sales:
Aerospace	$634,897	63.7%	$493,882	63.9%
Industrial	361,557	36.3%	278,843	36.1%
Consolidated net sales	$996,454	100%	$772,725	100%

The following table presents earnings by segment and reconciles segment earnings to consolidated net earnings:

	Three Months Ended December 31,
	2025	2024
Aerospace	$148,395	$94,725
Industrial	66,994	40,197
Nonsegment expenses	(36,595)	(22,104)
Interest expense, net	(9,643)	(10,964)
Consolidated earnings before income taxes	169,151	101,854
Income tax expense	(35,432)	(14,763)
Consolidated net earnings	$133,719	$87,091

The following table presents segment earnings as a percent of segment net sales:

	Three Months Ended December 31,
	2025	2024
Aerospace	23.4%	19.2%
Industrial	18.5%	14.4%

Aerospace

Aerospace segment net sales increased by $141,015, or 28.6%, to $634,897 for the first quarter of fiscal year 2026, compared to $493,882 for the first quarter of fiscal year 2025.

The increase in Aerospace segment net sales in the first quarter of fiscal year 2026 as compared to the same period of fiscal year 2025 were primarily attributable to increased sales volumes and price realization.

Commercial OEM sales increased in the first quarter of fiscal year 2026 as compared to the same period of fiscal year 2025, primarily due to a tapering of destocking efforts by airframers and increased airframer production rates. Commercial services sales increased in the first quarter of fiscal year 2026 as compared to the same period of fiscal year 2025, primarily due to higher volume supported by sustained high aircraft utilization of legacy aircraft, increased Leading Edge Aviation Propulsion ("LEAP") and Pratt & Whitney’s Geared Turbo Fan ("GTF") activity, and price realization.

Defense OEM sales increased in the first quarter of fiscal year 2026 as compared to the same period of fiscal year 2025, primarily driven by new increased Joint Direct Attack Munition ("JDAM") pricing, which took effect during the fourth quarter of fiscal year 2025. Defense services sales were generally flat in the first quarter of fiscal year 2026 as compared to the same period of fiscal year 2025 due to timing of sales. We expect variability in Defense services sales, which is generally attributable to the cycling of various maintenance and upgrade programs, as well as actual usage.

Aerospace segment earnings increased by $53,670, or 56.7%, to $148,395 for the first quarter of fiscal year 2026, compared to $94,725 for the first quarter of fiscal year 2025. The increase in segment earnings was a result of price realization, favorable mix, and higher sales volume, partially offset by strategic investments in manufacturing capabilities and inflation.

The increase in Aerospace segment earnings was due to the following:

Three-Month Period
Earnings for the three months ended December 31, 2024	$94,725
Sales volume and mix	47,575
Price, inflation, and productivity	43,424
Manufacturing expenses	(12,393)
Other, net	(24,936)
Earnings for the three months ended December 31, 2025	$148,395

Aerospace segment earnings as a percentage of segment net sales were 23.4% for the first quarter of fiscal year 2026, compared to 19.2% for the first quarter of fiscal year 2025.

Industrial

Industrial segment net sales increased by $82,714, or 29.7%, to $361,557 for the first quarter of fiscal year 2026, compared to $278,843 for the first quarter of fiscal year 2025.

The increase in Industrial segment net sales in the first quarter of fiscal year 2026 as compared to the same period of fiscal year 2025 was primarily attributable to higher sales volumes and price realization.

Industrial segment earnings increased by $26,797, or 66.7%, to $66,994 for the first quarter of fiscal year 2026, compared to $40,197 for the first quarter of fiscal year 2025. The increase in Industrial earnings was primarily attributable to higher sales volume, including increased output and other efficiency gains, price realization, and favorable mix, partially offset by inflation.

The increase in Industrial segment earnings was due to the following:

Three-Month Period
Earnings for the three months ended December 31, 2024	$40,197
Sales volume and mix	27,043
Price, inflation, and productivity	14,020
Other, net	(14,266)
Earnings for the three months ended December 31, 2025	$66,994

Industrial segment earnings as a percentage of segment net sales were 18.5% for the first quarter of fiscal year 2026, compared to 14.4% for the first quarter of fiscal year 2025.

Nonsegment

Nonsegment expenses increased by $14,491 to $36,595 for the first quarter of fiscal year 2026, compared to $22,104 for the first quarter of fiscal year 2025.

The significant items that impacted nonsegment expenses in the prior fiscal year period but did not reoccur in the current fiscal year period were as follows:

	Three Months Ended December 31,
	2025	2024
Nonsegment expenses	$(36,595)	$(22,104)
Product rationalization	—	(9,361)
Business development activities	—	3,518
Nonsegment expenses excluding infrequent significant items	$(36,595)	$(27,947)

Excluding these items, nonsegment expenses increased $8,648 in the first quarter of fiscal year 2026 as compared to the same period of fiscal year 2025. These increases were primarily attributable to higher project-related costs.

LIQUIDITY AND CAPITAL RESOURCES

Historically, we have satisfied our working capital needs, as well as capital expenditures, product development, and other liquidity requirements associated with our operations, with net cash provided by operating activities and borrowings under our credit facilities. From time to time, we have also issued debt to supplement our cash needs, repay our other indebtedness, or finance our acquisitions. We continue to expect that cash generated from our operating activities, together with borrowings under our revolving credit facility and other borrowing capacity, will be sufficient to fund our continuing operating needs for the next 12 months and the foreseeable future.

In addition to our revolving credit facility, we have various foreign credit facilities, some of which are tied to net amounts on deposit at certain foreign financial institutions. These foreign credit facilities are reviewed annually for renewal. We use borrowings under these foreign credit facilities to finance certain local operations on a periodic basis. For further discussion of our revolving credit facility and our other credit facilities, see Note 15, Credit facilities, short-term borrowings, and long-term debt in the Notes to the Condensed Consolidated Financial Statements included in Part I, Item I of this Form 10-Q.

At December 31, 2025, we had total outstanding debt of $888,038, consisting of outstanding balances on our revolving credit facility, various series of unsecured notes due between 2026 and 2033, and obligations under our finance leases.

At December 31, 2025, we had $383,000 outstanding on our revolving credit facility, all of which is classified as short-term borrowings based on our intent and ability to repay this amount in the next 12 months. Revolving credit facility and short-term borrowing activity during the three months ended December 31, 2025 were as follows:

Maximum daily balance during the period	$685,153
Average daily balance during the period	$238,062
Weighted average interest rate on average daily balance	5.0%

At December 31, 2025, we had additional borrowing availability of $609,131 under our revolving credit facility, net of outstanding letters of credit, and additional borrowing availability of $25,315 under various foreign credit facilities.

We were compliant with all our debt covenants as of December 31, 2025. See Note 15, Credit facilities, short-term borrowings and long-term debt in the Notes to the Consolidated Financial Statements included in Part II, Item 8 of our Annual Report on Form 10-K for fiscal year 2025, for more information about our covenants.

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

Cash Flows

	Three Months Ended December 31,
	2025	2024
Net cash provided by operating activities	$114,437	$34,516
Net cash used in investing activities	(48,329)	(32,100)
Net cash provided by financing activities	60,156	19,386
Effect of exchange rate changes on cash and cash equivalents	550	(20,346)
Net change in cash and cash equivalents	126,814	1,456
Cash and cash equivalents at beginning of year	327,431	282,270
Cash and cash equivalents at end of period	$454,245	$283,726

Net cash provided by operating activities for the first three months of fiscal year 2026 were $114,437, compared to $34,516 for the same period of fiscal year 2025. The increase in net cash provided by operating activities in the first quarter of fiscal year 2026 as compared to the same period of fiscal year 2025 was primarily attributable to increased earnings and the timing of certain tax payments.

Net cash used in investing activities for the first three months of fiscal year 2026 were $48,329, compared to $32,100 for the same period of fiscal year 2025. The increase in net cash used in investing activities in the first quarter of fiscal year

2026 as compared to the same period of fiscal year 2025 was primarily due to higher capital expenditures and a payment for a business acquisition.

Net cash provided by financing activities for the first three months of fiscal year 2026 were $60,156, compared to $19,386 for the same period of fiscal year 2025. The increase in net cash provided by financing activities for the first quarter of fiscal year 2026 as compared to the same period of fiscal year 2025 was primarily attributable to an increase in net debt borrowings, partially offset by increased repurchases of common stock. During the first quarter of fiscal year 2026, we had net debt borrowings in the amount of $185,448, compared to net debt borrowings of $40,764 in the first quarter of fiscal year 2025. During the first quarter of fiscal year 2026, we repurchased $129,387 of our common stock, whereas in the first quarter of fiscal year 2025, we repurchased $35,473.

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

Earnings based non‐U.S. GAAP financial measures

Adjusted net earnings is defined by the Company as net earnings excluding, as applicable, (i) product rationalization and (ii) costs related to business development activities. The product rationalization adjustment pertains to the elimination and divestiture of certain product lines. The Company believes that these excluded items are short‐term in nature, not directly related to the ongoing operations of the business, and therefore, their exclusion illustrates more clearly how the underlying business of Woodward is performing. Management uses adjusted net earnings to evaluate the Company’s performance excluding these infrequent or unusual period expenses that are not necessarily indicative of the Company’s operating performance for the period. Management defines adjusted earnings per share as adjusted net earnings, as defined above, divided by the weighted‐average number of diluted shares of common stock outstanding for the period. Adjusted income tax expense is defined by the Company as income tax expense excluding, as applicable, (i) product rationalization and (ii) costs related to business development activities. The product rationalization adjustment pertains to the elimination and divestiture of certain product lines.

Management uses adjusted net earnings, adjusted earnings per share, adjusted effective tax rate, and adjusted income tax expense when comparing operating performance to other periods.

The reconciliation of net earnings and earnings per share to adjusted net earnings and adjusted earnings per share, respectively, is shown in the tables below:

	Three Months Ended December 31,
	2025		2024
	Net Earnings	Earnings Per Share	Net Earnings	Earnings Per Share
Net earnings (U.S. GAAP)	$133,719	$2.17	$87,091	$1.42
Non-U.S. GAAP adjustments:
Product rationalization[1]	—	—	(9,361)	(0.15)
Business development activities[2]	—	—	3,518	0.06
Tax effect of Non-U.S. GAAP net earnings adjustments	—	—	1,319	0.02
Non-U.S. GAAP adjustments	—	—	(4,524)	(0.07)
Adjusted net earnings (Non-U.S. GAAP)	$133,719	$2.17	$82,567	$1.35

(1)
Presented in the line item "Other income, net" in Woodward's Condensed Consolidated Statement of Earnings.
(2)
Presented in the line item "Selling, general and administrative expenses" in Woodward's Condensed Consolidated Statement of Earnings.

The reconciliation of income tax expense to adjusted income tax expense and the adjusted effective tax rate, is shown in the tables below:

	Three Months Ended December 31,
	2025	2024
Income tax expense (U.S. GAAP)	$35,432	$14,763
Tax effect of Non-U.S. GAAP net income adjustments	—	(1,319)
Adjusted income tax expense (Non-U.S. GAAP)	$35,432	$13,444
Adjusted effective tax rate (Non-U.S. GAAP)	20.9%	14.0%

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

Adjusted EBIT and adjusted EBITDA represent further non-U.S. GAAP adjustments to EBIT and EBITDA, in each case adjusted to exclude, as applicable, (i) product rationalization and (ii) costs related to business development activities. The product rationalization adjustment pertains to the elimination and divestiture of certain product lines. As these charges are infrequent or unusual items that can be variable from period to period and do not fluctuate with operating results, management believes removing these gains and costs from EBIT and EBITDA improves comparability of past, present, and future operating results and provides consistency when comparing EBIT and EBITDA between periods.

EBIT and adjusted EBIT reconciled to net earnings were as follows:

	Three Months Ended December 31,
	2025	2024
Net earnings (U.S. GAAP)	$133,719	$87,091
Income tax expense	35,432	14,763
Interest expense	10,344	12,341
Interest income	(701)	(1,377)
EBIT (Non-U.S. GAAP)	178,794	112,818
Non-U.S. GAAP adjustments:
Product rationalization[1]	—	(9,361)
Business development activities[2]	—	3,518
Total non-U.S. GAAP adjustments	—	(5,843)
Adjusted EBIT (Non-U.S. GAAP)	$178,794	$106,975
(1)
Presented in the line item "Other income, net" in Woodward's Condensed Consolidated Statement of Earnings.
(2)
Presented in the line item "Selling, general and administrative expenses" in Woodward's Condensed Consolidated Statement of Earnings.

EBITDA and adjusted EBITDA reconciled to net earnings were as follows:

	Three Months Ended December 31,
	2025	2024
Net earnings (U.S. GAAP)	$133,719	$87,091
Income tax expense	35,432	14,763
Interest expense	10,344	12,341
Interest income	(701)	(1,377)
Amortization of intangible assets	7,342	6,914
Depreciation expense	21,696	20,962
EBITDA (Non-U.S. GAAP)	207,832	140,694
Non-U.S. GAAP adjustments:
Product rationalization[1]	—	(9,361)
Business development activities[2]	—	3,518
Total non-U.S. GAAP adjustments	—	(5,843)
Adjusted EBITDA (Non-U.S. GAAP)	$207,832	$134,851
(1)
Presented in the line item "Other income, net" in Woodward's Condensed Consolidated Statement of Earnings.
(2)
Presented in the line item "Selling, general and administrative expenses" in Woodward's Condensed Consolidated Statement of Earnings.

The use of these non-U.S. GAAP financial measures is not intended to be considered in isolation of, or as a substitute for, the financial information prepared and presented in accordance with U.S. GAAP. As adjusted net earnings, adjusted net earnings per share, adjusted income tax expense, adjusted effective tax rate, EBIT, adjusted EBIT, EBITDA, and adjusted EBITDA exclude certain financial information compared with net earnings and income tax expense, the most directly comparable U.S. GAAP financial measures, users of this financial information should consider the information that is excluded. Our calculations of adjusted net earnings, adjusted net earnings per share, adjusted income tax expense, adjusted effective tax rate, EBIT, adjusted EBIT, EBITDA, and adjusted EBITDA may differ from similarly titled measures used by other companies, limiting their usefulness as comparative measures.

Cash flow‐based non‐U.S. GAAP financial measures

Management uses free cash flow, which is defined by the Company as net cash provided by operating activities less payments for property, plant, and equipment, in reviewing the financial performance of and cash generation by Woodward’s various business groups and evaluating cash levels. We believe free cash flow is a useful measure for investors because it portrays our ability to grow organically and generate cash from our businesses for purposes such as paying interest on our indebtedness, repaying maturing debt, funding business acquisitions, repurchasing our common stock, paying dividends, and investing in additional research and development. In addition, securities analysts, investors, and others frequently use free cash flow in their evaluation of companies.

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

Free cash flow reconciled to net cash provided by operating activities was as follows:

	Three Months Ended December 31,
	2025	2024
Net cash provided by operating activities (U.S. GAAP)	$114,437	$34,516
Payments for property, plant and equipment	(44,129)	(33,574)
Free cash flow (Non-U.S. GAAP)	$70,308	$942

CRITICAL ACCOUNTING ESTIMATES

The preparation of financial statements and related disclosures in conformity with U.S. GAAP requires us to make judgments, assumptions, and estimates that affect the amounts reported in the Condensed Consolidated Financial Statements and accompanying notes. Note 1, Operations and summary of significant accounting policies in the Notes to the Consolidated Financial Statements included in Part II, Item 8 of our most recently filed Annual Report on Form 10-K, describes the significant accounting policies and methods used in the preparation of the Consolidated Financial Statements. Our critical accounting estimates, identified in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7 of our most recently filed Form 10-K, include the discussion of estimates used for revenue recognition, inventory valuation, reviews for impairment of goodwill and other indefinitely lived intangible assets, and our provision for income taxes. Such accounting estimates require significant judgments and assumptions to be used in the preparation of the Condensed Consolidated Financial Statements included in this Form 10-Q, and actual results could differ materially from the amounts reported.

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

Item 4. Controls and Procedures

We have established disclosure controls and procedures, which are designed to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934, as amended (the "Exchange Act") is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our Principal Executive Officer (Charles Blankenship, Jr., Chairman of the Board and Chief Executive Officer) and Principal Financial and Accounting Officer (William Lacey, Chief Financial Officer), as appropriate, to allow timely decisions regarding required disclosures.

Charles Blankenship, Jr. and William Lacey evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on their evaluations, they concluded that our disclosure controls and procedures were effective as of December 31, 2025.

There have not been any changes in our internal control over financial reporting during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities (In thousands, except for shares and per share amounts)	Total Number of Shares Purchased	Weighted Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that may yet be Purchased under the Plans or Programs at Period End (1)
October 1, 2025 through October 31, 2025 (2)	100,098	$253.68	100,000	$17,353
November 1, 2025 through November 30, 2025 (2)	53,507	261.95	52,713	1,800,000
December 1, 2025 through December 31, 2025 (2)	301,797	299.02	301,797	1,709,758

(1)
In January 2024, the Board authorized a program for the repurchase of up to $600,000 of Woodward’s outstanding shares of common stock on the open market or in privately negotiated transactions over a three year period. The Company completed its $600,000 authorization in November 2025. In November 2025, the Board authorized a new program for the repurchase of up to $1,800,000 of Woodward’s outstanding shares of common stock on the open market or in privately negotiated transactions over a three-year period ending in November 2028.
(2)
Under a trust established for the purposes of administering the Woodward Executive Benefit Plan, 98 shares of common stock were acquired in October 2025 and 768 shares were acquired in November 2025 on the open market related to the deferral of compensation by certain eligible members of Woodward’s management who irrevocably elected to invest some or all of their deferred compensation in Woodward common stock. In addition, 26 shares of common stock were acquired in November 2025 on the open market related to the reinvestment of dividends for shares of treasury stock held for deferred compensation. Shares owned by the trust, which is a separate legal entity, are included in "Treasury stock held for deferred compensation" in the Condensed Consolidated Balance Sheets.

Item 5. Other Information

On December 2, 2025, Charles Blankenship, Jr., Chairman of the Board and Chief Executive Officer, entered into a trading plan pursuant to Rule 10b5-1 of the Exchange Act intended to satisfy the affirmative defense of Rule 10b5-1(c) of the Exchange Act. The new trading plan provides for the sale of up to 27,625 shares of common stock of the Company upon the exercise of non-qualified stock options and terminates on September 3, 2026, for a duration of 275 days.

On December 2, 2025, Shawn McLevige, President, Aerospace, entered into a trading plan pursuant to Rule 10b5-1 of the Exchange Act intended to satisfy the affirmative defense of Rule 10b5-1(c) of the Exchange Act. The new trading plan provides for the sale of up to 4,000 shares of common stock of the Company upon the exercise of non-qualified stock options and terminates on September 3, 2026, for a duration of 275 days.

During the three months ended December 31, 2025, no other directors or officers, as defined in Rule 16a-1(f), adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” each as defined in Item 408 of Regulation S-K .

Item 6. Exhibits

Exhibits filed as part of this Report are listed in the Exhibit Index.

WOODWARD, INC.

EXHIBIT INDEX

	Exhibit Number	Description
*	31.1	Rule 13a-14(a)/15d-14(a) certification of Charles Blankenship, Jr.
*	31.2	Rule 13a-14(a)/15d-14(a) certification of William Lacey
*	32.1	Section 1350 certifications
*	101

The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2025, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Earnings, (iii) Condensed Consolidated Statements of Comprehensive Earnings, (iv) Condensed Consolidated Statements of Cash Flows, (v) Condensed Consolidated Statements of Stockholders’ Equity, and (vi) Notes to Condensed Consolidated Financial Statements.

*	104	Cover page Interactive Data File (embedded within the Inline XBRL document and are contained in Exhibit 101)

* Filed as an exhibit to this Report

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WOODWARD, INC.
Date: February 4, 2026	/s/ Charles Blankenship, Jr.
Charles Blankenship, Jr.
Chairman of the Board and Chief Executive Officer (on behalf of the registrant and as the registrant’s Principal Executive Officer)

Date: February 4, 2026	/s/ William Lacey
William Lacey
Chief Financial Officer (on behalf of the registrant and as the registrant’s Principal Financial and Accounting Officer)