Form 10-Q
period 2026-03-31
Woodward, Inc.
filed 2026-04-30
CIK 108312

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

or

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

Yes ☐ No ☒

As of April 29, 2026, 59,582,861 shares of the registrant’s common stock with a par value of $0.001455 per share were outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

WOODWARD, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2026	2025	2026	2025
Net sales	$1,090,568	$883,629	$2,087,022	$1,656,354
Costs and expenses:
Cost of goods sold	774,660	643,530	1,478,953	1,226,621
Selling, general and administrative expenses	102,285	83,842	197,270	153,538
Research and development costs	46,119	37,230	83,875	67,437
Restructuring charges	6,815	—	6,815	—
Interest expense	12,035	11,889	22,379	24,230
Interest income	(715)	(1,021)	(1,416)	(2,398)
Other income, net	(18,058)	(24,804)	(37,432)	(47,891)
Total costs and expenses	923,141	750,666	1,750,444	1,421,537
Earnings before income taxes	167,427	132,963	336,578	234,817
Income tax expense	33,414	24,014	68,846	38,777
Net earnings	$134,013	$108,949	$267,732	$196,040

Earnings per share:
Basic earnings per share	$2.25	$1.83	$4.48	$3.30
Diluted earnings per share	$2.19	$1.78	$4.36	$3.20

Weighted Average Common Shares Outstanding:
Basic	59,611	59,432	59,725	59,323
Diluted	61,276	61,344	61,462	61,258

See accompanying Notes to Condensed Consolidated Financial Statements

WOODWARD, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS

(In thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2026	2025	2026	2025
Net earnings	$134,013	$108,949	$267,732	$196,040

Other comprehensive earnings:
Foreign currency translation adjustments	(15,082)	19,562	(13,922)	(17,322)
Net gain (loss) on foreign currency transactions designated as hedges of net investments	1,153	(1,712)	1,069	1,351
Taxes on changes in foreign currency translation adjustments	(592)	12	1,767	448
Foreign currency translation and hedge transactions adjustments, net of tax	(14,521)	17,862	(11,086)	(15,523)

Derivative related other comprehensive earnings:
Unrealized gain (loss) on fair value adjustment of derivative instruments	7,329	(11,402)	9,177	8,966
Reclassification of net realized (gain) loss on derivatives to earnings	(7,791)	16,560	(7,257)	(11,123)
Derivative adjustments, net of tax	(462)	5,158	1,920	(2,157)

Pension and other postretirement medical liability other comprehensive earnings:
Amortization of:
Net prior service cost	135	195	270	392
Net actuarial (gain)	(197)	(167)	(396)	(334)
Foreign currency exchange rate changes on pension and other postretirement medical liabilities	(65)	202	(105)	(124)
Taxes on changes in pension and other postretirement medical liability adjustments	32	(19)	66	(34)
Pension and other postretirement benefit plan adjustments, net of tax	(95)	211	(165)	(100)
Total comprehensive earnings	$118,935	$132,180	$258,401	$178,260

See accompanying Notes to Condensed Consolidated Financial Statements

WOODWARD, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

(Unaudited)

	March 31,	September 30,
	2026	2025
ASSETS
Current assets:
Cash and cash equivalents, including restricted cash of $3,600 as of March 31, 2026	$501,169	$327,431
Accounts receivable, less allowance for uncollectible amounts of $13,107 and $9,725, respectively	931,231	831,116
Inventories	704,465	654,608
Income taxes receivable	69,743	1,553
Other current assets	65,314	69,706
Total current assets	2,271,922	1,884,414
Property, plant and equipment, net	1,034,798	986,623
Goodwill	825,503	832,288
Intangible assets, net	408,801	428,080
Deferred income tax assets	44,737	118,711
Other assets	383,351	380,027
Total assets	$4,969,112	$4,630,143
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Short-term debt	$623,000	$122,300
Current portion of long-term debt	46,905	122,934
Accounts payable	305,855	289,417
Income taxes payable	54,532	59,655
Accrued liabilities	281,463	313,083
Total current liabilities	1,311,755	907,389
Long-term debt, less current portion	453,373	456,968
Deferred income tax liabilities	105,332	107,669
Other liabilities	573,192	591,727
Total liabilities	2,443,652	2,063,753
Commitments and contingencies (Note 22)
Stockholders' equity:
Preferred stock, par value $0.003 per share, 10,000 shares authorized, no shares issued	—	—
Common stock, par value $0.001455 per share, 150,000 shares authorized, 72,960 shares issued	106	106
Additional paid-in capital	544,888	482,259
Accumulated other comprehensive losses	(19,746)	(10,415)
Deferred compensation	1,918	1,741
Retained earnings	3,832,274	3,600,395
	4,359,440	4,074,086
Treasury stock at cost, 13,367 shares and 13,060 shares, respectively	(1,832,062)	(1,505,955)
Treasury stock held for deferred compensation, at cost, 27 shares and 28 shares, respectively	(1,918)	(1,741)
Total stockholders' equity	2,525,460	2,566,390
Total liabilities and stockholders' equity	$4,969,112	$4,630,143

See accompanying Notes to Condensed Consolidated Financial Statements

WOODWARD, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended March 31,
	2026	2025
Cash flows from operating activities:
Net earnings	$267,732	$196,040
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	58,944	55,442
Net loss (gain) on sales of assets and businesses	36	(20,049)
Stock-based compensation	21,123	19,376
Deferred income taxes	75,581	(1,503)
Changes in operating assets and liabilities:
Trade accounts receivable	(59,624)	(41,912)
Unbilled receivables (contract assets)	(49,077)	(25,310)
Costs to fulfill a contract	5,697	(7,180)
Inventories	(52,633)	(49,582)
Accounts payable and accrued liabilities	9,871	(14,065)
Contract liabilities	(2,263)	1,707
Income taxes	(72,296)	1,152
Retirement benefit obligations	(2,032)	(1,859)
Other	4,205	84
Net cash provided by operating activities	205,264	112,341

Cash flows from investing activities:
Payments for purchase of property, plant, and equipment	(96,720)	(51,990)
Proceeds from sale of assets	—	33
Proceeds from short-term investments	65	2,923
Proceeds from business divestitures	—	44,896
Payments for acquisitions, net of cash acquired	(2,808)	—
Net cash (used in) investing activities	(99,463)	(4,138)

Cash flows from financing activities:
Cash dividends paid	(35,853)	(31,453)
Proceeds from sales of treasury stock	40,388	49,717
Payments for repurchases of common stock	(355,297)	(79,493)
Borrowings on revolving lines of credit and short-term borrowings	2,010,053	1,350,200
Payments on revolving lines of credit and short-term borrowings	(1,509,353)	(1,306,100)
Payments of long-term debt and finance lease obligations	(75,507)	(473)
Net cash provided by (used in) financing activities	74,431	(17,602)
Effect of exchange rate changes on cash and cash equivalents	(6,494)	(8,730)
Net change in cash and cash equivalents	173,738	81,871
Cash and cash equivalents, including restricted cash, at beginning of year	327,431	282,270
Cash and cash equivalents, including restricted cash, at end of period	$501,169	$364,141

See accompanying Notes to Condensed Consolidated Financial Statements

WOODWARD, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

(Unaudited)

	Stockholders' equity
			Accumulated other comprehensive (loss) earnings
	Common stock	Additional paid-in capital	Foreign currency translation adjustments	Unrealized derivative gains (losses)	Minimum retirement benefit liability adjustments	Total accumulated other comprehensive (loss) earnings	Deferred compensation	Retained earnings	Treasury stock at cost	Treasury stock held for deferred compensation	Total stockholders' equity
Balances as of January 1, 2025	$106	$414,175	$(72,514)	$(12,492)	$11,297	$(73,709)	$1,752	$3,295,569	$(1,427,720)	$(1,752)	$2,208,421
Net earnings	—	—	—	—	—	—	—	108,949	—	—	108,949
Other comprehensive earnings (loss), net of tax	—	—	17,862	5,158	211	23,231	—	—	—	—	23,231
Cash dividends paid ($0.28 per share)	—	—	—	—	—	—	—	(16,672)	—	—	(16,672)
Purchase of treasury stock	—	—	—	—	—	—	—	—	(44,020)	—	(44,020)
Sales of treasury stock	—	4,504	—	—	—	—	—	—	16,326	—	20,830
Common shares issued for benefit plans	—	17,763	—	—	—	—	—	—	6,295	—	24,058
Stock-based compensation	—	12,710	—	—	—	—	—	—	—	—	12,710
Purchases of stock by deferred compensation	—	—	—	—	—	—	34	—	—	(34)	—
Distribution of stock from deferred compensation	—	—	—	—	—	—	(23)	—	—	23	—
Balances as of March 31, 2025	$106	$449,152	$(54,652)	$(7,334)	$11,508	$(50,478)	$1,763	$3,387,846	$(1,449,119)	$(1,763)	$2,337,507

Balances as of January 1, 2026	106	497,787	(15,515)	(3,465)	14,312	(4,668)	1,947	3,717,350	(1,623,087)	(1,947)	2,587,488
Net earnings	—	—	—	—	—	—	—	134,013	—	—	134,013
Other comprehensive earnings (loss), net of tax	—	—	(14,521)	(462)	(95)	(15,078)	—	—	—	—	(15,078)
Cash dividends paid ($0.32 per share)	—	—	—	—	—	—	—	(19,089)	—	—	(19,089)
Purchases of treasury stock	—	—	—	—	—	—	—	—	(225,503)	—	(225,503)
Sales of treasury stock	—	6,720	—	—	—	—	—	—	13,003	—	19,723
Common shares issued for benefit plans	—	26,288	—	—	—	—	—	—	3,525	—	29,813
Stock-based compensation	—	14,093	—	—	—	—	—	—	—	—	14,093
Purchases of stock by deferred compensation	—	—	—	—	—	—	17	—	—	(17)	—
Distribution of stock from deferred compensation	—	—	—	—	—	—	(46)	—	—	46	—
Balances as of March 31, 2026	$106	$544,888	$(30,036)	$(3,927)	$14,217	$(19,746)	$1,918	$3,832,274	$(1,832,062)	$(1,918)	$2,525,460

WOODWARD, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

(Unaudited)

	Stockholders' equity
			Accumulated other comprehensive (loss) earnings
	Common stock	Additional paid-in capital	Foreign currency translation adjustments	Unrealized derivative gains (losses)	Minimum retirement benefit liability adjustments	Total accumulated other comprehensive (loss) earnings	Deferred compensation	Retained earnings	Treasury stock at cost	Treasury stock held for deferred compensation	Total stockholders' equity
Balances as of September 30, 2024	$106	$396,554	$(39,129)	$(5,177)	$11,608	$(32,698)	$2,662	$3,223,259	$(1,410,805)	$(2,662)	$2,176,416
Net earnings	—	—	—	—	—	—	—	196,040	—	—	196,040
Other comprehensive earnings (loss), net of tax	—	—	(15,523)	(2,157)	(100)	(17,780)	—	—	—	—	(17,780)
Cash dividends paid ($0.53 per share)	—	—	—	—	—	—	—	(31,453)	—	—	(31,453)
Purchase of treasury stock	—	—	—	—	—	—	—	—	(79,493)	—	(79,493)
Sales of treasury stock	—	14,844	—	—	—	—	—	—	34,645	—	49,489
Common shares issued for benefit plans	—	18,378	—	—	—	—	—	—	6,534	—	24,912
Stock-based compensation	—	19,376	—	—	—	—	—	—	—	—	19,376
Purchases of stock by deferred compensation	—	—	—	—	—	—	82	—	—	(82)	—
Distribution of stock from deferred compensation	—	—	—	—	—	—	(981)	—	—	981	—
Balances as of March 31, 2025	$106	$449,152	$(54,652)	$(7,334)	$11,508	$(50,478)	$1,763	$3,387,846	$(1,449,119)	$(1,763)	$2,337,507

Balances as of September 30, 2025	106	482,259	(18,950)	(5,847)	14,382	(10,415)	1,741	3,600,395	(1,505,955)	(1,741)	2,566,390
Net earnings	—	—	—	—	—	—	—	267,732	—	—	267,732
Other comprehensive earnings (loss), net of tax	—	—	(11,086)	1,920	(165)	(9,331)	—	—	—	—	(9,331)
Cash dividends paid ($0.60 per share)	—	—	—	—	—	—	—	(35,853)	—	—	(35,853)
Purchases of treasury stock	—	—	—	—	—	—	—	—	(354,890)	—	(354,890)
Sales of treasury stock	—	15,218	—	—	—	—	—	—	25,258	—	40,476
Common shares issued for benefit plans	—	26,288	—	—	—	—	—	—	3,525	—	29,813
Stock-based compensation	—	21,123	—	—	—	—	—	—	—	—	21,123
Purchases of stock by deferred compensation	—	—	—	—	—	—	281	—	—	(281)	—
Distribution of stock from deferred compensation	—	—	—	—	—	—	(104)	—	—	104	—
Balances as of March 31, 2026	$106	$544,888	$(30,036)	$(3,927)	$14,217	$(19,746)	$1,918	$3,832,274	$(1,832,062)	$(1,918)	$2,525,460

See accompanying Notes to Condensed Consolidated Financial Statements

WOODWARD, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

(Unaudited)

Note 1. Basis of presentation

The Condensed Consolidated Financial Statements of Woodward, Inc. (“Woodward” or the “Company”) as of March 31, 2026 and for the three and six months ended March 31, 2026 and 2025, included herein, have not been audited by an independent registered public accounting firm. These unaudited Condensed Consolidated Financial Statements reflect all normal recurring adjustments that, in the opinion of management, are necessary to present fairly Woodward’s financial position as of March 31, 2026, and the statements of earnings, comprehensive earnings, cash flows, and changes in stockholders’ equity for the periods presented herein. The results of operations for the three and six months ended March 31, 2026 and 2025 are not necessarily indicative of the operating results to be expected for other interim periods or for the full fiscal year. Dollar and share amounts contained in these unaudited Condensed Consolidated Financial Statements are in thousands, except per share amounts, unless otherwise noted.

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

Note 3. Revenue

The amount of revenue recognized as point in time or over time was as follows:

	Three Months Ended March 31, 2026			Three Months Ended March 31, 2025
	Aerospace	Industrial	Consolidated	Aerospace	Industrial	Consolidated
Point in time	$278,555	$221,071	$499,626	$223,025	$178,801	$401,826
Over time	424,766	166,176	590,942	338,704	143,099	481,803
Total net sales	$703,321	$387,247	$1,090,568	$561,729	$321,900	$883,629

	Six Months Ended March 31, 2026			Six Months Ended March 31, 2025
	Aerospace	Industrial	Consolidated	Aerospace	Industrial	Consolidated
Point in time	$532,200	$435,042	$967,242	$415,010	$333,869	$748,879
Over time	806,018	313,762	1,119,780	640,601	266,874	907,475
Total net sales	$1,338,218	$748,804	$2,087,022	$1,055,611	$600,743	$1,656,354

Accounts Receivable

Accounts receivable consisted of the following:

	March 31, 2026	September 30, 2025
Billed receivables
Trade accounts receivable	$536,474	$477,217
Other (Chinese financial institutions)	—	104
Total billed receivables	536,474	477,321
Current unbilled receivables (contract assets)	407,864	363,520
Total accounts receivable	944,338	840,841
Less: Allowance for uncollectible amounts	(13,107)	(9,725)
Total accounts receivable, net	$931,231	$831,116

As of March 31, 2026, “Other assets” on the Condensed Consolidated Balance Sheets includes $13,668 of unbilled receivables not expected to be invoiced and collected within a period of 12 months, compared to $10,963 as of September 30, 2025.

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

The allowance for uncollectible amounts and change in expected credit losses for trade accounts receivable and unbilled receivables (contract assets) consisted of the following:

	Three Months Ended March 31,		Six Months Ended March 31,
	2026	2025	2026	2025
Balance, beginning	$13,426	$7,793	$9,725	$7,738
Changes in estimates	(179)	599	3,450	806
Write-offs	—	(120)	(78)	(120)
Other[1]	(140)	286	10	134
Balance, ending	$13,107	$8,558	$13,107	$8,558
(1)
Includes effects of foreign exchange rate changes during the period.

Contract liabilities

Contract liabilities consisted of the following:

	March 31, 2026		September 30, 2025
	Current	Noncurrent	Current	Noncurrent
Deferred revenue from material rights from JV formation	$7,689	$230,266	$7,298	$229,878
Deferred revenue from advanced invoicing and/or prepayments from customers	21,672	569	14,944	2,115
Liability related to customer supplied inventory	22,226	—	19,640	—
Deferred revenue from material rights related to engineering and development funding	9,080	186,376	7,353	199,465
Net contract liabilities	$60,667	$417,211	$49,235	$431,458

Woodward recognized revenue of $8,951 in the three months and $23,481 in the six months ended March 31, 2026 from contract liabilities balances recorded as of October 1, 2025, compared to $5,035 in the three months and $21,118 in the six months ended March 31, 2025 from contract liabilities balances recorded as of October 1, 2024.

Remaining performance obligations

Remaining performance obligations related to the aggregate amount of the total contract transaction price of firm orders for which the performance obligation has not yet been recognized in revenue as of March 31, 2026 were $3,777,552, compared to $3,195,156 as of September 30, 2025, the majority of which relates to Woodward’s Aerospace segment in both periods. Woodward expects to recognize almost all remaining performance obligations within two years after March 31, 2026.

Remaining performance obligations related to material rights that have not yet been recognized in revenue as of March 31, 2026 were $491,444, of which $8,594 is expected to be recognized in the remainder of fiscal year 2026, $17,350 is expected to be recognized in fiscal year 2027, and the remaining balance is expected to be recognized thereafter. Woodward expects to recognize revenue from performance obligations related to material rights over the life of the underlying programs, which may be as long as forty years.

Disaggregation of Revenue

Woodward designs, produces, and services reliable, efficient, low-emission, and high-performance energy control products for diverse applications in markets throughout the world. Woodward reports financial results for each of its reportable segments, Aerospace and Industrial, and further disaggregates its revenue from contracts with customers by primary market as Woodward believes this best depicts how the nature, amount, timing, and uncertainty of its revenue and cash flows are affected by economic factors. We focus primarily on serving original equipment manufacturers (“OEMs”) and equipment packagers, partnering with them to bring superior component and system solutions to their demanding applications. We also provide repair, maintenance, replacement, and other services support for our installed products. We have traditionally referred to this part of our business as “aftermarket”; however, to better reflect the nature and scope of these offerings, we will now refer to it as “services.”

Revenue by primary market for the Aerospace reportable segment was as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2026	2025	2026	2025
Commercial OEM	$218,015	$167,461	$405,954	$321,537
Commercial services	275,374	201,861	520,280	365,711
Defense OEM	150,932	137,928	289,165	250,710
Defense services	59,000	54,479	122,819	117,653
Total Aerospace segment net sales	$703,321	$561,729	$1,338,218	$1,055,611

Revenue by primary market for the Industrial reportable segment was as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2026	2025	2026	2025
Power generation	$135,870	$126,482	$258,710	$241,490
Transportation	176,914	132,096	343,222	239,361
Oil and gas	74,463	63,322	146,872	119,892
Total Industrial segment net sales	$387,247	$321,900	$748,804	$600,743

Based on changes in market dynamics, the Company has refined its Industrial end market presentation to better align certain sales within power generation, transportation, and oil and gas. Accordingly, sales for the three and six months ended March 31, 2025 have been reclassified for comparability. The reclassification had no impact on total Industrial segment net sales or the Company's financial results.

The customers who each account for approximately 10% or more of net sales of each of Woodward’s reportable segments were as follows:

	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025
Aerospace	The Boeing Company, GE Aerospace, RTX Corporation	RTX Corporation, GE Aerospace, The Boeing Company
Industrial	Rolls-Royce PLC, Caterpillar, Inc.	Rolls-Royce PLC, Caterpillar, Inc.

	Six Months Ended March 31, 2026	Six Months Ended March 31, 2025
Aerospace	GE Aerospace, The Boeing Company, RTX Corporation	RTX Corporation, GE Aerospace, The Boeing Company
Industrial	Rolls-Royce PLC, Caterpillar, Inc.	Rolls-Royce PLC, GE Vernova, Caterpillar, Inc.

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

The following is a reconciliation of net earnings to basic earnings per share and diluted earnings per share:

	Three Months Ended March 31,		Six Months Ended March 31,
	2026	2025	2026	2025
Numerator:
Net earnings	$134,013	$108,949	$267,732	$196,040
Denominator:
Basic shares outstanding	59,611	59,432	59,725	59,323
Dilutive effect of stock options; restricted and performance stock units	1,665	1,912	1,737	1,935
Diluted shares outstanding	61,276	61,344	61,462	61,258
Income per common share:
Basic earnings per share	$2.25	$1.83	$4.48	$3.30
Diluted earnings per share	$2.19	$1.78	$4.36	$3.20

The following stock option grants and restricted stock awards were outstanding but were excluded from the computation of diluted earnings per share because their inclusion would have been anti-dilutive:

	Three Months Ended March 31,		Six Months Ended March 31,
	2026	2025	2026	2025
Restricted stock and option awards	9	21	5	10
Weighted-average price	$391.53	$193.09	$391.53	$193.09

The weighted-average shares of common stock outstanding for basic and diluted earnings per share included the weighted-average treasury stock shares held for deferred compensation obligations of the following:

	Three Months Ended March 31,		Six Months Ended March 31,
	2026	2025	2026	2025
Weighted-average treasury stock shares held for deferred compensation obligations	28	30	29	35

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

Lease-related assets and liabilities were as follows:

	Classification on the Condensed Consolidated Balance Sheets	March 31, 2026	September 30, 2025
Assets:
Operating lease	Other assets	$23,876	$25,274
Finance lease	Property, plant, and equipment, net	2,362	2,896
Total lease assets		26,238	28,170

Current liabilities:
Operating lease	Accrued liabilities	5,606	5,465
Finance lease	Current portion of long-term debt	1,062	1,032
Noncurrent liabilities:
Operating lease	Other liabilities	18,994	20,199
Finance lease	Long-term debt, less current portion	1,396	1,902
Total lease liabilities		$27,058	$28,598

Lease-related expenses were as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2026	2025	2026	2025
Operating lease expense	$1,995	$1,899	$4,053	$3,695
Amortization of finance lease assets	243	242	485	483
Interest on finance lease liabilities	31	42	64	86
Variable lease expense	503	375	902	568
Short-term lease expense	178	55	204	108
Total lease expense	$2,950	$2,613	$5,708	$4,940

Lease-related supplemental cash flow information was as follows:

	Six Months Ended March 31,
	2026	2025
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$3,194	$2,982
Operating cash flows for finance leases	64	86
Financing cash flows for finance leases	511	474
Right-of-use assets obtained in exchange for recorded lease obligations:
Operating leases	2,271	3,852
Finance leases	43	1,069

Lessor arrangements

Woodward has assessed its manufacturing contracts and concluded that certain contracts for the manufacture of customer products met the criteria to be considered a leasing arrangement (“embedded leases”) with Woodward as the lessor. The specific manufacturing contracts that met the criteria were those that utilized Woodward property, plant, and equipment and which are substantially (more than 90%) dedicated to the manufacturing of the product(s) for a single customer. Woodward has dedicated manufacturing lines with three of its customers representing embedded leases, all of which qualified as operating leases with undefined quantities of future customer purchase commitments.

Although Woodward expects to allocate some portion of future net sales to these customers to embedded lessor arrangements, it cannot provide expected future undiscounted lease payments from property, plant, and equipment leased to customers as of March 31, 2026. If, in the future, customers reduce purchases of related products from Woodward, the Company believes it will derive additional value from the underlying equipment by repurposing its use to support other customer arrangements.

Revenue from contracts with customers that included embedded operating leases, which are included in “Net sales” in the Condensed Consolidated Statements of Earnings, was $1,016 for the three months and $2,042 for the six months ended March 31, 2026, compared to $903 for the three months and $1,937 for the six months ended March 31, 2025.

The carrying amount of property, plant, and equipment leased to others through embedded leasing arrangements, included in “Property, plant, and equipment, net” on the Condensed Consolidated Balance Sheets, follows:

	March 31, 2026	September 30, 2025
Property, plant, and equipment	$41,243	$41,593
Less accumulated depreciation	(30,143)	(29,110)
Property, plant, and equipment, net	$11,100	$12,483

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

Unamortized deferred revenue recorded in connection with the JV formation included:

	March 31, 2026	September 30, 2025
Accrued liabilities	$7,689	$7,298
Other liabilities	230,266	229,878

Amortization of the deferred gain recognized as an increase to net sales was $2,017 for the three months and $4,116 for the six months ended March 31, 2026, and $1,607 for the three months and $2,630 for the six months ended March 31, 2025.

Other income related to Woodward’s equity interest in the earnings of the JV were as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2026	2025	2026	2025
Other income	$15,558	$11,386	$30,935	$21,542

Cash distributions to Woodward from the JV, recognized in “Other, net” in “Net cash provided by operating activities” on the Condensed Consolidated Statements of Cash Flows, were as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2026	2025	2026	2025
Cash distributions	$11,500	$10,000	$25,500	$21,000

Net sales to the JV were as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2026	2025	2026	2025
Net sales	$31,220	$24,270	$55,775	$44,966

Woodward net sales includes a reduction of $22,228 for the three months and $42,901 for the six months ended March 31, 2026, compared to $19,630 for the three months and $35,169 for the six months ended March 31, 2025, related to royalties, associated with the contributed IP owed to the JV by Woodward on sales by Woodward directly to third-party services customers.

The Condensed Consolidated Balance Sheets include “Accounts receivable” related to amounts the JV owed Woodward, “Accounts payable” related to amounts Woodward owed the JV, and “Other assets” related to Woodward’s net investment in the JV, as follows:

	March 31, 2026	September 30, 2025
Accounts receivable	$6,523	$5,377
Accounts payable	9,571	8,370
Other assets	28,504	23,069

Note 7. Financial instruments and fair value measurements

The table below presents information about Woodward’s financial assets and liabilities that are measured at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques Woodward utilized to determine such fair value.

	At March 31, 2026				At September 30, 2025
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Financial assets:
Investments in money markets and depository accounts	$56,525	$—	$—	$56,525	$30,256	$—	$—	$30,256
Equity securities	39,648	—	—	39,648	37,846	—	—	37,846
Total financial assets	$96,173	$—	$—	$96,173	$68,102	$—	$—	$68,102

Financial liabilities:
Cross-currency interest rate swaps	$—	$17,741	$—	$17,741	$—	$27,406	$—	$27,406
Total financial liabilities	$—	$17,741	$—	$17,741	$—	$27,406	$—	$27,406

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

The estimated fair values and carrying costs of other financial instruments that are not required to be remeasured at fair value in the Condensed Consolidated Balance Sheets were as follows:

		At March 31, 2026		At September 30, 2025
	Fair Value Hierarchy Level	Estimated Fair Value	Carrying Cost	Estimated Fair Value	Carrying Cost
Assets:
Notes receivable from municipalities	2	$5,071	$5,056	$5,444	$5,392
Liabilities:
Long-term debt	2	483,645	500,827	566,582	580,547

In connection with certain economic incentives related to Woodward’s development of a second campus in the greater Rockford, Illinois area for its Aerospace segment and Woodward’s development of its corporate headquarters in Fort Collins, Colorado, Woodward received long-term notes from municipalities within the states of Illinois and Colorado. The fair value of the long-term notes was estimated based on a model that discounted future principal and interest payments received at an interest rate available to Woodward at the end of the period for similarly rated municipal notes of similar maturity, which is a level 2 input as defined by the U.S. GAAP fair value hierarchy. The interest rates used to estimate the fair value of the long-term notes were 3.2% at March 31, 2026 and 3.0% at September 30, 2025.

The fair value of long-term debt was estimated based on a model that discounted future principal and interest payments at interest rates available to the Company at the end of the period for similar debt of the same maturity, which is a level 2 input as defined by the U.S. GAAP fair value hierarchy. The weighted-average interest rates used to estimate the fair value of long-term debt were 4.5% at March 31, 2026 and 4.2% at September 30, 2025.

Woodward does not have expected credit losses related to any financial assets that are not required to be remeasured at fair value.

Note 8. Derivative instruments and hedging activities

Derivative instruments not designated or qualifying as hedging instruments

In May 2020, Woodward entered into five fixed-rate cross-currency interest rate swap agreements (the “2020 Fixed-Rate Cross-Currency Swaps”), with an aggregate notional value of $400,000, which effectively reduced the interest rates on the underlying fixed-rate debt under the 2018 Notes (as defined in Note 15, Credit facilities, short-term borrowings, and long-term debt, in the Notes to the Consolidated Financial Statements included in Part II, Item 8 of Woodward’s most recently filed Form 10-K) and Woodward’s then existing revolving credit agreement. The net interest income of the 2020 Fixed-Rate Cross-Currency Swaps is recorded as a reduction to “Interest expense” in Woodward’s Condensed Consolidated Statements of Earnings. The total notional value of the 2020 Fixed-Rate Cross-Currency Swaps was $315,000 at March 31, 2026. See Note 7, Financial Instruments and fair value measurements for the related fair value of the derivative instruments as of March 31, 2026.

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

Derivatives instruments in net investment hedging relationships

On September 23, 2016, Woodward and Woodward International Holding B.V., a wholly owned subsidiary of Woodward organized under the laws of The Netherlands (the “BV Subsidiary”), each entered into a note purchase agreement (the “2016 Note Purchase Agreement”) relating to the sale by Woodward and the BV Subsidiary of an aggregate principal amount of €160,000 of senior unsecured notes in a series of private placement transactions. Woodward issued €40,000 aggregate principal amount of Woodward’s Series M Senior Notes due September 23, 2026 (the “Series M Notes”). Woodward designated the Series M Notes as a hedge of a foreign currency exposure of Woodward’s net investment in its Euro denominated functional currency subsidiaries. Related to the Series M Notes, included in foreign currency translation adjustments within total comprehensive (losses) earnings were a net foreign exchange gain of $1,153 for the three months and a foreign exchange gain of $1,069 for the six months ended March 31, 2026, compared to a net foreign exchange loss of $1,712 for the three months and a foreign exchange gain of $1,351 for the six months ended March 31, 2025.

Impact of derivative instruments designated as qualifying hedging instruments

The following table discloses the amounts recognized in relation to the cash flow hedges designated as qualifying hedging instruments:

		Three months ended March 31,		Six months ended March 31,
Derivatives in:	Location	2026	2025	2026	2025
(Gain) loss reclassified from accumulated OCI into earnings	Selling, general and administrative expenses	$(7,791)	$16,560	$(7,257)	$(11,123)
(Gain) loss recognized in accumulated OCI	Selling, general and administrative expenses	(7,329)	11,402	(9,177)	(8,966)

The remaining unrecognized gains and losses in Woodward’s Condensed Consolidated Balance Sheets associated with derivative instruments that were previously entered into by Woodward, which are classified in accumulated OCI, were net losses of $4,322 as of March 31, 2026 and $5,830 as of September 30, 2025.

Note 9. Supplemental statement of cash flows information

	Six Months Ended March 31,
	2026	2025
Interest paid	$17,838	$18,366
Income taxes paid	62,977	43,141
Income tax refunds received	2,886	4,182
Non-cash activities:
Purchases of property, plant and equipment on account	10,808	6,292
Common shares issued from treasury to settle benefit obligations	29,813	24,912
Receivables related to business acquisitions and divestitures	—	7,003

Note 10. Acquisitions and Divestitures

Acquisitions

On March 9, 2026, Woodward entered into a definitive agreement to acquire Jet Research Development, Inc., doing business as Valve Research & Manufacturing Company, a Florida-based manufacturer of high-precision flow control valves for aerospace applications ("Valve Research Acquisition"). The Valve Research Acquisition, included within the Aerospace reportable segment, adds precision electromagnetic valve solutions, including solenoid valves, check valves, and relief valves to Woodward’s comprehensive aerospace controls capabilities. It also provides new growth opportunities across commercial and defense aerospace OEM applications, including Next Generation Single Aisle (NSA) programs. Solenoid technology for precision flow control plays a vital role in both current and future defense and commercial aircraft programs.

The Valve Research Acquisition includes intellectual property, operations assets, associated real estate, and talent. The Valve Research Acquisition closed on April 1, 2026 (the "Closing Date"), and the Company paid aggregate cash consideration of $120,972, subject to post-Closing adjustments. The cash consideration was financed through the use of cash on hand.

As the Valve Research Acquisition was completed subsequent to March 31, 2026, the Company has not yet completed the accounting for the business combination, including the preliminary purchase price allocation. Accordingly, the Company is unable to provide amounts recognized as of the Closing Date for major classes of assets and liabilities related to the Valve Research Acquisition. This information, at least on a provisional basis, will be available in the Quarterly Report on Form 10-Q to be filed for the quarterly period ended June 30, 2026.

On July 21, 2025, the Company acquired 100% of the outstanding equity interests of Safran Electronics and Defense Canada, Inc. and certain net assets of Safran’s electro-mechanical actuation business in the United States and Mexico (“Safran Acquisition”) for total consideration of $40,286, net of cash acquired and after net working capital adjustments. The Safran Acquisition, included within the Aerospace reportable segment, expands the Company’s electromechanical actuation portfolio and was financed through existing cash balances. The Company incurred acquisition-related costs of $9,348 in fiscal year 2025 that were expensed as incurred and recorded in "Selling, general and administrative expenses" within the Condensed Consolidated Statement of Earnings.

During the first quarter of fiscal 2026, the Company substantially completed its evaluation of the fair value of assets acquired and liabilities assumed related to the Safran Acquisition. The following table presents the preliminary fair‑value determinations of the assets acquired and liabilities assumed as of July 21, 2025:

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

In connection with certain product rationalization activities, during the six months ended March 31, 2025, the Company sold certain product lines and its heavy-duty gas turbine combustion parts product line, included in the Industrial segment, to third parties. The Company received cash proceeds of $44,896 and recognized a pretax gain of $20,524 during the six months ended March 31, 2025.

Note 11. Inventories

	March 31, 2026	September 30, 2025
Raw materials	$224,611	$192,373
Work in progress	176,037	163,275
Component parts(1)	403,308	382,650
Finished goods	106,480	102,746
Customer supplied inventory	22,226	19,640
On-hand inventory for which control has transferred to the customer	(228,197)	(206,076)
	$704,465	$654,608
(1)
Component parts include items that can be sold separately as finished goods or included in the manufacture of other products.

Note 12. Property, plant, and equipment

	March 31, 2026	September 30, 2025
Land and land improvements	$103,810	$95,172
Buildings and building improvements	639,239	626,144
Leasehold improvements	15,816	15,900
Machinery and production equipment	908,199	885,473
Computer equipment and software	123,394	116,706
Office furniture and equipment	44,202	43,312
Other	33,621	33,591
Construction in progress	145,666	111,580
	2,013,947	1,927,878
Less accumulated depreciation	(979,149)	(941,255)
Property, plant, and equipment, net	$1,034,798	$986,623

Woodward had depreciation expense as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2026	2025	2026	2025
Depreciation expense	$22,482	$20,794	$44,178	$41,756

Note 13. Goodwill

	September 30, 2025	Reduction from Working Capital Adjustment	Effects of Foreign Currency Translation	March 31, 2026
Aerospace	$473,779	$(931)	$47	$472,895
Industrial	358,509	—	(5,901)	352,608
Consolidated	$832,288	$(931)	$(5,854)	$825,503

In the first quarter of 2026, a working capital adjustment was made that resulted in a reduction of goodwill of $931.

Note 14. Intangible assets, net

	March 31, 2026			September 30, 2025
	Gross Carrying Value	Accumulated Amortization	Net Carrying Amount	Gross Carrying Value	Accumulated Amortization	Net Carrying Amount
Intangible assets with finite lives:
Customer relationships and contracts:
Aerospace	$281,683	$(253,588)	$28,095	$281,683	$(251,109)	$30,574
Industrial	392,991	(133,176)	259,815	401,778	(125,909)	275,869
Total	$674,674	$(386,764)	$287,910	$683,461	$(377,018)	$306,443
Intellectual property:
Aerospace	$—	$—	$—	$—	$—	$—
Industrial	3,139	(3,139)	—	3,139	(3,139)	—
Total	$3,139	$(3,139)	$—	$3,139	$(3,139)	$—
Process technology:
Aerospace	$44,570	$(41,281)	$3,289	$44,570	$(40,973)	$3,597
Industrial	89,930	(38,800)	51,130	87,640	(37,610)	50,030
Total	$134,500	$(80,081)	$54,419	$132,210	$(78,583)	$53,627
Intangible asset with indefinite life:
Trade name:
Aerospace	$—	$—	$—	$—	$—	$—
Industrial	66,472	—	66,472	68,010	—	68,010
Total	$66,472	$—	$66,472	$68,010	$—	$68,010
Total intangibles:
Aerospace	$326,253	$(294,869)	$31,384	$326,253	$(292,082)	$34,171
Industrial	552,532	(175,115)	377,417	560,567	(166,658)	393,909
Consolidated Total	$878,785	$(469,984)	$408,801	$886,820	$(458,740)	$428,080

Woodward recorded amortization expense associated with intangibles of the following:

	Three Months Ended March 31,		Six Months Ended March 31,
	2026	2025	2026	2025
Amortization expense	$7,424	$6,772	$14,766	$13,686

Future amortization expense associated with intangibles is expected to be:

Year Ending September 30:
2026 (Remaining)	$14,618
2027	29,498
2028	29,147
2029	28,242
2030	28,214
Thereafter	212,610
$342,329

Note 15. Credit facilities, short-term borrowings, and long-term debt

As of March 31, 2026, Woodward’s short-term borrowings and availability under its various short-term credit facilities were as follows:

	Total availability	Outstanding letters of credit and guarantees	Banker acceptance notes issued	Outstanding borrowings	Remaining availability
Revolving credit facility	$1,000,000	$(7,875)	$—	$(623,000)	$369,125
Foreign lines of credit and overdraft facilities	25,600	(23)	(51)	—	25,526
Foreign performance guarantee facilities	33	—	—	—	33
	$1,025,633	$(7,898)	$(51)	$(623,000)	$394,684

Revolving credit facility

Woodward maintains a $1,000,000 revolving credit facility established under a revolving credit agreement among Woodward, a syndicate of lenders and Wells Fargo Bank, National Association, as administrative agent, which provides for the option to increase available borrowings up to $1,500,000, subject to lenders’ participation (as amended in October 2022, the “Second Amended and Restated Revolving Credit Agreement”). Borrowings under the Second Amended and Restated Revolving Credit Agreement can be made by Woodward and certain Woodward foreign subsidiaries in U.S. dollars or in foreign currencies other than the U.S. dollar and generally bear interest at the Euro Interbank Offered Rate (“Euribor”), Sterling Overnight Index Average (“SONIA”), Tokyo Interbank Offered Rate (“TIBOR”), and Secured Overnight Financing Rate (“SOFR”) base rates plus 0.875% to 1.75%. The Second Amended and Restated Revolving Credit Agreement matures on October 21, 2027.

Under the Second Amended and Restated Revolving Credit Agreement, there were $623,000 in principal amount of borrowings outstanding as of March 31, 2026 at an effective interest rate of 4.78% as compared to $122,300 in principal borrowings outstanding as of September 30, 2025 at an effective interest rate of 5.41%. All of the borrowings outstanding were classified as short-term borrowings based on Woodward's intent and ability to pay this amount in the next 12 months.

Short-term borrowings

Woodward has other foreign lines of credit and foreign overdraft facilities at various financial institutions, which are generally reviewed annually for renewal and are subject to the usual terms and conditions applied by the financial institutions. Pursuant to the terms of the related facility agreements, Woodward’s foreign performance guarantee facilities are limited in use to providing performance guarantees to third parties. There were no borrowings outstanding on Woodward’s foreign lines of credit and foreign overdraft facilities as of March 31, 2026 and September 30, 2025.

Series I and L Notes

On November 17, 2025, Woodward paid the entire principal balance of $75,000 on the Series I and L Notes using proceeds from borrowings under its existing revolving credit facility.

Note 16. Accrued liabilities

	March 31, 2026	September 30, 2025
Salaries and other member benefits	$130,666	$175,110
Product warranties and related liabilities	18,885	25,504
Interest payable	8,773	10,211
Accrued restructuring	3,647	—
Accrued retirement benefits	2,915	2,986
Net current contract liabilities	60,667	49,235
Taxes, other than income	14,480	15,367
Other	41,430	34,670
	$281,463	$313,083

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

Changes in accrued product warranties and related liabilities were as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2026	2025	2026	2025
Beginning of period	$17,773	$19,008	25,504	$18,844
Additions, net of recoveries	3,097	5,841	5,476	9,346
Reductions for settlement	(1,931)	(4,030)	(12,051)	(7,044)
Foreign currency exchange rate changes	(54)	127	(44)	(200)
End of period	$18,885	$20,946	$18,885	$20,946

Restructuring charges

On January 12, 2026, the Company approved a plan to wind-down its on-highway natural gas truck manufacturing operations in China (the “China OH Business”). This decision follows prior unsuccessful efforts to divest the China OH Business and is a strategic step to align the Industrial segment portfolio with priority end-markets and long-term growth opportunities. As a result of the China OH Business wind-down, during the three months ended March 31, 2026, the Company incurred $6,815 of restructuring charges for employee severance and benefit costs, as well as additional wind-down charges. All of the restructuring charges recorded during the three months ended March 31, 2026 were recorded as nonsegment expenses and are expected to be paid within twelve months.

		Period Activity
	Balances as of September 30, 2025	Charges	Payments	Non-cash activity	Balances as of March 31, 2026
Workforce management costs associated with:
China On-Highway Wind-down	$—	$6,815	$(2,836)	$(332)	$3,647
Total	$—	$6,815	$(2,836)	$(332)	$3,647

In addition to the restructuring charges recognized in the first six months of fiscal year 2026, the Company anticipates incurring additional costs associated with the China OH Business wind-down such as expenses associated with equipment relocation, accelerated depreciation, and inventory write-offs over the coming year. The Company anticipates these additional expenses, which are expected to be approximately $13,000 in total, will be substantially complete by the end of fiscal year 2026.

Note 17. Other liabilities

	March 31, 2026	September 30, 2025
Net accrued retirement benefits, less amounts recognized within accrued liabilities	$88,815	$88,112
Total unrecognized tax benefits	18,576	12,130
Deferred economic incentives (1)	5,548	6,158
Noncurrent operating lease liabilities	18,994	20,199
Net noncurrent contract liabilities	417,211	431,458
Cross-currency swap derivative liability	17,741	27,406
Other	6,307	6,264
	$573,192	$591,727
(1)
Woodward receives certain economic incentives from various state and local authorities related to capital expansion projects. Such amounts are initially recorded as deferred credits and are being recognized as a reduction to pre-tax expense over the economic lives of the related capital expansion projects.

Note 18. Other income, net

	Three Months Ended March 31,		Six Months Ended March 31,
	2026	2025	2026	2025
Equity interest in the earnings of the JV	$(15,558)	$(11,386)	$(30,935)	$(21,542)
Net loss (gain) on sales of assets and businesses	18	(10,806)	36	(20,049)
Net loss on investments in deferred compensation program	1,369	1,034	762	1,133
Other components of net periodic pension and other postretirement benefit, excluding service cost and interest expense	(3,259)	(3,323)	(6,552)	(6,639)
Other	(628)	(323)	(743)	(794)
	$(18,058)	$(24,804)	$(37,432)	$(47,891)

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

The following table sets forth the tax expense and the effective tax rate for Woodward’s earnings before income taxes:

	Three Months Ended March 31,		Six Months Ended March 31,
	2026	2025	2026	2025
Earnings before income taxes	$167,427	$132,963	$336,578	$234,817
Income tax expense	33,414	24,014	68,846	38,777
Effective tax rate	20.0%	18.1%	20.5%	16.5%

The increases in the effective tax rates for the three months ended March 31, 2026 and the six months ended March 31, 2026 compared to the same periods of the prior fiscal year were primarily attributable to remeasurement to tax reserves, the current year elimination of the U.S. intangible income tax benefit due to the one-time reversal of research costs previously capitalized, a reduction to the U.S. Federal Research and Development Credit, and unfavorable state tax law changes. These increases were partially offset by increases in the tax benefit from stock-based compensation.

Gross unrecognized tax benefits were $24,329 as of March 31, 2026 and $17,271 as of September 30, 2025. At March 31, 2026, the amount of the liability for unrecognized tax benefits that, if recognized, would impact Woodward’s effective tax rate was $14,438. At this time, Woodward believes it is reasonably possible that the liability for unrecognized tax benefits will decrease by as much as $1,326 in the next 12 months due to the completion of review by tax authorities, lapses of statutes, and the settlement of tax positions. Woodward’s tax expense includes accruals for potential interest and penalties related to unrecognized tax benefits and all other interest and penalties related to tax payments.

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

Woodward's U.S. employees receive an annual contribution of Woodward stock, equal to 5% of their eligible prior year wages, to their personal Woodward Retirement Saving Plan accounts. Woodward fulfilled its annual Woodward stock contribution obligation using shares held in treasury stock by issuing a total of 78 shares of common stock for a value of $29,813 in the second quarter of fiscal year 2026, compared to a total of 126 shares of common stock for a value of $24,058 in the second quarter of fiscal year 2025.

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

The amount of expense associated with defined contribution plans were as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2026	2025	2026	2025
Company costs	$16,505	$13,627	$31,246	$25,970

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

The components of the net periodic retirement pension costs recognized were as follows:

	Three Months Ended March 31,
	United States		Other Countries		Total
	2026	2025	2026	2025	2026	2025
Service cost	$199	$230	$338	$343	$537	$573
Interest cost	1,770	1,718	793	717	2,563	2,435
Expected return on plan assets	(2,617)	(2,748)	(641)	(604)	(3,258)	(3,352)
Amortization of:
Net actuarial loss (gain)	34	42	(119)	(98)	(85)	(56)
Prior service cost	129	190	6	5	135	195
Net periodic retirement pension (benefit) cost	$(485)	$(568)	$377	$363	$(108)	$(205)
Contributions paid	$—	$—	$692	$490	$692	$490

	Six Months Ended March 31,
	United States		Other Countries		Total
	2026	2025	2026	2025	2026	2025
Service cost	$398	$459	$673	$691	$1,071	$1,150
Interest cost	3,540	3,437	1,579	1,445	5,119	4,882
Expected return on plan assets	(5,235)	(5,496)	(1,276)	(1,218)	(6,511)	(6,714)
Amortization of:
Net actuarial loss (gain)	68	85	(239)	(198)	(171)	(113)
Prior service cost	258	381	12	11	270	392
Net periodic retirement pension (benefit) cost	$(971)	$(1,134)	$749	$731	$(222)	$(403)
Contributions paid	$—	$—	$1,112	$874	$1,112	$874

The components of net periodic retirement pension costs other than the service cost and interest cost components are included in the line item “Other income, net”, and the interest component is included in the line item “Interest expense” in the Condensed Consolidated Statements of Earnings.

The components of the net periodic other postretirement benefit costs recognized were as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2026	2025	2026	2025
Interest cost	$178	$180	$355	$359
Amortization of:
Net actuarial gain	(112)	(111)	(225)	(221)
Net periodic other postretirement cost	$66	$69	$130	$138
Contributions paid	$394	$408	$791	$794

The components of net periodic other postretirement benefit costs other than the service cost and interest cost components are included in the line item “Other income, net”, and the interest cost is included in the line item “Interest expense” in the Condensed Consolidated Statements of Earnings.

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

Retirement pension benefits:
United States	$433
United Kingdom	186
Japan	—
Germany	541
Other postretirement benefits	1,588

Note 21. Stockholders’ equity

Common stock and treasury stock

Activity in common stock and treasury stock shares was as follows:

	Common Stock	Treasury Stock	Treasury stock held for deferred compensation
Balances as of January 1, 2025	72,960	(13,607)	(31)
Purchase of treasury stock	—	(243)	—
Sales of treasury stock	—	344	—
Common shares issued for benefit plans	—	126	—
Distribution of stock from deferred compensation	—	—	1
Balances as of March 31, 2025	72,960	(13,380)	(30)

Balances as of January 1, 2026	72,960	(13,174)	(28)
Purchase of treasury stock	—	(631)	—
Sales of treasury stock	—	360	—
Common shares issued for benefit plans	—	78	—
Distribution of stock from deferred compensation	—	—	1
Balances as of March 31, 2026	72,960	(13,367)	(27)

	Common Stock	Treasury Stock	Treasury stock held for deferred compensation
Balances as of September 30, 2024	72,960	(13,787)	(45)
Purchase of treasury stock	—	(449)	—
Sales of treasury stock	—	725	—
Common shares issued for benefit plans	—	131	—
Purchases of stock by deferred compensation	—	—	(1)
Distribution of stock from deferred compensation	—	—	16
Balances as of March 31, 2025	72,960	(13,380)	(30)

Balances as of September 30, 2025	72,960	(13,060)	(28)
Purchase of treasury stock	—	(1,086)	—
Sales of treasury stock	—	701	—
Common shares issued for benefit plans	—	78	—
Purchases of stock by deferred compensation	—	—	(1)
Distribution of stock from deferred compensation	—	—	2
Balances as of March 31, 2026	72,960	(13,367)	(27)

Stock repurchase program

In January 2024, the Board of Directors of the Company (the "Board") authorized a program for the repurchase of up to $600,000 of Woodward’s outstanding shares of common stock on the open market or in privately negotiated transactions over a three-year period ending in January 2027 (the “2024 Authorization”). During the six months ended March 31, 2026, Woodward repurchased 153 shares of its common stock for $39,145 under the 2024 Authorization, all held for reissuance. During the six months ended March 31, 2025, Woodward repurchased 449 shares of its common stock for $79,493 under the 2024 Authorization, all held for reissuance.

In November 2025, Woodward completed the 2024 Authorization, and subsequently the Board authorized a new program for the repurchase of up to $1,800,000 of Woodward’s outstanding shares of common stock on the open market or in privately negotiated transactions over a three-year period ending in November 2028 (the "2026 Authorization"). During the six months ended March 31, 2026, Woodward repurchased 933 shares of its common stock for $315,745 under the 2026 Authorization, all held for reissuance.

Stock-based compensation

Provisions governing non-qualified stock option awards ("stock options" or "options"), restricted stock units ("RSUs"), and performance restricted stock units ("PSUs") are included in the 2017 Omnibus Incentive Plan, as amended from time to time (the “2017 Plan”).

The 2017 Plan was first approved by Woodward’s stockholders in January 2017. The Board delegated authority to administer the 2017 Plan to the Human Capital & Compensation Committee of the Board, including, but not limited to, the power to determine the recipients of awards and the terms of those awards.

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

The following is a summary of the activity for stock option awards:

	Three Months Ended March 31, 2026		Six Months Ended March 31, 2026
	Number of options	Weighted-Average Exercise Price per Share	Number of options	Weighted-Average Exercise Price per Share
Beginning balance	1,942	$92.48	2,249	$91.25
Granted	17	391.53	17	391.53
Exercised	(287)	81.78	(594)	82.65
Forfeited	(1)	83.24	(1)	83.24
Ending balance	1,671	$97.33	1,671	$97.33

Changes in non-vested stock options were as follows:

	Three Months Ended March 31, 2026		Six Months Ended March 31, 2026
	Number of options	Weighted-Average Grant Date Fair Value per Share	Number of options	Weighted-Average Grant Date Fair Value Per Share
Beginning balance	247	$48.33	473	$43.40
Granted	17	173.79	17	173.79
Vested	(31)	64.60	(257)	41.21
Forfeited	—	—	—	—
Ending balance	233	$55.26	233	$55.26

Information about stock options that have vested, or are expected to vest, and are exercisable at March 31, 2026 was as follows:

	Number of options	Weighted-Average Exercise Price	Weighted-Average Remaining Life in Years	Aggregate Intrinsic Value
Options outstanding	1,671	$97.33	4.8	$436,191
Options vested and exercisable	1,439	91.91	4.4	382,708
Options vested and expected to vest	1,663	96.84	4.8	434,762

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

A summary of the activity for RSUs:

	Three Months Ended March 31, 2026		Six Months Ended March 31, 2026
	Number of units	Weighted-Average Grant Date Fair Value	Number of units	Weighted-Average Grant Date Fair Value
Beginning balance	264	$159.51	309	$148.31
Granted	55	391.53	62	378.10
Released	(82)	159.64	(132)	139.31
Forfeited	(1)	188.05	(3)	131.21
Ending balance	236	$213.07	236	$213.07

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

Market condition awards

The market condition associated with the rTSR PSU awards is based on the Company's relative total shareholder return ("TSR") compared to the TSR generated by the other companies that comprise the S&P 400 Midcap Index over a three-year performance period. Performance at target will result in vesting and issuance of the number of PSUs granted, equal to 100% payout. For rTSR PSUs granted prior to September 30, 2025, performance below or above target can result in an issuance of between 0% to 150% of the target number of rTSR PSUs granted. For rTSR PSUs granted after September 30, 2025, performance below or above target can result in an issuance of 0% to 200% of the target number of rTSR PSUs granted. Expense is recognized based on the weighted average grant date fair value on a straight line basis over the service period, irrespective as to whether the market condition is achieved.

The fair value of the rTSR PSUs at the grant date was determined based upon a Monte Carlo valuation method. The assumptions used in the Monte Carlo method to value the rTSR PSUs granted, which includes the grant date fair value outcome from the Monte Carlo method, were as follows:

	March 31, 2026	March 31, 2025	March 31, 2024
Expected volatility	30.7%	30.9%	30.2%
Risk free interest rate	3.4%	4.1%	4.5%
Expected life	3 years	3 years	3 years
Grant date fair value	$367.56	$196.63	$146.47

The PSUs granted receive dividend equivalent units; therefore, no discount was applied for Woodward’s dividends.

A summary of the activity for market condition awards:

	Six Months Ended March 31, 2026
	Number of units	Weighted-Average Grant Date Fair Value
Beginning balance	104	$167.17
Granted	15	367.56
Forfeited	—	—
Ending balance	119	$193.29

There was no activity for market condition awards during the three months ended March 31, 2026.

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

	Six Months Ended March 31, 2026
	Number of units	Weighted-Average Grant Date Fair Value
Beginning balance	—	$—
Granted	15	298.15
Forfeited	—	—
Ending balance	15	$298.15

There was no activity for performance condition awards during the three months ended March 31, 2026.

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

At March 31, 2026, there was approximately $43,646 of total unrecognized compensation expense related to non-vested stock-based compensation arrangements, including stock options, RSUs, and PSUs. The pre-vesting forfeiture rates for purposes of determining stock-based compensation expense recognized were estimated to be 0% for members of the Board and 7.2% for all others. The remaining unrecognized compensation cost is expected to be recognized over a weighted-average period of approximately 2 years.

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

Nonsegment expenses consist of corporate office expenses, including compensation, benefits, depreciation, restructuring charges, and other administrative costs.

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

A summary of consolidated net sales and segment operating profit by segment follows:

	Three Months Ended March 31, 2026			Six Months Ended March 31, 2026
	Aerospace	Industrial	Total	Aerospace	Industrial	Total
Net sales	$703,321	$387,247	$1,090,568	$1,338,218	$748,804	$2,087,022
Cost of goods sold	506,058	268,272	774,330	959,858	518,433	1,478,291
Selling, general and administrative expenses	27,912	39,488	67,400	56,531	70,277	126,808
Research and development costs	29,416	14,906	44,322	51,434	29,178	80,612
Other segment items[1]	(18,140)	(1,140)	(19,280)	(36,075)	(1,799)	(37,874)
Reportable segment operating profit	$158,075	$65,721	$223,796	$306,470	$132,715	$439,185

	Three Months Ended March 31, 2025			Six Months Ended March 31, 2025
	Aerospace	Industrial	Total	Aerospace	Industrial	Total
Net sales	$561,729	$321,900	$883,629	$1,055,611	$600,743	$1,656,354
Cost of goods sold	407,063	235,704	642,767	782,815	442,623	1,225,438
Selling, general and administrative expenses	22,490	26,813	49,303	40,965	47,917	88,882
Research and development costs	21,223	14,372	35,595	38,851	25,638	64,489
Other segment items[1]	(13,663)	(956)	(14,619)	(26,361)	(1,599)	(27,960)
Reportable segment operating profit	$124,616	$45,967	$170,583	$219,341	$86,164	$305,505
(1)
Other segment items mainly includes our equity interest in the earnings of the JV, other components of net periodic pension and other postretirement benefit, excluding service cost and interest expense, and net gain/loss on sales of assets and businesses.

A summary of consolidated earnings before income taxes was as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2026	2025	2026	2025
Reportable segment operating profit	$223,796	$170,583	$439,185	$305,505
Nonsegment expenses	(45,049)	(26,752)	(81,644)	(48,856)
Interest expense, net	(11,320)	(10,868)	(20,963)	(21,832)
Consolidated earnings before income taxes	$167,427	$132,963	$336,578	$234,817

Segment assets consist of accounts receivable, inventories, property, plant, and equipment, net, goodwill, and other intangibles, net. A summary of consolidated total assets was as follows:

	March 31, 2026	September 30, 2025
Segment assets:
Aerospace	$2,276,086	$2,110,805
Industrial	1,506,784	1,501,503
Unallocated corporate property, plant, and equipment, net	122,023	120,502
Other unallocated assets	1,064,219	897,333
Consolidated total assets	$4,969,112	$4,630,143

A summary of consolidated capital expenditures was as follows:

	Six Months Ended March 31,
	2026	2025
Segment capital expenditures:
Aerospace	$67,742	$19,047
Industrial	19,515	11,871
Unallocated corporate amounts	9,013	21,072
Consolidated capital expenditures	$96,270	$51,990

A summary of consolidated depreciation and amortization was as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2026	2025	2026	2025
Segment depreciation and amortization:
Aerospace	$13,232	$12,607	$26,297	$25,341
Industrial	13,127	11,979	25,909	24,115
Unallocated corporate amounts	3,547	2,980	6,738	5,986
Consolidated depreciation and amortization	$29,906	$27,566	$58,944	$55,442

Note 24. Subsequent events

On April 22, 2026, the Board declared a cash dividend of $0.32 per share for the quarter, payable on June 4, 2026 for stockholders of record as of May 21, 2026.

On April 15, 2026, Woodward entered into a definitive agreement to sell the Aerospace pilot controls product line to ONTIC Engineering and Manufacturing, Inc. for $180,000, subject to purchase price adjustments. The agreement for the sale of the product line is expected to result in an accounting gain and close later in fiscal year 2026.

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

OVERVIEW

Global Business Conditions

As global trade dynamics continue to evolve, the impact of increased trade tensions and related tariffs with U.S. trading partners remains a key factor in shaping global economic activity, supply chains, and market stability. Future tariff adjustments may emerge as countries negotiate trade agreements, respond to geopolitical shifts, and address the challenges of inflation and global competition. We expect increased cost pressure resulting from the already announced tariffs, and there are uncertainties surrounding future tariff policy changes and enforcement. However, the Company’s production and supply bases are largely in the same regions where our products are sold, which we believe will mitigate our exposure. Woodward is closely tracking costs from our supply base and customer forecasts regarding the potential impact of currently announced tariff levels, changes to such levels, and actual and potential retaliatory trade actions. We have experienced and are expecting cost pressure as a result of the implemented tariffs. We are proactively working to mitigate this cost pressure, potential sales risks, and potential supply chain disruptions.

On February 20, 2026, the U.S. Supreme Court ruled that tariffs imposed under the International Emergency Economic Powers Act ("IEEPA") were not authorized by the statute, although it did not establish a process for recovery. Subsequent cases were filed after the U.S. Supreme Court ruling, which resulted in an order requiring U.S. Customs and Border Protection (“CBP”) to establish an administrative process through which applicable tariffs could be recovered. The Company is the importer of record for certain merchandise that was previously subject to such tariffs under IEEPA. The CBP has proposed and worked to develop an administrative process, which went live on April 20, 2026. However, significant uncertainty remains as to the effectiveness, timing, and process for tariff recovery. The Company is evaluating the ruling and potential actions available to it, including actions that may be taken to preserve or protect its rights and remedies. In addition, Woodward is not able to accurately estimate the financial effects of any tariff recovery at this time based on a variety of factors, including the unknown amount that can be directly recovered, the percentage of recovery that may be required to be returned to our customers, and the amount that can be recovered from third parties to whom Woodward paid increased costs due to tariffs. The Company is actively evaluating the applicable rulings and administrative actions taken by CBP to determine the best and most efficient course of action to recover such tariffs. Because the process, timing, and amount of any recovery are uncertain, the Company is unable to accurately estimate the financial impacts on the financial statements.

The United States-Iran Conflict

In March 2026, in response to the military conflict between the United States and Iran, the North Atlantic Treaty Organization (“NATO”) members (including the United States) announced targeted economic sanctions on Iran and Iranian enterprises. Fluctuations in oil prices resulting from the conflict have the potential to significantly disrupt global supply chains, increase production costs, and create economic uncertainty. The impact of any additional sanctions, trade restrictions, or limitations on oil supply remain uncertain due to the fluid nature of the military conflict as it is unfolding. Potential impacts could include supply chain and logistics disruptions, volatility in foreign exchange rates and interest rates, inflationary pressures on raw materials and energy, heightened cybersecurity threats, and other restrictions. In addition, we are monitoring uncertainties in the geopolitical environment and the extent to which they could impact airline traffic and/or defense spending levels in the U.S. and other countries; if such impacts occur, we expect the significant impacts to us would likely begin in fiscal year 2027.

China Wind-Down

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

In connection with this action, we have incurred $6,815 in the three months ended March 31, 2026 and expect to incur pre-tax charges of approximately $13,000 for the remainder of fiscal year 2026. The majority of these charges are expected to be recognized in the third quarter of fiscal year 2026, and the wind-down is expected to be substantially completed by the end of fiscal year 2026.

Operational Highlights

Quarter and Year-to-Date Highlights

	Three Months Ended March 31,		Six Months Ended March 31,
	2026	2025	2026	2025
Net sales:
Aerospace segment	$703,321	$561,729	$1,338,218	$1,055,611
Industrial segment	387,247	321,900	748,804	600,743
Consolidated net sales	$1,090,568	$883,629	$2,087,022	$1,656,354

Earnings:
Aerospace segment	$158,075	$124,616	$306,470	$219,341
Segment earnings as a percent of segment net sales	22.5%	22.2%	22.9%	20.8%
Industrial segment	$65,721	$45,967	$132,715	$86,164
Segment earnings as a percent of segment net sales	17.0%	14.3%	17.7%	14.3%
Consolidated net earnings	$134,013	$108,949	$267,732	$196,040
Adjusted net earnings	$139,126	$103,390	$272,845	$185,956

Effective tax rate	20.0%	18.1%	20.5%	16.5%
Adjusted effective tax rate	20.2%	17.7%	20.5%	16.1%
Consolidated diluted earnings per share	$2.19	$1.78	$4.36	$3.20
Consolidated adjusted diluted earnings per share	$2.27	$1.69	$4.44	$3.04

Earnings before interest and taxes ("EBIT")	$178,747	$143,831	$357,541	$256,649
Adjusted EBIT	$185,562	$136,461	$364,356	$243,435
Earnings before interest, taxes, depreciation, and amortization ("EBITDA")	$208,653	$171,397	$416,485	$312,091
Adjusted EBITDA	$215,468	$164,027	$423,300	$298,877

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

Liquidity Highlights

Net cash provided by operating activities for the first half of fiscal year 2026 was $205,264, compared to $112,341 for the first half of fiscal year 2025. The increase in cash provided by operating activities for the first half of fiscal year 2026 as compared to the same period of fiscal year 2025 was primarily attributable to increased earnings.

For the first half of fiscal year 2026, free cash flow was $108,544, compared to $60,351 for the first half of fiscal year 2025. We define free cash flow as net cash provided by operating activities less payments for property, plant, and equipment. The increase in free cash flow for the first half of fiscal year 2026 as compared to the same period of fiscal year 2025 was primarily attributable to increased earnings, partially offset by higher capital expenditures. On September 16, 2025, we announced plans to build a precision manufacturing facility in Greer, South Carolina, in Spartanburg County. The new site is a strategic investment for us and will require significant capital investment in fiscal year 2026 and fiscal year 2027. The site is expected to become operational in 2027, and we continue to expect a meaningful increase in capital expenditures over the second half of fiscal year 2026 related to the construction of this facility. Free cash flow is a non-U.S. GAAP financial measure. A description of this measure as well as a reconciliation of this non-U.S. GAAP financial measure to the most directly comparable U.S. GAAP financial measure can be found under the caption “Non-U.S. GAAP Financial Measures” in this Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations.

At March 31, 2026, we held $501,169 in cash and cash equivalents and had total outstanding debt of $1,123,278. We have additional borrowing availability of $369,125, net of outstanding letters of credit, under our revolving credit agreement. At March 31, 2026, we also had additional borrowing capacity of $25,526 under various foreign lines of credit and foreign overdraft facilities.

RESULTS OF OPERATIONS

The following table sets forth condensed consolidated statements of earnings data as a percentage of net sales for each period indicated:

	Three Months Ended				Six Months Ended
	March 31, 2026	% of Net Sales	March 31, 2025	% of Net Sales	March 31, 2026	% of Net Sales	March 31, 2025	% of Net Sales
Net sales	$1,090,568	100%	$883,629	100%	$2,087,022	100%	$1,656,354	100%
Costs and expenses:
Cost of goods sold	774,660	71.0%	643,530	72.8%	1,478,953	70.9%	1,226,621	74.1%
Selling, general, and administrative expenses	102,285	9.4%	83,842	9.5%	197,270	9.5%	153,538	9.3%
Research and development costs	46,119	4.2%	37,230	4.2%	83,875	4.0%	67,437	4.1%
Restructuring charges	6,815	0.6%	—	0.0%	6,815	0.3%	—	0.0%
Interest expense	12,035	1.1%	11,889	1.3%	22,379	1.1%	24,230	1.5%
Interest income	(715)	(0.1)%	(1,021)	(0.1)%	(1,416)	(0.1)%	(2,398)	(0.2)%
Other income, net	(18,058)	(1.7)%	(24,804)	(2.8)%	(37,432)	(1.8)%	(47,891)	(2.9)%
Total costs and expenses	923,141	84.6%	750,666	85.0%	1,750,444	83.9%	1,421,537	85.8%
Earnings before income taxes	167,427	15.4%	132,963	15.0%	336,578	16.1%	234,817	14.2%
Income tax expense	33,414	3.1%	24,014	2.7%	68,846	3.3%	38,777	2.3%
Net earnings	$134,013	12.3%	$108,949	12.3%	$267,732	12.8%	$196,040	11.8%

Other select financial data:

	March 31, 2026	September 30, 2025
Net working capital	$960,167	$977,025
Total debt	1,123,278	702,202
Total stockholders' equity	2,525,460	2,566,390

Net Sales

Consolidated net sales for the second quarter of fiscal year 2026 increased by $206,939, or 23.4%, compared to the same period of fiscal year 2025. Consolidated net sales for the first half of fiscal year 2026 increased by $430,668, or 26.0%, compared to the same period of fiscal year 2025.

Details of the changes in consolidated net sales were as follows:

	Three-Month Period	Six-Month Period
Consolidated net sales for the period ended March 31, 2025	$883,629	$1,656,354
Aerospace volume	97,771	185,021
Industrial volume	33,276	85,865
Effects of changes in price	57,243	126,907
Effects of changes in foreign currency rates	18,649	32,875
Consolidated net sales for the period ended March 31, 2026	$1,090,568	$2,087,022

The increases in Aerospace segment net sales in the second quarter and first half of fiscal year 2026 as compared to the same periods of fiscal year 2025 were primarily attributable to higher sales volumes and price realization.

The increases in Industrial segment net sales in the second quarter and first half of fiscal year 2026 as compared to the same periods of fiscal year 2025 were primarily attributable to higher sales volumes, price realization, and favorable foreign currency impacts.

Costs and Expenses

Cost of goods sold increased by $131,130 to $774,660 for the second quarter of fiscal year 2026, from $643,530 for the second quarter of fiscal year 2025. Cost of goods sold decreased to 71.0% of net sales for the second quarter of fiscal year 2026, compared to 72.8% of net sales for the second quarter of fiscal year 2025.

Cost of goods sold increased by $252,332 to $1,478,953 for the first half of fiscal year 2026, from $1,226,621 for the first half of fiscal year 2025. Cost of goods sold decreased to 70.9% of net sales for the first half of fiscal year 2026, compared to 74.1% of net sales for the first half of fiscal year 2025.

The increases in cost of goods sold on an absolute basis in the second quarter and first half of fiscal year 2026 compared to the same periods of fiscal year 2025 were primarily due to higher sales volumes and net inflationary impacts on material and labor costs.

Gross margin (as measured by net sales less cost of goods sold, divided by net sales) was 29.0% for the second quarter of fiscal year 2026, compared to 27.2% for the second quarter of fiscal year 2025. Gross margin was 29.1% for the first half of fiscal year 2026, compared to 25.9% for the first half of fiscal year 2025. The increases in gross margin for the second quarter and first half of fiscal year 2026 as compared to the same periods of fiscal year 2025 were primarily attributable to higher sales volumes and price realization.

Selling, general, and administrative expenses increased by $18,443, or 22.0%, to $102,285 for the second quarter of fiscal year 2026, compared to $83,842 for the second quarter of fiscal year 2025. Selling, general, and administrative expenses as a percentage of net sales decreased to 9.4% for the second quarter of fiscal year 2026, compared to 9.5% for the second quarter of fiscal year 2025. The increase in selling, general, and administrative expenses on an absolute basis for the second quarter of fiscal year 2026 as compared to the same period of fiscal year 2025 was primarily due to a reserve for a product performance claim in our Industrial segment, increased expenses relating to headcount, and increased variable annual incentive compensation costs.

Selling, general, and administrative expenses increased by $43,732, or 28.5%, to $197,270 for the first half of fiscal year 2026, compared to $153,538 for the first half of fiscal year 2025. Selling, general, and administrative expenses as a percentage of net sales increased to 9.5% for the first half of fiscal year 2026, compared to 9.3% for the first half of fiscal year 2025. The increase in selling, general, and administrative expenses for the first half of fiscal year 2026 as compared to the same period of fiscal year 2025 was primarily due to a reserve for a product performance claim in our Industrial segment, higher project-related costs, higher labor costs, and increased variable annual incentive compensation costs.

Research and development ("R&D") costs were $46,119, or 4.2% of net sales, for the second quarter of fiscal year 2026, as compared to $37,230, or 4.2% of net sales, for the second quarter of fiscal year 2025. R&D costs were $83,875, or 4.0% of net sales, for the first half of fiscal year 2026, as compared to $67,437, or 4.1% of net sales, for the first half of fiscal year 2025. R&D costs increased in the second quarter and first half of fiscal year 2026, primarily due to early-stage efforts to compete for the next single-aisle aircraft platform. We expect R&D costs to increase in fiscal year 2026 as compared to fiscal year 2025, and we anticipate additional increases in future years as next-generation aircraft program timelines become more defined. Our R&D activities extend across almost all of our customer base, and we anticipate ongoing variability in R&D costs due to the timing of customer business needs on current and future programs.

Interest expense increased by $146, or 1.2%, to $12,035 for the second quarter of fiscal year 2026, compared to $11,889 for the second quarter of fiscal year 2025. Interest expense as a percentage of net sales was 1.1% for the second quarter of fiscal year 2026, compared to 1.3% for the second quarter of fiscal year 2025. The increase in interest expense on an absolute basis was primarily attributable to increased daily borrowings on the revolving credit facility during the second quarter of fiscal year 2026.

Interest expense decreased by $1,851, or 7.6%, to $22,379 for the first half of fiscal year 2026, compared to $24,230 for the first half of fiscal year 2025. Interest expense as a percentage of net sales was 1.1% for the first half of fiscal year 2026, compared to 1.5% for the first half of fiscal year 2025. The decrease was primarily attributable to a lower long-term debt balance, as on November 17, 2025, we paid the entire principal balance of $75,000 on the Series I and L Notes.

Other income, net decreased by $6,746 to $18,058 for the second quarter of fiscal year 2026, compared to $24,804 for the second quarter of fiscal year 2025. Other income decreased by $10,459 to $37,432 for the first half of fiscal year 2026, compared to $47,891 for the first half of fiscal year 2025. The decreases in other income for the second quarter and first half of fiscal year 2026 as compared to the same periods of fiscal 2025 were primarily attributable to a one-time gain related to product rationalization activities that was recognized in the prior year second quarter that did not occur in the current year second quarter, partially offset by an increase in earnings of the JV.

Income taxes were provided at an effective rate of 20.0% on earnings before income taxes for the second quarter of fiscal year 2026, compared to 18.1% for the second quarter of fiscal year 2025. Income taxes were provided at an effective rate of 20.5% on earnings before income taxes for the first half of fiscal year 2026, compared to 16.5% for the first half of fiscal year 2025. The increases in the effective tax rates for the second quarter and first half of fiscal year 2026, compared to the same periods of fiscal year 2025 were primarily attributable to remeasurement to tax reserves, the current year elimination of the U.S. intangible income tax benefit due to the one-time reversal of research costs previously capitalized, a reduction in the U.S. Federal Research and Development Credit, and unfavorable state tax law changes. These increases were partially offset by increases in the tax benefit from stock-based compensation.

Segment Results

The following table presents sales by segment:

	Three Months Ended March 31,				Six Months Ended March 31,
	2026		2025		2026		2025
Net sales:
Aerospace	$703,321	64.5%	$561,729	63.6%	$1,338,218	64.1%	$1,055,611	63.7%
Industrial	387,247	35.5%	321,900	36.4%	748,804	35.9%	600,743	36.3%
Consolidated net sales	$1,090,568	100%	$883,629	100%	$2,087,022	100%	$1,656,354	100%

The following table presents earnings by segment and reconciles segment earnings to consolidated net earnings:

	Three Months Ended March 31,		Six Months Ended March 31,
	2026	2025	2026	2025
Aerospace	$158,075	$124,616	$306,470	$219,341
Industrial	65,721	45,967	132,715	86,164
Nonsegment expenses	(45,049)	(26,752)	(81,644)	(48,856)
Interest expense, net	(11,320)	(10,868)	(20,963)	(21,832)
Consolidated earnings before income taxes	167,427	132,963	336,578	234,817
Income tax expense	(33,414)	(24,014)	(68,846)	(38,777)
Consolidated net earnings	$134,013	$108,949	$267,732	$196,040

The following table presents segment earnings as a percent of segment net sales:

	Three Months Ended March 31,		Six Months Ended March 31,
	2026	2025	2026	2025
Aerospace	22.5%	22.2%	22.9%	20.8%
Industrial	17.0%	14.3%	17.7%	14.3%

Aerospace

Aerospace segment net sales increased by $141,592, or 25.2%, to $703,321 for the second quarter of fiscal year 2026, compared to $561,729 for the second quarter of fiscal year 2025. Aerospace segment net sales increased by $282,607, or 26.8%, to $1,338,218 for the first half of fiscal year 2026, compared to $1,055,611 for the first half of fiscal year 2025.

The increases in Aerospace segment net sales in the second quarter and first half of fiscal year 2026 as compared to the same periods of the prior fiscal year 2025 were primarily attributable to increased sales volumes and price realization.

Commercial OEM sales increased in the second quarter as compared to the same period of fiscal year 2025, primarily due to increased airframer production rates. Commercial OEM sales increased in the first half of fiscal year 2026 as compared to the same period of fiscal year 2025, primarily due to increased airframer production rates and a tapering of destocking efforts by airframers. For the remainder of fiscal year 2026, we do not expect destocking efforts to have a large impact, as we believe our output is currently well-aligned with current airframer build rates.

Commercial services sales increased in the second quarter and first half of fiscal year 2026 as compared to the same periods of fiscal year 2025, primarily due to higher repair volume supported by sustained high aircraft utilization of legacy aircraft, as well as increased Leading Edge Aviation Propulsion ("LEAP") and Pratt & Whitney’s Geared Turbo Fan ("GTF") activity. We also experienced strong spare line replacement unit (“LRU”) sales in the second quarter and first half of fiscal year 2026 as compared to the same periods of fiscal year 2025. Spare LRU sales were generally consistent with what we experienced during the fourth quarter of fiscal year 2025 and the first quarter of fiscal year 2026.

Defense OEM sales increased in the second quarter and first half of fiscal year 2026 as compared to the same periods of fiscal year 2025, primarily driven by increased Joint Direct Attack Munition ("JDAM") pricing, which took effect during the fourth quarter of fiscal year 2025. Defense services sales increased in the second quarter and first half of fiscal year 2026 as compared to the same periods of fiscal year 2025, primarily due to price realization. We expect variability in Defense services sales, which is generally attributable to the cycling of various maintenance and upgrade programs, as well as actual usage.

Aerospace segment earnings increased by $33,459, or 26.8%, to $158,075 for the second quarter of fiscal year 2026, compared to $124,616 for the second quarter of fiscal year 2025. Aerospace segment earnings increased by $87,129, or 39.7%, to $306,470 for the first half of fiscal year 2026, compared to $219,341 for the first half of fiscal year 2025.

The increases in Aerospace segment earnings were due to the following:

	Three months Ended December 31, 2025	Three months Ended March 31, 2026	Fiscal Year-to-Date
Earnings for the period ended fiscal year 2025	$94,725	$124,616	$219,341
Sales volume and mix	26,065	40,690	66,755
Price, inflation, and productivity	43,314	23,574	66,888
Manufacturing expenses	(13,241)	(6,359)	(19,600)
Annual variable incentive compensation expenses	(6,700)	(6,765)	(13,465)
Research and development expenses	(3,995)	(5,580)	(9,575)
Other, net	8,227	(12,101)	(3,874)
Earnings for the period ended fiscal year 2026	$148,395	$158,075	$306,470

Following a change in management's data analysis methodology for acquisition results, the Company has refined its Aerospace earnings reconciliation to classify acquisition results under "sales volume and mix", rather than including them in "other, net". Accordingly, the earnings reconciliation for the first quarter of fiscal year 2026 has been reclassified for comparability. The reclassification had no impact on total Aerospace segment net earnings or the Company's financial results.

Aerospace segment earnings as a percentage of segment net sales were 22.5% for the second quarter of fiscal year 2026, compared to 22.2% for the second quarter of fiscal year 2025. Aerospace segment earnings as a percentage of segment net sales were 22.9% for the first half of fiscal year 2026, compared to 20.8% for the first half of fiscal year 2025. The increases in Aerospace segment earnings as a percentage of segment sales for the second quarter and first half of fiscal year 2026 were primarily attributable strength in commercial services, higher commercial OEM volumes, and solid price realization, partially offset by ongoing inflationary pressures and planned strategic investments to support future growth. The strategic investments include enhancements to our manufacturing capabilities to deliver the content on current platforms, incremental R&D tied to early-stage efforts to compete for the next single-aisle aircraft platform, and an enterprise resource planning system upgrade. While these initiatives are impacting margins, they are critical to position the company for sustained long-term growth, and we expect these investments to continue in fiscal year 2026 and fiscal year 2027.

Industrial

Industrial segment net sales increased by $65,347, or 20.3%, to $387,247 for the second quarter of fiscal year 2026, compared to $321,900 for the second quarter of fiscal year 2025. Industrial segment net sales increased by $148,061, or 24.6%, to $748,804 for the first half of fiscal year 2026, compared to $600,743 for the first half of fiscal year 2025.

The increases in Industrial segment net sales in the second quarter and first half of fiscal year 2026 as compared to the same periods of fiscal year 2025 were primarily attributable to higher sales volumes, price realization, and favorable foreign currency impacts.

Industrial segment earnings increased by $19,754, or 43.0%, to $65,721 for the second quarter of fiscal year 2026, compared to $45,967 for the second quarter of fiscal year 2025. Industrial segment earnings increased by $46,551, or 54.0%, to $132,715 for the first half of fiscal year 2026, compared to $86,164 for the first half of fiscal year 2025.

The increase in Industrial segment earnings was due to the following:

	Three-Month Period	Six-Month Period
Earnings for the period ended March 31, 2025	$45,967	$86,164
Sales volume and mix	21,666	48,709
Price, inflation, and productivity	9,285	23,305
Annual variable incentive compensation expenses	(3,540)	(7,320)
Other, net	(7,657)	(18,143)
Earnings for the period ended March 31, 2026	$65,721	$132,715

Industrial segment earnings as a percentage of segment net sales were 17.0% for the second quarter of fiscal year 2026, compared to 14.3% for the second quarter of fiscal year 2025. Industrial segment earnings as a percentage of segment net sales were 17.7% for the first half of fiscal year 2026, compared to 14.3% for the first half of fiscal year 2025.

Nonsegment

Nonsegment expenses increased by $18,297 to $45,049 for the second quarter of fiscal year 2026, compared to $26,752 for the second quarter of fiscal year 2025. Nonsegment expenses increased by $32,788 to $81,644 for the first half of fiscal year 2026, compared to $48,856 for the first half of fiscal year 2025.

The significant items that impacted nonsegment expenses were as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2026	2025	2026	2025
Nonsegment expenses	$(45,049)	$(26,752)	$(81,644)	$(48,856)
Restructuring charges	6,815	—	6,815	—
Product rationalization	—	(11,163)	—	(20,524)
Business development activities	—	3,793	—	7,310
Nonsegment expenses excluding infrequent significant items	$(38,234)	$(34,122)	$(74,829)	$(62,070)

Excluding these items, nonsegment expenses increased $4,112 in the second quarter of fiscal year 2026 as compared to the same period of fiscal year 2025 and increased $12,759 in the first half of fiscal year 2026 as compared to the same period of fiscal year 2025. The increases in nonsegment expenses for the second quarter and first half of fiscal year 2026 were primarily attributable to higher project-related costs and increased labor costs.

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

At March 31, 2026, we had total outstanding debt of $1,123,278, consisting of outstanding balances on our revolving credit facility, various series of unsecured notes due between 2026 and 2033, and obligations under our finance leases.

At March 31, 2026, we had $623,000 outstanding on our revolving credit facility, all of which is classified as short-term borrowings based on our intent and ability to repay this amount in the next 12 months. Revolving credit facility and short-term borrowing activity during the six months ended March 31, 2026 were as follows:

Maximum daily balance during the period	$685,153
Average daily balance during the period	$353,468
Weighted average interest rate on average daily balance	4.8%

At March 31, 2026, we had additional borrowing availability of $369,125 under our revolving credit facility, net of outstanding letters of credit, and additional borrowing availability of $25,526 under various foreign credit facilities.

We were compliant with all our debt covenants as of March 31, 2026. See Note 15, Credit facilities, short-term borrowings, and long-term debt in the Notes to the Consolidated Financial Statements included in Part II, Item 8 of our Annual Report on Form 10-K for fiscal year 2025, for more information about our covenants.

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

Cash Flows

	Six Months Ended March 31,
	2026	2025
Net cash provided by operating activities	$205,264	$112,341
Net cash used in investing activities	(99,463)	(4,138)
Net cash provided by (used in) financing activities	74,431	(17,602)
Effect of exchange rate changes on cash and cash equivalents	(6,494)	(8,730)
Net change in cash and cash equivalents	173,738	81,871
Cash and cash equivalents, including restricted cash, at beginning of year	327,431	282,270
Cash and cash equivalents, including restricted cash, at end of period	$501,169	$364,141

Net cash provided by operating activities for the first half of fiscal year 2026 was $205,264, compared to $112,341 for the same period of fiscal year 2025. The increase in net cash provided by operating activities in the first half of fiscal year 2026 as compared to the same period of fiscal year 2025 was primarily attributable to increased earnings.

Net cash used in investing activities for the first half of fiscal year 2026 was $99,463, compared to $4,138 for the same period of fiscal year 2025. The increase in net cash used in investing activities in the first half of fiscal year 2026 as compared to the same period of fiscal year 2025 was primarily due to higher capital expenditures in the current fiscal year and proceeds received from certain business divestitures as part of product rationalization efforts in the prior fiscal year.

Net cash provided by financing activities for the first half of fiscal year 2026 was $74,431, compared to net cash used in financing activities of $17,602 for the same period of fiscal year 2025. The increase in net cash provided by financing activities for the first half of fiscal year 2026 as compared to the same period of fiscal year 2025 was primarily attributable to an increase in net debt borrowings, partially offset by increased repurchases of common stock. During the first half of fiscal year 2026, we had net debt borrowings in the amount of $425,193, compared to net debt borrowings of $43,627 in the first half of fiscal year 2025. During the first half of fiscal year 2026, we repurchased $354,890 of our common stock, whereas in the first half of fiscal year 2025, we repurchased $79,493.

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

Earnings based non‐U.S. GAAP financial measures

Adjusted net earnings is defined by the Company as net earnings excluding, as applicable, (i) product rationalization, (ii) costs related to business development activities, and (iii) restructuring charges. The product rationalization adjustment pertains to the elimination and divestiture of certain product lines. The Company believes that these excluded items are short‐term in nature, not directly related to the ongoing operations of the business, and therefore, their exclusion illustrates more clearly how the underlying business of Woodward is performing. Management uses adjusted net earnings to evaluate the Company’s performance excluding these infrequent or unusual period expenses that are not necessarily indicative of the Company’s operating performance for the period. Management defines adjusted earnings per share as adjusted net earnings, as defined above, divided by the weighted‐average number of diluted shares of common stock outstanding for the period. Adjusted income tax expense is defined by the Company as income tax expense excluding, as applicable, (i) product rationalization, (ii) costs related to business development activities, and (iii) restructuring charges. The product rationalization adjustment pertains to the elimination and divestiture of certain product lines.

Management uses adjusted net earnings, adjusted earnings per share, adjusted effective tax rate, and adjusted income tax expense when comparing operating performance to other periods.

The reconciliation of net earnings and earnings per share to adjusted net earnings and adjusted earnings per share, respectively, is shown in the tables below:

	Three Months Ended March 31,
	2026		2025
	Net Earnings	Earnings Per Share	Net Earnings	Earnings Per Share
Net earnings (U.S. GAAP)	$134,013	$2.19	$108,949	$1.78
Non-U.S. GAAP adjustments:
Restructuring charges	6,815	0.11	—	—
Product rationalization[1]	—	—	(11,163)	(0.18)
Business development activities[2]	—	—	3,793	0.06
Tax effect of Non-U.S. GAAP net earnings adjustments	(1,702)	(0.03)	1,811	0.03
Non-U.S. GAAP adjustments	5,113	0.08	(5,559)	(0.09)
Adjusted net earnings (Non-U.S. GAAP)	$139,126	$2.27	$103,390	$1.69
(1)
Presented in the line item "Other income, net" in Woodward's Condensed Consolidated Statement of Earnings.
(2)
Presented in the line item "Selling, general and administrative expenses" in Woodward's Condensed Consolidated Statement of Earnings.

	Six Months Ended March 31,
	2026		2025
	Net Earnings	Earnings Per Share	Net Earnings	Earnings Per Share
Earnings per share (U.S. GAAP)	$267,732	$4.36	$196,040	$3.20
Non-U.S. GAAP adjustments, net of tax:
Restructuring charges	6,815	0.11	—	—
Product rationalization[1]	—	—	(20,524)	(0.33)
Business development activities[2]	—	—	7,310	0.12
Tax effect of Non-U.S. GAAP net earnings adjustments	(1,702)	(0.03)	3,130	0.05
Total non-U.S. GAAP adjustments	5,113	0.08	(10,084)	(0.16)
Adjusted earnings per share (Non-U.S. GAAP)	$272,845	$4.44	$185,956	$3.04
(1)
Presented in the line item "Other income, net" in Woodward's Condensed Consolidated Statement of Earnings.
(2)
Presented in the line item "Selling, general and administrative expenses" in Woodward's Condensed Consolidated Statement of Earnings.

The reconciliation of income tax expense to adjusted income tax expense and the adjusted effective tax rate, is shown in the tables below:

	Three Months Ended March 31,		Six Months Ended March 31,
	2026	2025	2026	2025
Income tax expense (U.S. GAAP)	$33,414	$24,014	$68,846	$38,777
Tax effect of Non-U.S. GAAP net income adjustments	1,702	(1,811)	1,702	(3,130)
Adjusted income tax expense (Non-U.S. GAAP)	$35,116	$22,203	$70,548	$35,647
Adjusted effective tax rate (Non-U.S. GAAP)	20.2%	17.7%	20.5%	16.1%

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

Adjusted EBIT and adjusted EBITDA represent further non-U.S. GAAP adjustments to EBIT and EBITDA, in each case adjusted to exclude, as applicable, (i) product rationalization, (ii) costs related to business development activities, and (iii) restructuring charges. The product rationalization adjustment pertains to the elimination and divestiture of certain product lines. As these charges are infrequent or unusual items that can be variable from period to period and do not fluctuate with operating results, management believes removing these gains and costs from EBIT and EBITDA improves comparability of past, present, and future operating results and provides consistency when comparing EBIT and EBITDA between periods.

EBIT and adjusted EBIT reconciled to net earnings were as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2026	2025	2026	2025
Net earnings (U.S. GAAP)	$134,013	$108,949	$267,732	$196,040
Income tax expense	33,414	24,014	68,846	38,777
Interest expense	12,035	11,889	22,379	24,230
Interest income	(715)	(1,021)	(1,416)	(2,398)
EBIT (Non-U.S. GAAP)	178,747	143,831	357,541	256,649
Non-U.S. GAAP adjustments:
Restructuring charges	6,815	—	6,815	—
Product rationalization[1]	—	(11,163)	—	(20,524)
Business development activities[2]	—	3,793	—	7,310
Total non-U.S. GAAP adjustments	6,815	(7,370)	6,815	(13,214)
Adjusted EBIT (Non-U.S. GAAP)	$185,562	$136,461	$364,356	$243,435
(1)
Presented in the line item "Other income, net" in Woodward's Condensed Consolidated Statement of Earnings.
(2)
Presented in the line item "Selling, general and administrative expenses" in Woodward's Condensed Consolidated Statement of Earnings.

EBITDA and adjusted EBITDA reconciled to net earnings were as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2026	2025	2026	2025
Net earnings (U.S. GAAP)	$134,013	$108,949	$267,732	$196,040
Income tax expense	33,414	24,014	68,846	38,777
Interest expense	12,035	11,889	22,379	24,230
Interest income	(715)	(1,021)	(1,416)	(2,398)
Amortization of intangible assets	7,424	6,772	14,766	13,686
Depreciation expense	22,482	20,794	44,178	41,756
EBITDA (Non-U.S. GAAP)	208,653	171,397	416,485	312,091
Non-U.S. GAAP adjustments:
Restructuring charges	6,815	—	6,815	—
Product rationalization[1]	—	(11,163)	—	(20,524)
Business development activities[2]	—	3,793	—	7,310
Total non-U.S. GAAP adjustments	6,815	(7,370)	6,815	(13,214)
Adjusted EBITDA (Non-U.S. GAAP)	$215,468	$164,027	$423,300	$298,877

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

Free cash flow reconciled to net cash provided by operating activities was as follows:

	Six Months Ended March 31,
	2026	2025
Net cash provided by operating activities (U.S. GAAP)	$205,264	$112,341
Payments for property, plant and equipment	(96,720)	(51,990)
Free cash flow (Non-U.S. GAAP)	$108,544	$60,351

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

Charles Blankenship, Jr. and William Lacey evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on their evaluations, they concluded that our disclosure controls and procedures were effective as of March 31, 2026.

There have not been any changes in our internal control over financial reporting during the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities (In thousands, except for shares and per share amounts)	Total Number of Shares Purchased	Weighted Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that may yet be Purchased under the Plans or Programs at Period End (1)
January 1, 2026 through January 31, 2026 (2)	282,110	$319.92	282,110	$1,619,504
February 1, 2026 through February 28, 2026 (2)	235,551	383.18	235,528	1,529,254
March 1, 2026 through March 31, 2026 (2)	114,102	394.45	114,079	1,484,255

(1)
In January 2024, the Board authorized a program for the repurchase of up to $600,000 of Woodward’s outstanding shares of common stock on the open market or in privately negotiated transactions over a three-year period. The Company completed its $600,000 authorization in November 2025. In November 2025, the Board authorized a new program for the repurchase of up to $1,800,000 of Woodward’s outstanding shares of common stock on the open market or in privately negotiated transactions over a three-year period ending in November 2028.
(2)
Under a trust established for the purposes of administering the Woodward Executive Benefit Plan, 23 shares of common stock were acquired in March 2026 on the open market related to the deferral of compensation by certain eligible members of Woodward’s management who irrevocably elected to invest some or all of their deferred compensation in Woodward common stock. In addition, 23 shares of common stock were acquired in February 2026 on the open market related to the reinvestment of dividends for shares of treasury stock held for deferred compensation. Shares owned by the trust, which is a separate legal entity, are included in "Treasury stock held for deferred compensation" in the Condensed Consolidated Balance Sheets.

Item 5. Other Information

On February 12, 2026, Karrie Bem, Executive Vice President, General Counsel, Corporate Secretary, and Chief Compliance Officer, entered into a trading plan pursuant to Rule 10b5-1 of the Exchange Act intended to satisfy the affirmative defense of Rule 10b5-1(c) of the Exchange Act. The new trading plan provides for the sale of up to 929 shares of common stock of the Company upon the exercise of non-qualified stock options and terminates on December 7, 2026, for a duration of 298 days.

During the three months ended March 31, 2026, no other directors or officers, as defined in Rule 16a-1(f), adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” each as defined in Item 408 of Regulation S-K.

Item 6. Exhibits

Exhibits filed as part of this Report are listed in the Exhibit Index.

WOODWARD, INC.

EXHIBIT INDEX

	Exhibit Number	Description
*	3.1	Certificate of Amendment of Certificate of Incorporation, dated April 21, 2026
*	31.1	Rule 13a-14(a)/15d-14(a) certification of Charles Blankenship, Jr.
*	31.2	Rule 13a-14(a)/15d-14(a) certification of William Lacey
*	32.1	Section 1350 certifications
*	101

The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Earnings, (iii) Condensed Consolidated Statements of Comprehensive Earnings, (iv) Condensed Consolidated Statements of Cash Flows, (v) Condensed Consolidated Statements of Stockholders’ Equity, and (vi) Notes to Condensed Consolidated Financial Statements.

*	104	Cover page Interactive Data File (embedded within the Inline XBRL document and are contained in Exhibit 101)

* Filed as an exhibit to this Report

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WOODWARD, INC.
Date: April 30, 2026	/s/ Charles Blankenship, Jr.
Charles Blankenship, Jr.
Chairman of the Board and Chief Executive Officer (on behalf of the registrant and as the registrant’s Principal Executive Officer)

Date: April 30, 2026	/s/ William Lacey
William Lacey
Chief Financial Officer (on behalf of the registrant and as the registrant’s Principal Financial and Accounting Officer)