Form 10-Q
period 2026-06-30
Woodward, Inc.
filed 2026-07-30
CIK 108312

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

or

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

Yes ☐ No ☒

As of July 29, 2026, 59,045,820 shares of the registrant’s common stock with a par value of $0.001455 per share were outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

WOODWARD, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Net sales	$1,109,705	$915,446	$3,196,727	$2,571,800
Costs and expenses:
Cost of goods sold	759,799	666,287	2,238,752	1,892,908
Selling, general and administrative expenses	106,465	88,703	303,735	242,241
Research and development costs	49,316	41,088	133,191	108,525
Restructuring charges	9,264	—	16,079	—
Interest expense	14,827	11,234	37,206	35,464
Interest income	(611)	(838)	(2,027)	(3,236)
Other income, net	(22,867)	(17,864)	(60,299)	(65,755)
Total costs and expenses	916,193	788,610	2,666,637	2,210,147
Earnings before income taxes	193,512	126,836	530,090	361,653
Income tax expense	46,837	18,388	115,683	57,165
Net earnings	$146,675	$108,448	$414,407	$304,488

Earnings per share:
Basic earnings per share	$2.47	$1.82	$6.95	$5.12
Diluted earnings per share	$2.40	$1.76	$6.76	$4.96

Weighted Average Common Shares Outstanding:
Basic	59,445	59,680	59,632	59,442
Diluted	61,018	61,488	61,317	61,374

See accompanying Notes to Condensed Consolidated Financial Statements

WOODWARD, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS

(In thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Net earnings	$146,675	$108,448	$414,407	$304,488

Other comprehensive earnings:
Foreign currency translation adjustments	(2,076)	38,857	(15,998)	21,535
Net (loss) gain on foreign currency transactions designated as hedges of net investments	135	(3,555)	1,204	(2,204)
Taxes on changes in foreign currency translation adjustments	(6)	(1,645)	1,761	(1,197)
Foreign currency translation and hedge transactions adjustments, net of tax	(1,947)	33,657	(13,033)	18,134

Derivative related other comprehensive earnings:
Unrealized (loss) gain on fair value adjustment of derivative instruments	(656)	(35,582)	8,521	(26,616)
Reclassification of net realized (gain) loss on derivatives to earnings	(870)	33,144	(8,127)	22,021
Taxes on changes in derivative transactions	489	—	489	—
Derivative adjustments, net of tax	(1,037)	(2,438)	883	(4,595)

Pension and other postretirement medical liability other comprehensive earnings:
Amortization of:
Net prior service cost	134	197	404	589
Net actuarial (gain)	(197)	(173)	(593)	(507)
Foreign currency exchange rate changes on pension and other postretirement medical liabilities	(173)	411	(278)	287
Taxes on changes in pension and other postretirement medical liability adjustments	42	(36)	108	(70)
Pension and other postretirement benefit plan adjustments, net of tax	(194)	399	(359)	299
Total comprehensive earnings	$143,497	$140,066	$401,898	$318,326

See accompanying Notes to Condensed Consolidated Financial Statements

WOODWARD, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

(Unaudited)

	June 30,	September 30,
	2026	2025
ASSETS
Current assets:
Cash and cash equivalents	$474,851	$327,431
Accounts receivable, less allowance for uncollectible amounts of $15,012 and $9,725, respectively	1,012,481	831,116
Inventories	724,803	654,608
Income taxes receivable	43,880	1,553
Assets held for sale	19,953	—
Other current assets	62,590	69,706
Total current assets	2,338,558	1,884,414
Property, plant and equipment, net	1,087,764	986,623
Goodwill	893,956	832,288
Intangible assets, net	447,263	428,080
Deferred income tax assets	39,504	118,711
Other assets	389,356	380,027
Total assets	$5,196,401	$4,630,143
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Short-term debt	$592,426	$122,300
Current portion of long-term debt	131,779	122,934
Accounts payable	328,957	289,417
Income taxes payable	65,196	59,655
Accrued liabilities	299,255	313,083
Liabilities held for sale	3,589	—
Total current liabilities	1,421,202	907,389
Long-term debt, less current portion	617,730	456,968
Deferred income tax liabilities	109,023	107,669
Other liabilities	574,652	591,727
Total liabilities	2,722,607	2,063,753
Commitments and contingencies (Note 22)
Stockholders' equity:
Preferred stock, par value $0.003 per share, 10,000 shares authorized, no shares issued	—	—
Common stock, par value $0.001455 per share, 150,000 shares authorized, 72,960 shares issued	106	106
Additional paid-in capital	559,850	482,259
Accumulated other comprehensive losses	(22,924)	(10,415)
Deferred compensation	1,878	1,741
Retained earnings	3,959,900	3,600,395
	4,498,810	4,074,086
Treasury stock at cost, 13,731 shares and 13,060 shares, respectively	(2,023,138)	(1,505,955)
Treasury stock held for deferred compensation, at cost, 26 shares and 28 shares, respectively	(1,878)	(1,741)
Total stockholders' equity	2,473,794	2,566,390
Total liabilities and stockholders' equity	$5,196,401	$4,630,143

See accompanying Notes to Condensed Consolidated Financial Statements

WOODWARD, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended June 30,
	2026	2025
Cash flows from operating activities:
Net earnings	$414,407	$304,488
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	91,013	84,096
Net loss (gain) on sale/disposal of assets and businesses	7,321	(19,470)
Stock-based compensation	28,653	25,490
Deferred income taxes	75,582	(1,504)
Changes in operating assets and liabilities, net of assets acquired and liabilities assumed:
Trade accounts receivable	(133,748)	(15,296)
Unbilled receivables (contract assets)	(70,120)	(39,361)
Costs to fulfill a contract	4,136	(11,384)
Inventories	(69,515)	(63,130)
Accounts payable and accrued liabilities	49,495	12,379
Contract liabilities	(11,193)	(1,416)
Income taxes	(35,468)	(25,994)
Retirement benefit obligations	(2,764)	(2,654)
Other	4,138	(8,268)
Net cash provided by operating activities	351,937	237,976

Cash flows from investing activities:
Payments for purchase of property, plant, and equipment	(156,337)	(78,537)
Proceeds from sales of assets	—	41
Proceeds from sales of investments	81	—
Proceeds from business divestitures	1,239	48,043
Payments for acquisitions, net of cash acquired	(131,778)	2,935
Net cash (used in) investing activities	(286,795)	(27,518)

Cash flows from financing activities:
Cash dividends paid	(54,902)	(48,195)
Proceeds from sales of treasury stock	55,070	96,064
Payments for repurchases of common stock	(553,438)	(124,276)
Borrowings on long-term debt	250,000	—
Borrowings on revolving lines of credit and short-term borrowings	3,002,740	1,957,900
Payments on revolving lines of credit and short-term borrowings	(2,532,353)	(1,821,900)
Payments of debt financing costs	(2,583)	—
Payments of long-term debt and finance lease obligations	(75,765)	(85,719)
Net cash provided by (used in) financing activities	88,769	(26,126)
Effect of exchange rate changes on cash and cash equivalents	(6,491)	6,557
Net change in cash and cash equivalents	147,420	190,889
Cash and cash equivalents at beginning of year	327,431	282,270
Cash and cash equivalents at end of period	$474,851	$473,159

See accompanying Notes to Condensed Consolidated Financial Statements

WOODWARD, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

(Unaudited)

	Stockholders' equity
			Accumulated other comprehensive (loss) earnings
	Common stock	Additional paid-in capital	Foreign currency translation adjustments	Unrealized derivative gains (losses)	Minimum retirement benefit liability adjustments	Total accumulated other comprehensive (loss) earnings	Deferred compensation	Retained earnings	Treasury stock at cost	Treasury stock held for deferred compensation	Total stockholders' equity
Balances as of April 1, 2025	$106	$449,152	$(54,652)	$(7,334)	$11,508	$(50,478)	$1,763	$3,387,846	$(1,449,119)	$(1,763)	$2,337,507
Net earnings	—	—	—	—	—	—	—	108,448	—	—	108,448
Other comprehensive earnings (loss), net of tax	—	—	33,657	(2,438)	399	31,618	—	—	—	—	31,618
Cash dividends paid ($0.28 per share)	—	—	—	—	—	—	—	(16,742)	—	—	(16,742)
Purchase of treasury stock	—	—	—	—	—	—	—	—	(44,783)	—	(44,783)
Sales of treasury stock	—	18,040	—	—	—	—	—	—	28,364	—	46,404
Stock-based compensation	—	6,114	—	—	—	—	—	—	—	—	6,114
Purchases of stock by deferred compensation	—	—	—	—	—	—	34	—	—	(34)	—
Distribution of stock from deferred compensation	—	—	—	—	—	—	(42)	—	—	42	—
Balances as of June 30, 2025	$106	$473,306	$(20,995)	$(9,772)	$11,907	$(18,860)	$1,755	$3,479,552	$(1,465,538)	$(1,755)	$2,468,566

Balances as of April 1, 2026	106	544,888	(30,036)	(3,927)	14,217	(19,746)	1,918	3,832,274	(1,832,062)	(1,918)	2,525,460
Net earnings	—	—	—	—	—	—	—	146,675	—	—	146,675
Other comprehensive earnings (loss), net of tax	—	—	(1,947)	(1,037)	(194)	(3,178)	—	—	—	—	(3,178)
Cash dividends paid ($0.32 per share)	—	—	—	—	—	—	—	(19,049)	—	—	(19,049)
Purchases of treasury stock	—	—	—	—	—	—	—	—	(198,141)	—	(198,141)
Sales of treasury stock	—	7,432	—	—	—	—	—	—	7,065	—	14,497
Stock-based compensation	—	7,530	—	—	—	—	—	—	—	—	7,530
Purchases of stock by deferred compensation	—	—	—	—	—	—	9	—	—	(9)	—
Distribution of stock from deferred compensation	—	—	—	—	—	—	(49)	—	—	49	—
Balances as of June 30, 2026	$106	$559,850	$(31,983)	$(4,964)	$14,023	$(22,924)	$1,878	$3,959,900	$(2,023,138)	$(1,878)	$2,473,794

WOODWARD, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

(Unaudited)

	Stockholders' equity
			Accumulated other comprehensive (loss) earnings
	Common stock	Additional paid-in capital	Foreign currency translation adjustments	Unrealized derivative gains (losses)	Minimum retirement benefit liability adjustments	Total accumulated other comprehensive (loss) earnings	Deferred compensation	Retained earnings	Treasury stock at cost	Treasury stock held for deferred compensation	Total stockholders' equity
Balances as of September 30, 2024	$106	$396,554	$(39,129)	$(5,177)	$11,608	$(32,698)	$2,662	$3,223,259	$(1,410,805)	$(2,662)	$2,176,416
Net earnings	—	—	—	—	—	—	—	304,488	—	—	304,488
Other comprehensive earnings (loss), net of tax	—	—	18,134	(4,595)	299	13,838	—	—	—	—	13,838
Cash dividends paid ($0.81 per share)	—	—	—	—	—	—	—	(48,195)	—	—	(48,195)
Purchase of treasury stock	—	—	—	—	—	—	—	—	(124,276)	—	(124,276)
Sales of treasury stock	—	32,884	—	—	—	—	—	—	63,009	—	95,893
Common shares issued for benefit plans	—	18,378	—	—	—	—	—	—	6,534	—	24,912
Stock-based compensation	—	25,490	—	—	—	—	—	—	—	—	25,490
Purchases of stock by deferred compensation	—	—	—	—	—	—	116	—	—	(116)	—
Distribution of stock from deferred compensation	—	—	—	—	—	—	(1,023)	—	—	1,023	—
Balances as of June 30, 2025	$106	$473,306	$(20,995)	$(9,772)	$11,907	$(18,860)	$1,755	$3,479,552	$(1,465,538)	$(1,755)	$2,468,566

Balances as of September 30, 2025	106	482,259	(18,950)	(5,847)	14,382	(10,415)	1,741	3,600,395	(1,505,955)	(1,741)	2,566,390
Net earnings	—	—	—	—	—	—	—	414,407	—	—	414,407
Other comprehensive earnings (loss), net of tax	—	—	(13,033)	883	(359)	(12,509)	—	—	—	—	(12,509)
Cash dividends paid ($0.92 per share)	—	—	—	—	—	—	—	(54,902)	—	—	(54,902)
Purchases of treasury stock	—	—	—	—	—	—	—	—	(553,031)	—	(553,031)
Sales of treasury stock	—	22,650	—	—	—	—	—	—	32,323	—	54,973
Common shares issued for benefit plans	—	26,288	—	—	—	—	—	—	3,525	—	29,813
Stock-based compensation	—	28,653	—	—	—	—	—	—	—	—	28,653
Purchases of stock by deferred compensation	—	—	—	—	—	—	290	—	—	(290)	—
Distribution of stock from deferred compensation	—	—	—	—	—	—	(153)	—	—	153	—
Balances as of June 30, 2026	$106	$559,850	$(31,983)	$(4,964)	$14,023	$(22,924)	$1,878	$3,959,900	$(2,023,138)	$(1,878)	$2,473,794

See accompanying Notes to Condensed Consolidated Financial Statements

WOODWARD, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

(Unaudited)

Note 1. Basis of presentation

The Condensed Consolidated Financial Statements of Woodward, Inc. (“Woodward” or the “Company”) as of June 30, 2026 and for the three and nine months ended June 30, 2026 and 2025, included herein, have not been audited by an independent registered public accounting firm. These unaudited Condensed Consolidated Financial Statements reflect all normal recurring adjustments that, in the opinion of management, are necessary to present fairly Woodward’s financial position as of June 30, 2026, and the statements of earnings, comprehensive earnings, cash flows, and changes in stockholders’ equity for the periods presented herein. The results of operations for the three and nine months ended June 30, 2026 and 2025 are not necessarily indicative of the operating results to be expected for other interim periods or for the full fiscal year. Dollar and share amounts contained in these unaudited Condensed Consolidated Financial Statements are in thousands, except per share amounts, unless otherwise noted.

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

Note 3. Revenue

The amount of revenue recognized as point in time or over time was as follows:

	Three Months Ended June 30, 2026			Three Months Ended June 30, 2025
	Aerospace	Industrial	Consolidated	Aerospace	Industrial	Consolidated
Point in time	$313,537	$240,202	$553,739	$235,566	$182,698	$418,264
Over time	395,136	160,830	555,966	360,424	136,758	497,182
Total net sales	$708,673	$401,032	$1,109,705	$595,990	$319,456	$915,446

	Nine Months Ended June 30, 2026			Nine Months Ended June 30, 2025
	Aerospace	Industrial	Consolidated	Aerospace	Industrial	Consolidated
Point in time	$845,737	$675,244	$1,520,981	$650,576	$516,567	$1,167,143
Over time	1,201,154	474,592	1,675,746	1,001,025	403,632	1,404,657
Total net sales	$2,046,891	$1,149,836	$3,196,727	$1,651,601	$920,199	$2,571,800

Accounts Receivable

Accounts receivable consisted of the following:

	June 30, 2026	September 30, 2025
Billed receivables
Trade accounts receivable	$617,905	$477,217
Other (Chinese financial institutions)	—	104
Total billed receivables	617,905	477,321
Current unbilled receivables (contract assets)	409,588	363,520
Total accounts receivable	1,027,493	840,841
Less: Allowance for uncollectible amounts	(15,012)	(9,725)
Total accounts receivable, net	$1,012,481	$831,116

As of June 30, 2026, “Other assets” on the Condensed Consolidated Balance Sheets included $15,820 of unbilled receivables not expected to be invoiced and collected within a period of 12 months, compared to $10,963 as of September 30, 2025.

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

The allowance for uncollectible amounts and change in expected credit losses for trade accounts receivable and unbilled receivables (contract assets) consisted of the following:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2026	2025	2026	2025
Balance, beginning	$13,107	$8,558	$9,725	$7,738
Changes in estimates	1,733	519	5,183	1,325
Write-offs	(5)	—	(83)	(120)
Other[1]	177	(101)	187	33
Balance, ending	$15,012	$8,976	$15,012	$8,976
(1)
Includes effects of foreign exchange rate changes during the period.

Contract liabilities

Contract liabilities consisted of the following:

	June 30, 2026		September 30, 2025
	Current	Noncurrent	Current	Noncurrent
Deferred revenue from material rights from JV formation	$7,884	$227,996	$7,298	$229,878
Deferred revenue from advanced invoicing and/or prepayments from customers	31,205	428	14,944	2,115
Liability related to customer supplied inventory	5,613	—	19,640	—
Deferred revenue from material rights related to engineering and development funding	7,098	185,744	7,353	199,465
Net contract liabilities	$51,800	$414,168	$49,235	$431,458

Woodward recognized revenue of $29,244 in the three months and $52,725 in the nine months ended June 30, 2026 from contract liabilities balances recorded as of October 1, 2025, compared to $5,157 in the three months and $26,275 in the nine months ended June 30, 2025 from contract liabilities balances recorded as of October 1, 2024.

Remaining performance obligations

Remaining performance obligations related to the aggregate amount of the total contract transaction price of firm orders for which the performance obligation has not yet been recognized in revenue as of June 30, 2026 were $4,117,859, compared to $3,195,156 as of September 30, 2025, the majority of which related to Woodward’s Aerospace segment in both periods. Woodward expects to recognize almost all remaining performance obligations within two years after June 30, 2026.

Remaining performance obligations related to material rights that have not yet been recognized in revenue as of June 30, 2026 were $486,461, of which $3,583 is expected to be recognized in the remainder of fiscal year 2026, $16,757 is expected to be recognized in fiscal year 2027, and the remaining balance is expected to be recognized thereafter. Woodward expects to recognize revenue from performance obligations related to material rights over the life of the underlying programs, which may be as long as forty years.

Disaggregation of Revenue

Woodward designs, produces, and services reliable, efficient, low-emission, and high-performance energy control products for diverse applications in markets throughout the world. Woodward reports financial results for each of its reportable segments, Aerospace and Industrial, and further disaggregates its revenue from contracts with customers by primary market as Woodward believes this best depicts how the nature, amount, timing, and uncertainty of its revenue and cash flows are affected by economic factors. Woodward focuses primarily on serving original equipment manufacturers (“OEMs”) and equipment packagers, partnering with them to bring superior component and system solutions to their demanding applications. Woodward also provides repair, maintenance, replacement, and other services support for its installed products. Woodward has traditionally referred to this part of our business as “aftermarket”; however, to better reflect the nature and scope of these offerings, Woodward will now refer to it as “services.”

Revenue by primary market for the Aerospace reportable segment was as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2026	2025	2026	2025
Commercial OEM	$234,398	$175,226	$640,352	$496,763
Commercial services	267,849	215,451	788,129	581,162
Defense OEM	140,725	150,358	429,890	401,068
Defense services	65,701	54,955	188,520	172,608
Total Aerospace segment net sales	$708,673	$595,990	$2,046,891	$1,651,601

Revenue by primary market for the Industrial reportable segment was as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2026	2025	2026	2025
Power generation	$144,675	$122,070	$403,385	$363,560
Transportation	180,155	128,942	523,377	368,303
Oil and gas	76,202	68,444	223,074	188,336
Total Industrial segment net sales	$401,032	$319,456	$1,149,836	$920,199

Based on changes in market dynamics, the Company has refined its Industrial end market presentation to better align certain sales within power generation, transportation, and oil and gas. Accordingly, sales for the three and nine months ended June 30, 2025 have been reclassified for comparability. The reclassification had no impact on total Industrial segment net sales or the Company's financial results.

The customers who each account for approximately 10% or more of net sales of each of Woodward’s reportable segments were as follows:

	Three Months Ended June 30, 2026	Three Months Ended June 30, 2025
Aerospace	RTX Corporation, GE Aerospace, The Boeing Company	RTX Corporation, GE Aerospace, The Boeing Company
Industrial	Rolls-Royce PLC, Caterpillar, Inc.	Rolls-Royce PLC, Caterpillar, Inc., Wärtsilä

	Nine Months Ended June 30, 2026	Nine Months Ended June 30, 2025
Aerospace	GE Aerospace, The Boeing Company, RTX Corporation	RTX Corporation, GE Aerospace, The Boeing Company
Industrial	Rolls-Royce PLC, Caterpillar, Inc.	Rolls-Royce PLC, Caterpillar, Inc.

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

The following is a reconciliation of net earnings to basic earnings per share and diluted earnings per share:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2026	2025	2026	2025
Numerator:
Net earnings	$146,675	$108,448	$414,407	$304,488
Denominator:
Basic shares outstanding	59,445	59,680	59,632	59,442
Dilutive effect of stock options; restricted and performance stock units	1,573	1,808	1,685	1,932
Diluted shares outstanding	61,018	61,488	61,317	61,374
Income per common share:
Basic earnings per share	$2.47	$1.82	$6.95	$5.12
Diluted earnings per share	$2.40	$1.76	$6.76	$4.96

The following stock option grants and restricted stock awards were outstanding but were excluded from the computation of diluted earnings per share because their inclusion would have been anti-dilutive:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2026	2025	2026	2025
Restricted stock and option awards	17	38	9	20
Weighted-average price	$391.53	$193.09	$391.53	$185.74

The weighted-average shares of common stock outstanding for basic and diluted earnings per share included the weighted-average treasury stock shares held for deferred compensation obligations of the following:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2026	2025	2026	2025
Weighted-average treasury stock shares held for deferred compensation obligations	28	30	28	34

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

Lease-related assets and liabilities were as follows:

	Classification on the Condensed Consolidated Balance Sheets	June 30, 2026	September 30, 2025
Assets:
Operating lease	Other assets	$22,794	$25,274
Finance lease	Property, plant, and equipment, net	2,114	2,896
Total lease assets		24,908	28,170

Current liabilities:
Operating lease	Accrued liabilities	5,428	5,465
Finance lease	Current portion of long-term debt	1,075	1,032
Noncurrent liabilities:
Operating lease	Other liabilities	18,115	20,199
Finance lease	Long-term debt, less current portion	1,122	1,902
Total lease liabilities		$25,740	$28,598

Lease-related expenses were as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2026	2025	2026	2025
Operating lease expense	$1,937	$1,913	$5,990	$5,608
Amortization of finance lease assets	242	242	727	725
Interest on finance lease liabilities	27	39	91	125
Variable lease expense	373	219	1,275	787
Short-term lease expense	139	51	343	159
Total lease expense	$2,718	$2,464	$8,426	$7,404

Lease-related supplemental cash flow information was as follows:

	Nine Months Ended June 30,
	2026	2025
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$4,812	$4,456
Operating cash flows for finance leases	91	125
Financing cash flows for finance leases	772	720
Right-of-use assets obtained in exchange for recorded lease obligations:
Operating leases	2,608	4,902
Finance leases	43	1,171

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

Although Woodward expects to allocate some portion of future net sales to these customers to embedded lessor arrangements, it cannot provide expected future undiscounted lease payments from property, plant, and equipment leased to customers as of June 30, 2026. If, in the future, customers reduce purchases of related products from Woodward, the Company believes it will derive additional value from the underlying equipment by repurposing its use to support other customer arrangements.

Revenue from contracts with customers that included embedded operating leases, which are included in “Net sales” in the Condensed Consolidated Statements of Earnings, was $1,018 for the three months and $3,060 for the nine months ended June 30, 2026, compared to $989 for the three months and $2,926 for the nine months ended June 30, 2025.

The carrying amount of property, plant, and equipment leased to others through embedded leasing arrangements, included in “Property, plant, and equipment, net” on the Condensed Consolidated Balance Sheets, was as follows:

	June 30, 2026	September 30, 2025
Property, plant, and equipment	$41,368	$41,593
Less accumulated depreciation	(31,961)	(29,110)
Property, plant, and equipment, net	$9,407	$12,483

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

Unamortized deferred revenue recorded in connection with the JV formation included:

	June 30, 2026	September 30, 2025
Accrued liabilities	$7,884	$7,298
Other liabilities	227,996	229,878

Amortization of the deferred gain recognized as an increase to net sales was $2,074 for the three months and $6,190 for the nine months ended June 30, 2026, and $1,717 for the three months and $4,347 for the nine months ended June 30, 2025.

Other income related to Woodward’s equity interest in the earnings of the JV was as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2026	2025	2026	2025
Other income	$14,761	$11,221	$45,697	$32,763

Cash distributions to Woodward from the JV, recognized in “Other, net” in “Net cash provided by operating activities” on the Condensed Consolidated Statements of Cash Flows, were as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2026	2025	2026	2025
Cash distributions	$17,600	$9,000	$43,100	$30,000

Net sales to the JV were as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2026	2025	2026	2025
Net sales	$28,564	$22,551	$84,339	$67,517

Woodward net sales included a reduction of $22,752 for the three months and $65,653 for the nine months ended June 30, 2026, compared to $18,723 for the three months and $53,892 for the nine months ended June 30, 2025, related to royalties associated with the contributed IP owed to the JV by Woodward on sales by Woodward directly to third-party services customers.

The Condensed Consolidated Balance Sheets included “Accounts receivable” related to amounts the JV owed Woodward, “Accounts payable” related to amounts Woodward owed the JV, and “Other assets” related to Woodward’s net investment in the JV, as follows:

	June 30, 2026	September 30, 2025
Accounts receivable	$5,028	$5,377
Accounts payable	8,827	8,370
Other assets	25,666	23,069

Note 7. Financial instruments and fair value measurements

The table below presents information about Woodward’s financial assets and liabilities that are measured at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques Woodward utilized to determine such fair value.

	At June 30, 2026				At September 30, 2025
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Financial assets:
Investments in money markets and depository accounts	$16,220	$—	$—	$16,220	$30,256	$—	$—	$30,256
Equity securities	43,526	—	—	43,526	37,846	—	—	37,846
Total financial assets	$59,746	$—	$—	$59,746	$68,102	$—	$—	$68,102
Financial liabilities:
Cross-currency interest rate swaps	$—	$18,376	$—	$18,376	$—	$27,406	$—	$27,406
Total financial liabilities	$—	$18,376	$—	$18,376	$—	$27,406	$—	$27,406

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

The estimated fair values and carrying costs of other financial instruments that are not required to be remeasured at fair value in the Condensed Consolidated Balance Sheets were as follows:

		At June 30, 2026		At September 30, 2025
	Fair Value Hierarchy Level	Estimated Fair Value	Carrying Cost	Estimated Fair Value	Carrying Cost
Assets:
Notes receivable from municipalities	2	$5,186	$5,105	$5,444	$5,392
Liabilities:
Long-term debt	2	734,915	750,014	566,582	580,547

In connection with certain economic incentives related to Woodward’s development of a second campus in the greater Rockford, Illinois area for its Aerospace segment and Woodward’s development of its corporate headquarters in Fort Collins, Colorado, Woodward received long-term notes from municipalities within the states of Illinois and Colorado. The fair value of the long-term notes was estimated based on a model that discounted future principal and interest payments received at an interest rate available to Woodward at the end of the period for similarly rated municipal notes of similar maturity, which is a level 2 input as defined by the U.S. GAAP fair value hierarchy. The interest rates used to estimate the fair value of the long-term notes were 3.1% at June 30, 2026 and 3.0% at September 30, 2025.

The fair value of long-term debt was estimated based on a model that discounted future principal and interest payments at interest rates available to the Company at the end of the period for similar debt of the same maturity, which is a level 2 input as defined by the U.S. GAAP fair value hierarchy. The weighted-average interest rates used to estimate the fair value of long-term debt were 4.5% at June 30, 2026 and 4.2% at September 30, 2025.

Woodward does not have expected credit losses related to any financial assets that are not required to be remeasured at fair value.

Note 8. Derivative instruments and hedging activities

Derivative instruments not designated or qualifying as hedging instruments

In May 2020, Woodward entered into five fixed-rate cross-currency interest rate swap agreements (the “2020 Fixed-Rate Cross-Currency Swaps”), with an aggregate notional value of $400,000, which effectively reduced the interest rates on the underlying fixed-rate debt under the 2018 Notes (as defined in Note 15, Credit facilities, short-term borrowings, and long-term debt, in the Notes to the Consolidated Financial Statements included in Part II, Item 8 of Woodward’s most recently filed Form 10-K) and Woodward’s then existing revolving credit agreement. The net interest income of the 2020 Fixed-Rate Cross-Currency Swaps is recorded as a reduction to “Interest expense” in Woodward’s Condensed Consolidated Statements of Earnings. The total notional value of the 2020 Fixed-Rate Cross-Currency Swaps was $315,000 at June 30, 2026. See Note 7, Financial instruments and fair value measurements for the related fair value of the derivative instruments as of June 30, 2026.

Derivative instruments in cash flow hedging relationships

In May 2020, Woodward entered into five U.S. dollar intercompany loans payable, with identical terms and notional values of each tranche of the 2020 Fixed-Rate Cross-Currency Swaps, together with reciprocal fixed-rate intercompany cross-currency interest rate swaps. The agreements were entered into by Woodward Barbados Euro Financing SRL ("Euro Barbados"), a wholly owned subsidiary of Woodward, and are designated as cash flow hedges under the criteria prescribed in ASC 815. The objective of these derivative instruments is to hedge the risk of variability in cash flows attributable to the foreign currency exchange risk for future principal and interest payments associated with the U.S. dollar denominated intercompany loans over a 13 year period, as Euro Barbados maintains a Euro functional currency. For each of the fixed-rate intercompany cross-currency interest rate swaps, changes in the fair values of the derivative instruments are recognized in accumulated other comprehensive income ("OCI") and reclassified to foreign currency transaction gain or loss included in “Selling, general and administrative expenses” in Woodward’s Condensed Consolidated Statements of Earnings. Reclassifications out of accumulated OCI of the change in fair value occur each reporting period based upon changes in the spot rate remeasurement of the Euro and U.S. dollar denominated intercompany loans, including associated interest. Hedge effectiveness is assessed based on the fair value changes of the derivative instruments, and such hedges are deemed to be highly effective in offsetting exposure to variability in foreign exchange rates. There are no credit-risk-related contingent features associated with these fixed-rate cross-currency interest rate swaps.

Derivative instruments in net investment hedging relationships

On September 23, 2016, Woodward and Woodward International Holding B.V., a wholly owned subsidiary of Woodward organized under the laws of The Netherlands (the “BV Subsidiary”), each entered into a note purchase agreement (the “2016 Note Purchase Agreement”) relating to the sale by Woodward and the BV Subsidiary of an aggregate principal amount of €160,000 of senior unsecured notes in a series of private placement transactions. Woodward issued €40,000 aggregate principal amount of Woodward’s Series M Senior Notes due September 23, 2026 (the “Series M Notes”). Woodward designated the Series M Notes as a hedge of a foreign currency exposure of Woodward’s net investment in its Euro denominated functional currency subsidiaries. Related to the Series M Notes, included in foreign currency translation adjustments within total comprehensive (losses) earnings were a net foreign exchange gain of $135 for the three months and a foreign exchange gain of $1,205 for the nine months ended June 30, 2026, compared to a net foreign exchange loss of $3,555 for the three months and a foreign exchange loss of $2,204 for the nine months ended June 30, 2025.

Impact of derivative instruments designated as qualifying hedging instruments

The following table discloses the amounts recognized in relation to the cash flow hedges designated as qualifying hedging instruments:

		Three months ended June 30,		Nine months ended June 30,
Derivatives in:	Location	2026	2025	2026	2025
(Gain) loss reclassified from accumulated OCI into earnings	Selling, general and administrative expenses	$(870)	$33,144	$(8,127)	$22,021
(Gain) loss recognized in accumulated OCI	Selling, general and administrative expenses	656	35,582	(8,521)	26,616

The remaining unrecognized gains and losses in Woodward’s Condensed Consolidated Balance Sheets associated with derivative instruments that were previously entered into by Woodward, which are classified in accumulated OCI, were net losses of $5,436 as of June 30, 2026 and $5,830 as of September 30, 2025.

Note 9. Supplemental statement of cash flows information

	Nine Months Ended June 30,
	2026	2025
Interest paid	$30,901	$30,484
Income taxes paid	73,014	90,144
Income tax refunds received	3,158	4,118
Non-cash activities:
Purchases of property, plant and equipment on account	7,183	5,672
Common shares issued from treasury to settle benefit obligations	29,813	24,912
Receivables related to business acquisitions and divestitures	—	4,011

Note 10. Acquisitions, Assets and Liabilities held for sale, and Divestitures

Acquisitions

On April 1, 2026, Woodward acquired 100% of the outstanding equity interests of Jet Research Development, Inc., doing business as Valve Research & Manufacturing Company, a Florida-based manufacturer of high-precision flow control valves for aerospace applications ("Valve Research Acquisition") for total consideration of $120,702, net of cash acquired, subject to net working capital adjustments to be finalized in the fourth quarter of fiscal year 2026, and financed through existing cash balances. The Valve Research Acquisition, included within the Aerospace reportable segment, adds precision electromagnetic valve solutions, including solenoid valves, check valves, and relief valves to Woodward’s comprehensive aerospace controls capabilities. It also provides new growth opportunities across commercial and defense aerospace OEM applications, including Next Generation Single Aisle programs. Solenoid technology for precision flow control plays a vital role in both current and future defense and commercial aircraft programs. The Company incurred acquisition-related costs of $2,353 in fiscal year 2026 that were expensed as incurred and recorded in "Selling, general and administrative expenses" within the Condensed Consolidated Statements of Earnings.

The following table presents the preliminary fair‑value determinations of the assets acquired and liabilities assumed as of April 1, 2026:

Accounts receivable	$7,026
Inventories	7,533
Property, plant, and equipment	13,123
Goodwill	69,314
Intangible assets	35,700
Other noncurrent assets	144
Total assets acquired	132,840
Current liabilities assumed	918
Noncurrent liabilities assumed	11,220
Total liabilities acquired	12,138
Net assets acquired	$120,702

The identifiable intangible assets include customer relationships and technology, which will amortize over their estimated useful lives of 15 years using the straight-line method. The majority of the goodwill is not deductible for tax purposes and represents the estimated value of the acquired workforce and expanded sales opportunities on the next generation of aircraft. As of June 30, 2026, the purchase accounting is subject to final adjustment, primarily for working capital adjustments, amounts allocated to goodwill, and tax balances.

The Company has not presented pro forma results because the Valve Research Acquisition was not deemed significant.

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

During the first quarter of fiscal year 2026, the Company substantially completed its evaluation of the fair value of assets acquired and liabilities assumed related to the Safran Acquisition. The following table presents the preliminary fair‑value determinations of the assets acquired and liabilities assumed as of July 21, 2025:

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

The majority of the goodwill is expected to be deductible for tax purposes and represents the estimated value of the acquired workforce, expanded sales opportunities on the next generation of aircraft, and other synergies expected from the integration of the Safran Acquisition with Woodward’s Aerospace segment. As of June 30, 2026, the purchase accounting is subject to final adjustment, primarily for working capital adjustments, amounts allocated to goodwill, and tax balances.

Assets and Liabilities held for sale

On April 15, 2026, Woodward entered into a definitive agreement to sell the Aerospace pilot controls product line to ONTIC Engineering and Manufacturing, Inc. for $180,000, subject to purchase price adjustments. The agreement for the sale of the product line is expected to result in an accounting gain and close in fiscal year 2027, subject to regulatory approvals.

The following table presents balance sheet information of the pilot controls product line as of June 30, 2026:

Assets:
Unbilled receivables	$16,910
Other noncurrent assets	3,043
Total assets	$19,953

Liabilities:
Current liabilities	$1,386
Other noncurrent liabilities	2,203
Total liabilities	$3,589

Divestitures

The Company periodically reviews its business and from time to time may sell businesses, assets, or product lines as part of business rationalization. Any gain or loss recognized due to divestitures is recorded within the line item “Other income, net” in the Condensed Consolidated Statements of Earnings.

In connection with certain product rationalization activities, during the nine months ended June 30, 2025, the Company sold certain product lines and its heavy-duty gas turbine combustion parts product line, included in the Industrial segment, to third parties. The Company received cash proceeds of $48,043 and recognized a pretax gain of $20,524 during the nine months ended June 30, 2025.

Note 11. Inventories

	June 30, 2026	September 30, 2025
Raw materials	$222,167	$192,373
Work in progress	187,050	163,275
Component parts(1)	417,344	382,650
Finished goods	120,001	102,746
Customer supplied inventory	5,613	19,640
On-hand inventory for which control has transferred to the customer	(227,372)	(206,076)
	$724,803	$654,608
(1)
Component parts include items that can be sold separately as finished goods or included in the manufacture of other products.

Note 12. Property, plant, and equipment

	June 30, 2026	September 30, 2025
Land and land improvements	$109,229	$95,172
Buildings and building improvements	645,588	626,144
Leasehold improvements	15,452	15,900
Machinery and production equipment	917,660	885,473
Computer equipment and software	122,624	116,706
Office furniture and equipment	44,323	43,312
Other	33,575	33,591
Construction in progress	192,622	111,580
	2,081,073	1,927,878
Less accumulated depreciation	(993,309)	(941,255)
Property, plant, and equipment, net	$1,087,764	$986,623

Woodward had depreciation expense as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2026	2025	2026	2025
Depreciation expense	$22,501	$21,482	$66,679	$63,238

Note 13. Goodwill

	September 30, 2025	Acquisition	Reduction from Working Capital Adjustment	Effects of Foreign Currency Translation	June 30, 2026
Aerospace	$473,779	$69,314	$(931)	$5	$542,167
Industrial	358,509	—	—	(6,720)	351,789
Consolidated	$832,288	$69,314	$(931)	$(6,715)	$893,956

During the nine months ended June 30, 2026, a working capital adjustment was made that resulted in a reduction of goodwill of $931 in relation to the Safran Acquisition. On April 1, 2026, Woodward completed the acquisition of Valve Research (see Note 10, Acquisitions, Assets and Liabilities held for sale, and Divestitures), which resulted in the recognition of $69,314 in goodwill in the Company’s Aerospace segment.

Note 14. Intangible assets, net

	June 30, 2026			September 30, 2025
	Gross Carrying Value	Accumulated Amortization	Net Carrying Amount	Gross Carrying Value	Accumulated Amortization	Net Carrying Amount
Intangible assets with finite lives:
Customer relationships and contracts:
Aerospace	$292,483	$(255,007)	$37,476	$281,683	$(251,109)	$30,574
Industrial	391,843	(137,782)	254,061	401,778	(125,909)	275,869
Total	$684,326	$(392,789)	$291,537	$683,461	$(377,018)	$306,443
Intellectual property:
Aerospace	$11,893	$(149)	$11,744	$—	$—	$—
Industrial	3,139	(3,139)	—	3,139	(3,139)	—
Total	$15,032	$(3,288)	$11,744	$3,139	$(3,139)	$—
Process technology:
Aerospace	$69,470	$(41,850)	$27,620	$44,570	$(40,973)	$3,597
Industrial	89,709	(39,619)	50,090	87,640	(37,610)	50,030
Total	$159,179	$(81,469)	$77,710	$132,210	$(78,583)	$53,627
Intangible asset with indefinite life:
Trade name:
Aerospace	$—	$—	$—	$—	$—	$—
Industrial	66,272	—	66,272	68,010	—	68,010
Total	$66,272	$—	$66,272	$68,010	$—	$68,010
Total intangibles:
Aerospace	$373,846	$(297,006)	$76,840	$326,253	$(292,082)	$34,171
Industrial	550,963	(180,540)	370,423	560,567	(166,658)	393,909
Consolidated Total	$924,809	$(477,546)	$447,263	$886,820	$(458,740)	$428,080

Woodward recorded amortization expense associated with intangibles of the following:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2026	2025	2026	2025
Amortization expense	$9,568	$7,172	$24,334	$20,858

Future amortization expense associated with intangibles is expected to be:

Year Ending September 30:
2026 (Remaining)	$8,448
2027	32,458
2028	32,109
2029	31,204
2030	31,176
Thereafter	245,596
$380,991

Note 15. Credit facilities, short-term borrowings, and long-term debt

As of June 30, 2026, Woodward’s short-term borrowings and availability under its various short-term credit facilities were as follows:

	Total availability	Outstanding letters of credit and guarantees	Banker acceptance notes issued	Outstanding borrowings	Remaining availability
Revolving credit facility	$1,000,000	$(7,964)	$—	$(592,426)	$399,610
Foreign lines of credit and overdraft facilities	25,600	(45)	—	—	25,555
Foreign performance guarantee facilities	33	—	—	—	33
	$1,025,633	$(8,009)	$—	$(592,426)	$425,198

Revolving credit facility

As of May 27, 2026, Woodward maintained a revolving credit agreement dated as of October 21, 2022 (the “Second Amended and Restated Revolving Credit Agreement”). On May 28, 2026 Woodward amended the Second Amended and Restated Revolving Credit Agreement (such amended agreement, the "Third Amended and Restated Revolving Credit Agreement") to, among other things continue the commitments of the lenders thereunder to make revolving loans in an aggregate principal amount of up to $1,000,000 and extend the termination date of the revolving loan commitments of all the lenders from October 21, 2027 to May 28, 2031.

Woodward is a party to the Third Amended and Restated Revolving Credit Agreement with certain foreign subsidiaries party thereto from time to time as borrowers, a syndicate of lenders, and Wells Fargo Bank, National Association, as administrative agent. Pursuant to the Third Amended and Restated Revolving Credit Agreement, the lenders party thereto have agreed to extend revolving loans and letters of credit to Woodward and certain of its foreign subsidiaries in an aggregate amount not to exceed $1,000,000. Borrowings under the Third Amended and Restated Revolving Credit Agreement generally bear interest at the Euro Interbank Offered Rate (“Euribor”), Sterling Overnight Index Average (“SONIA”), Tokyo Interbank Offered Rate (“TIBOR”), and Secured Overnight Financing Rate (“SOFR”) base rates plus 0.875% to 1.75%.

As of June 30, 2026 there were $592,426 in principal amount of borrowings outstanding, at an effective interest rate of 4.73% under the Third Amended and Restated Revolving Credit Agreement. As of June 30, 2026, all of borrowings outstanding were classified as short‐term borrowings based on Woodward’s intent and ability to pay this amount in the next twelve months. As of September 30, 2025, there were $122,300 in principal borrowings outstanding at an effective interest rate of 5.41% under the Second Amended and Restated Revolving Credit Agreement.

Short-term borrowings

Woodward has other foreign lines of credit and foreign overdraft facilities at various financial institutions, which are generally reviewed annually for renewal and are subject to the usual terms and conditions applied by the financial institutions. Pursuant to the terms of the related facility agreements, Woodward’s foreign performance guarantee facilities are limited in use to providing performance guarantees to third parties. There were no borrowings outstanding on Woodward’s foreign lines of credit and foreign overdraft facilities as of June 30, 2026 and September 30, 2025.

Term loan credit agreement

On May 28, 2026, Woodward entered into a Term Loan Credit Agreement (the “Term Loan Credit Agreement”) which provided the Company with a $250,000 term loan facility. On the same date, the Company borrowed the term loans under the Term Loan Credit Agreement in a principal amount of $250,000, and used the net proceeds therefrom for working capital and other general corporate purposes. The Term Loan Credit Agreement, and the loans extended thereunder, will mature on May 28, 2031. Amounts outstanding under the Term Loan Credit Agreement generally bear interest at adjusted term SOFR plus 0.875% to 1.75%, which is due quarterly in arrears. The Term Loan Credit Agreement contains customary representations and warranties, affirmative and negative covenants, including a financial covenant regarding maximum leverage ratio, and events of default. The Term Loan Credit Agreement also includes customary conditions precedent to the making of loans thereunder. Upon the occurrence of a Default (as defined in the Term Loan Credit Agreement), all amounts outstanding under the Term Loan Credit Agreement, including principal, accrued interest, and any other fees may, and in the case of certain bankruptcy-related Defaults will, be accelerated and become immediately due and payable.

Series I and L Notes

On November 17, 2025, Woodward paid the entire principal balance of $75,000 on the Series I and L Notes using proceeds from borrowings under its existing revolving credit facility.

Note 16. Accrued liabilities

	June 30, 2026	September 30, 2025
Salaries and other member benefits	$155,063	$175,110
Product warranties and related liabilities	19,733	25,504
Interest payable	4,411	10,211
Accrued restructuring	4,479	—
Accrued retirement benefits	2,914	2,986
Accrued cross-currency swap derivative liability	3,903	—
Net current contract liabilities	51,800	49,235
Taxes, other than income	13,640	15,367
Other	43,312	34,670
	$299,255	$313,083

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

Changes in accrued product warranties and related liabilities were as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2026	2025	2026	2025
Beginning of period	$18,885	$20,946	$25,504	$18,844
Additions, net of recoveries	5,316	9,091	10,792	18,437
Reductions for settlement	(4,471)	(3,048)	(16,522)	(10,092)
Foreign currency exchange rate changes	3	294	(41)	94
End of period	$19,733	$27,283	$19,733	$27,283

Restructuring charges

On January 12, 2026, the Company approved a plan to wind-down its on-highway natural gas truck manufacturing operations in China (the “China OH Business”). This decision follows prior unsuccessful efforts to divest the China OH Business and is a strategic step to align the Industrial segment portfolio with priority end-markets and long-term growth opportunities. In connection with this action, the Company has incurred restructuring charges of $14,206 in the nine months ended June 30, 2026 related to severance, equipment relocation, accelerated depreciation, and inventory write-offs. We do not expect to incur any additional significant charges in the remainder of fiscal year 2026, as the wind-down is expected to be substantially completed. All of the restructuring charges recorded during fiscal year 2026 were recorded as nonsegment expenses and are expected to be paid within twelve months.

On March 31, 2026, the Company announced a plan to relocate the servo valve production line from the Santa Clarita facility in California to the Rockford facility in Illinois, following an ongoing operational review (the "Servo valve transition"). The decision was based on sustained performance issues at the Santa Clarita facility, including recurring quality deficiencies, elevated cost of poor quality, and excess inventory, as compared with stronger performance at the Rockford facility in delivery, quality, and first-pass yield. In connection with this action, the Company has incurred $1,873 of restructuring related charges in the nine months ended June 30, 2026. In addition to the restructuring charges recognized in the first nine months of fiscal year 2026, the Company anticipates incurring additional costs associated with the transition such as expenses associated with equipment relocation, accelerated depreciation, and inventory write-offs over the coming year. The Company anticipates these additional expenses, which are expected to be approximately $15,000 in total, will be substantially complete by the end of calendar year 2027. All of the restructuring charges recorded during fiscal year 2026 were recorded as nonsegment expenses and are expected to be paid within twelve months.

		Period Activity
	Balances as of September 30, 2025	Charges	Payments	Non-cash activity	Balances as of June 30, 2026
Restructuring costs associated with:
China On-Highway Business:
Employee-related costs for severance and other benefits	$—	$6,057	$(2,836)	$(255)	$2,966
Inventory write-downs	—	3,836	—	(3,836)	—
Property, plant, and equipment write-downs	—	4,005	—	(4,005)	—
Other	—	308	(308)	—	—
Servo-valve transition:
Employee-related costs for severance and other benefits	—	1,513	—	—	1,513
Other	—	360	(360)	—	—
Total	$—	$16,079	$(3,504)	$(8,096)	$4,479

Note 17. Other liabilities

	June 30, 2026	September 30, 2025
Net accrued retirement benefits, less amounts recognized within accrued liabilities	$92,672	$88,112
Total unrecognized tax benefits	20,929	12,130
Deferred economic incentives (1)	5,244	6,158
Noncurrent operating lease liabilities	18,115	20,199
Net noncurrent contract liabilities	414,168	431,458
Cross-currency swap derivative liability, less amounts recognized within accrued liabilities	14,473	27,406
Other	9,051	6,264
	$574,652	$591,727
(1)
Woodward receives certain economic incentives from various state and local authorities related to capital expansion projects. Such amounts are initially recorded as deferred credits and are being recognized as a reduction to pre-tax expense over the economic lives of the related capital expansion projects.

Note 18. Other income, net

	Three Months Ended June 30,		Nine Months Ended June 30,
	2026	2025	2026	2025
Equity interest in the earnings of the JV	$(14,762)	$(11,221)	$(45,697)	$(32,763)
Net (gain) loss on sales of assets and businesses	(257)	579	(221)	(19,470)
Net gain on investments in deferred compensation program	(4,173)	(3,243)	(3,411)	(2,110)
Other components of net periodic pension and other postretirement benefit, excluding service cost and interest expense	(3,380)	(3,365)	(9,932)	(10,004)
Other	(295)	(614)	(1,038)	(1,408)
	$(22,867)	$(17,864)	$(60,299)	$(65,755)

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

The following table sets forth the tax expense and the effective tax rate for Woodward’s earnings before income taxes:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2026	2025	2026	2025
Earnings before income taxes	$193,512	$126,836	$530,090	$361,653
Income tax expense	46,837	18,388	115,683	57,165
Effective tax rate	24.2%	14.5%	21.8%	15.8%

The increases in the effective tax rates for the three months ended June 30, 2026 and the nine months ended June 30, 2026 compared to the same periods of the prior fiscal year were primarily attributable to the current year elimination of the U.S. intangible income tax benefit due to the one-time reversal of research costs previously capitalized, an increase in U.S. taxes on foreign earnings, a decrease in the tax benefit from stock-based compensation, a reduction to the U.S. Federal Research and Development Credit, and unfavorable state tax law changes.

Gross unrecognized tax benefits were $27,146 as of June 30, 2026 and $17,271 as of September 30, 2025. At June 30, 2026, the amount of the liability for unrecognized tax benefits that, if recognized, would impact Woodward’s effective tax rate was $16,420. At this time, Woodward believes it is reasonably possible that the liability for unrecognized tax benefits will decrease by as much as $1,646 in the next 12 months due to the completion of review by tax authorities, lapses of statutes, and the settlement of tax positions. Woodward’s tax expense includes accruals for potential interest and penalties related to unrecognized tax benefits and all other interest and penalties related to tax payments.

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

The amount of expense associated with defined contribution plans was as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2026	2025	2026	2025
Company costs	$16,198	$14,032	$47,444	$40,002

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

The components of the net periodic retirement pension costs recognized were as follows:

	Three Months Ended June 30,
	United States		Other Countries		Total
	2026	2025	2026	2025	2026	2025
Service cost	$199	$229	$333	$367	$532	$596
Interest cost	1,769	1,719	787	765	2,556	2,484
Expected return on plan assets	(2,618)	(2,748)	(637)	(639)	(3,255)	(3,387)
Amortization of:
Net actuarial loss (gain)	34	43	(118)	(106)	(84)	(63)
Prior service cost	128	191	6	6	134	197
Net periodic retirement pension (benefit) cost	$(488)	$(566)	$371	$393	$(117)	$(173)
Contributions paid	$—	$—	$271	$281	$271	$281

	Nine Months Ended June 30,
	United States		Other Countries		Total
	2026	2025	2026	2025	2026	2025
Service cost	$597	$688	$1,006	$1,058	$1,603	$1,746
Interest cost	5,309	5,156	2,366	2,210	7,675	7,366
Expected return on plan assets	(7,853)	(8,244)	(1,913)	(1,857)	(9,766)	(10,101)
Amortization of:
Net actuarial loss (gain)	102	128	(357)	(304)	(255)	(176)
Prior service cost	386	572	18	17	404	589
Net periodic retirement pension (benefit) cost	$(1,459)	$(1,700)	$1,120	$1,124	$(339)	$(576)
Contributions paid	$—	$—	$1,383	$1,155	$1,383	$1,155

The components of net periodic retirement pension costs other than the service cost and interest cost components are included in the line item “Other income, net”, and the interest component is included in the line item “Interest expense” in the Condensed Consolidated Statements of Earnings.

The components of the net periodic other postretirement benefit costs recognized were as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2026	2025	2026	2025
Interest cost	$177	$179	$532	$538
Amortization of:
Net actuarial gain	(113)	(110)	(338)	(331)
Net periodic other postretirement cost	$64	$69	$194	$207
Contributions paid	$370	$398	$1,161	$1,192

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

Retirement pension benefits:
United States	$433
United Kingdom	128
Japan	—
Germany	328
Other postretirement benefits	1,218

Note 21. Stockholders’ equity

Common stock and treasury stock

Activity in common stock and treasury stock shares was as follows:

	Common Stock	Treasury Stock	Treasury stock held for deferred compensation
Balances as of April 1, 2025	72,960	(13,380)	(30)
Purchase of treasury stock	—	(231)	—
Sales of treasury stock	—	626	—
Common shares issued for benefit plans	—	—	—
Distribution of stock from deferred compensation	—	—	1
Balances as of June 30, 2025	72,960	(12,985)	(29)

Balances as of April 1, 2026	72,960	(13,367)	(27)
Purchase of treasury stock	—	(520)	—
Sales of treasury stock	—	156	—
Common shares issued for benefit plans	—	—	—
Distribution of stock from deferred compensation	—	—	1
Balances as of June 30, 2026	72,960	(13,731)	(26)

	Common Stock	Treasury Stock	Treasury stock held for deferred compensation
Balances as of September 30, 2024	72,960	(13,787)	(45)
Purchase of treasury stock	—	(680)	—
Sales of treasury stock	—	1,351	—
Common shares issued for benefit plans	—	131	—
Purchases of stock by deferred compensation	—	—	(1)
Distribution of stock from deferred compensation	—	—	17
Balances as of June 30, 2025	72,960	(12,985)	(29)

Balances as of September 30, 2025	72,960	(13,060)	(28)
Purchase of treasury stock	—	(1,606)	—
Sales of treasury stock	—	857	—
Common shares issued for benefit plans	—	78	—
Purchases of stock by deferred compensation	—	—	(1)
Distribution of stock from deferred compensation	—	—	3
Balances as of June 30, 2026	72,960	(13,731)	(26)

Stock repurchase program

In January 2024, the Board of Directors of the Company (the "Board") authorized a program for the repurchase of up to $600,000 of Woodward’s outstanding shares of common stock on the open market or in privately negotiated transactions over a three-year period ending in January 2027 (the “2024 Authorization”). During the nine months ended June 30, 2026, Woodward repurchased 153 shares of its common stock for $39,145 under the 2024 Authorization, all held for reissuance. During the nine months ended June 30, 2025, Woodward repurchased 680 shares of its common stock for $124,276 under the 2024 Authorization, all held for reissuance.

In November 2025, Woodward completed the 2024 Authorization, and subsequently the Board authorized a new program for the repurchase of up to $1,800,000 of Woodward’s outstanding shares of common stock on the open market or in privately negotiated transactions over a three-year period ending in November 2028 (the "2026 Authorization"). During the nine months ended June 30, 2026, Woodward repurchased 1,453 shares of its common stock for $513,886 under the 2026 Authorization, all held for reissuance.

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

The following is a summary of the activity for stock option awards:

	Three Months Ended June 30, 2026		Nine Months Ended June 30, 2026
	Number of options	Weighted-Average Exercise Price per Share	Number of options	Weighted-Average Exercise Price per Share
Beginning balance	1,671	$97.33	2,249	$91.25
Granted	—	—	17	391.53
Exercised	(154)	94.58	(748)	85.11
Forfeited	(2)	153.18	(3)	141.26
Ending balance	1,515	$97.53	1,515	$97.53

Changes in non-vested stock options were as follows:

	Three Months Ended June 30, 2026		Nine Months Ended June 30, 2026
	Number of options	Weighted-Average Grant Date Fair Value per Share	Number of options	Weighted-Average Grant Date Fair Value Per Share
Beginning balance	233	$55.26	473	$43.40
Granted	—	—	17	173.79
Vested	(19)	39.51	(276)	41.10
Forfeited	(2)	65.28	(2)	59.81
Ending balance	212	$56.57	212	$56.57

Information about stock options that have vested, or are expected to vest, and are exercisable at June 30, 2026 was as follows:

	Number of options	Weighted-Average Exercise Price	Weighted-Average Remaining Life in Years	Aggregate Intrinsic Value
Options outstanding	1,515	$97.53	4.6	$497,030
Options vested and exercisable	1,304	91.73	4.2	435,081
Options vested and expected to vest	1,509	97.06	4.6	495,621

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

A summary of the activity for RSUs:

	Three Months Ended June 30, 2026		Nine Months Ended June 30, 2026
	Number of units	Weighted-Average Grant Date Fair Value	Number of units	Weighted-Average Grant Date Fair Value
Beginning balance	236	$213.07	309	$148.31
Granted	2	370.25	64	377.82
Released	(3)	175.70	(135)	139.97
Forfeited	(1)	206.55	(4)	158.71
Ending balance	234	$215.00	234	$215.00

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

The fair value of the rTSR PSUs at the grant date was determined based upon a Monte Carlo valuation method. The assumptions used in the Monte Carlo method to value the rTSR PSUs granted, which includes the grant date fair value outcome from the Monte Carlo method, were as follows:

	June 30, 2026	June 30, 2025	June 30, 2024
Expected volatility	30.7%	30.9%	30.2%
Risk free interest rate	3.4%	4.1%	4.5%
Expected life	3 years	3 years	3 years
Grant date fair value	$367.56	$196.63	$146.47

The PSUs granted receive dividend equivalent units; therefore, no discount was applied for Woodward’s dividends.

A summary of the activity for market condition awards:

	Nine Months Ended June 30, 2026
	Number of units	Weighted-Average Grant Date Fair Value
Beginning balance	104	$167.17
Granted	15	367.56
Forfeited	—	—
Ending balance	119	$193.29

There was no activity for market condition awards during the three months ended June 30, 2026.

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

	Nine Months Ended June 30, 2026
	Number of units	Weighted-Average Grant Date Fair Value
Beginning balance	—	$—
Granted	15	298.15
Forfeited	—	—
Ending balance	15	$298.15

There was no activity for performance condition awards during the three months ended June 30, 2026.

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

At June 30, 2026, there was approximately $36,789 of total unrecognized compensation expense related to non-vested stock-based compensation arrangements, including stock options, RSUs, and PSUs. The pre-vesting forfeiture rates for purposes of determining stock-based compensation expense recognized were estimated to be 0% for members of the Board and 7.2% for all others. The remaining unrecognized compensation cost is expected to be recognized over a weighted-average period of approximately 2 years.

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

A summary of consolidated net sales and segment operating profit by segment follows:

	Three Months Ended June 30, 2026			Nine Months Ended June 30, 2026
	Aerospace	Industrial	Total	Aerospace	Industrial	Total
Net sales	$708,673	$401,032	$1,109,705	$2,046,891	$1,149,836	$3,196,727
Cost of goods sold	489,027	269,090	758,117	1,448,885	787,523	2,236,408
Selling, general and administrative expenses	34,235	29,721	63,956	90,766	99,998	190,764
Research and development costs	32,724	14,674	47,398	84,158	43,852	128,010
Other segment items[1]	(17,333)	(937)	(18,270)	(53,408)	(2,736)	(56,144)
Reportable segment operating profit	$170,020	$88,484	$258,504	$476,490	$221,199	$697,689

	Three Months Ended June 30, 2025			Nine Months Ended June 30, 2025
	Aerospace	Industrial	Total	Aerospace	Industrial	Total
Net sales	$595,990	$319,456	$915,446	$1,651,601	$920,199	$2,571,800
Cost of goods sold	436,516	229,166	665,682	1,219,331	671,789	1,891,120
Selling, general and administrative expenses	21,353	30,221	51,574	62,318	78,138	140,456
Research and development costs	25,732	13,832	39,564	64,583	39,470	104,053
Other segment items[1]	(13,351)	(1,385)	(14,736)	(39,712)	(2,984)	(42,696)
Reportable segment operating profit	$125,740	$47,622	$173,362	$345,081	$133,786	$478,867
(1)
Other segment items mainly includes our equity interest in the earnings of the JV, other components of net periodic pension and other postretirement benefit, excluding service cost and interest expense, and net gain/loss on sales of assets and businesses.

A summary of consolidated earnings before income taxes was as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2026	2025	2026	2025
Reportable segment operating profit	$258,504	$173,362	$697,689	$478,867
Nonsegment expenses	(50,776)	(36,130)	(132,420)	(84,986)
Interest expense, net	(14,216)	(10,396)	(35,179)	(32,228)
Consolidated earnings before income taxes	$193,512	$126,836	$530,090	$361,653

Segment assets consist of accounts receivable, inventories, property, plant, and equipment, net, goodwill, and other intangibles, net. A summary of consolidated total assets was as follows:

	June 30, 2026	September 30, 2025
Segment assets:
Aerospace	$2,529,518	$2,110,805
Industrial	1,507,634	1,501,503
Unallocated corporate property, plant, and equipment, net	129,115	120,502
Other unallocated assets	1,030,134	897,333
Consolidated total assets	$5,196,401	$4,630,143

A summary of consolidated capital expenditures was as follows:

	Nine Months Ended June 30,
	2026	2025
Segment capital expenditures:
Aerospace	$115,069	$32,188
Industrial	28,783	21,786
Unallocated corporate amounts	12,485	24,563
Consolidated capital expenditures	$156,337	$78,537

A summary of consolidated depreciation and amortization was as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2026	2025	2026	2025
Segment depreciation and amortization:
Aerospace	$15,742	$13,198	$42,039	$38,539
Industrial	12,837	12,476	38,746	36,591
Unallocated corporate amounts	3,490	2,980	10,228	8,966
Consolidated depreciation and amortization	$32,069	$28,654	$91,013	$84,096

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

On February 20, 2026, the U.S. Supreme Court ruled that tariffs imposed under the International Emergency Economic Powers Act ("IEEPA") were not authorized by the statute, although it did not establish a process for recovery. Subsequent cases were filed after the U.S. Supreme Court ruling, which resulted in an order requiring U.S. Customs and Border Protection (“CBP”) to establish an administrative process through which applicable tariffs could be recovered. The Company is the importer of record for certain merchandise that was previously subject to such tariffs under IEEPA. The CBP administrative process went live on April 20, 2026. The Company has filed refund claims for tariffs previously paid and expects to recognize such refunds as they are received. A portion of refund payments have already been recovered, but the timing and amount of overall recovery remain subject to the applicable administrative process and the outcome of the refund claims. The impact on financial statements cannot be accurately estimated at this time. The Company continues to evaluate its rights and remedies and is monitoring the status of its refund claims.

The United States-Iran Conflict

In March 2026, in response to the military conflict between the United States and Iran, the North Atlantic Treaty Organization (“NATO”) members (including the United States) announced targeted economic sanctions on Iran and Iranian enterprises. Fluctuations in oil prices resulting from the conflict have the potential to significantly disrupt global supply chains, increase production costs, and create economic uncertainty. The impact of any additional sanctions, trade restrictions, or limitations on oil supply remain uncertain due to the fluid nature of the military conflict as it is unfolding. Potential impacts could include supply chain and logistics disruptions, volatility in foreign exchange rates and interest rates, inflationary pressures on raw materials and energy, heightened cybersecurity threats, and other restrictions. In addition, we are monitoring uncertainties in the geopolitical environment and the extent to which they could impact airline traffic and/or defense spending levels in the U.S. and other countries. If such impacts occur, we expect the significant impacts to us would likely begin in fiscal year 2027. The Company has not identified information indicating a decline in airline traffic during the first nine months of fiscal year 2026.

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

In connection with this action, we have incurred restructuring charges of $14,206 in the nine months ended June 30, 2026 and do not expect to incur any additional significant charges in the remainder of fiscal year 2026, as the wind-down is expected to be substantially completed by the end of fiscal year 2026.

Operational Highlights

Quarter and Year-to-Date Highlights

	Three Months Ended June 30,		Nine Months Ended June 30,
	2026	2025	2026	2025
Net sales:
Aerospace segment	$708,673	$595,990	$2,046,891	$1,651,601
Industrial segment	401,032	319,456	1,149,836	920,199
Consolidated net sales	$1,109,705	$915,446	$3,196,727	$2,571,800

Earnings:
Aerospace segment	$170,020	$125,740	$476,490	$345,081
Segment earnings as a percent of segment net sales	24.0%	21.1%	23.3%	20.9%
Industrial segment	$88,484	$47,622	$221,199	$133,786
Segment earnings as a percent of segment net sales	22.1%	14.9%	19.2%	14.5%
Consolidated net earnings	$146,675	$108,448	$414,407	$304,488
Adjusted net earnings	$153,628	$108,448	$426,473	$294,404

Effective tax rate	24.2%	14.5%	21.8%	15.8%
Adjusted effective tax rate	24.2%	14.5%	21.9%	15.5%
Consolidated diluted earnings per share	$2.40	$1.76	$6.76	$4.96
Consolidated adjusted diluted earnings per share	$2.52	$1.76	$6.96	$4.80

Earnings before interest and taxes ("EBIT")	$207,728	$137,232	$565,269	$393,881
Adjusted EBIT	$216,992	$137,232	$581,348	$380,667
Earnings before interest, taxes, depreciation, and amortization ("EBITDA")	$239,797	$165,886	$656,282	$477,977
Adjusted EBITDA	$249,061	$165,886	$672,361	$464,763

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

Liquidity Highlights

Net cash provided by operating activities for the first nine months of fiscal year 2026 was $351,937, compared to $237,976 for the first nine months of fiscal year 2025. The increase in net cash provided by operating activities for the first nine months of fiscal year 2026 as compared to the same period of fiscal year 2025 was primarily attributable to increased earnings.

For the first nine months of fiscal year 2026, free cash flow was $195,600, compared to $159,439 for the first nine months of fiscal year 2025. We define free cash flow as net cash provided by operating activities less payments for property, plant, and equipment. The increase in free cash flow for the first nine months of fiscal year 2026 as compared to the same period of fiscal year 2025 was primarily attributable to increased earnings, partially offset by increases in working capital and higher capital expenditures. The increase in working capital was driven by higher inventory levels to support demand and higher than expected accounts receivable balances due to the timing of collections.

On September 16, 2025, we announced plans to build a precision manufacturing facility in Greer, South Carolina, in Spartanburg County. The new site is a strategic investment for us, and it has required, and will continue to require, significant capital investment in fiscal year 2026 and fiscal year 2027. The site is expected to become operational in 2027, and we continue to expect a meaningful increase in capital expenditures over the remainder of fiscal year 2026 related to the construction of this facility. Free cash flow is a non-U.S. GAAP financial measure. A description of this measure as well as a reconciliation of this non-U.S. GAAP financial measure to the most directly comparable U.S. GAAP financial measure can be found under the caption “Non-U.S. GAAP Financial Measures” in this Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations.

At June 30, 2026, we held $474,851 in cash and cash equivalents and had total outstanding debt of $1,341,935. We have additional borrowing availability of $399,610, net of outstanding letters of credit, under our revolving credit agreement. At June 30, 2026, we also had additional borrowing capacity of $25,556 under various foreign lines of credit and foreign overdraft facilities.

RESULTS OF OPERATIONS

The following table sets forth condensed consolidated statements of earnings data as a percentage of net sales for each period indicated:

	Three Months Ended				Nine Months Ended
	June 30, 2026	% of Net Sales	June 30, 2025	% of Net Sales	June 30, 2026	% of Net Sales	June 30, 2025	% of Net Sales
Net sales	$1,109,705	100%	$915,446	100%	$3,196,727	100%	$2,571,800	100%
Costs and expenses:
Cost of goods sold	759,799	68.5%	666,287	72.8%	2,238,752	70.0%	1,892,908	73.6%
Selling, general, and administrative expenses	106,465	9.6%	88,703	9.7%	303,735	9.5%	242,241	9.4%
Research and development costs	49,316	4.4%	41,088	4.5%	133,191	4.2%	108,525	4.2%
Restructuring charges	9,264	0.8%	—	0.0%	16,079	0.5%	—	0.0%
Interest expense	14,827	1.3%	11,234	1.2%	37,206	1.2%	35,464	1.4%
Interest income	(611)	(0.1)%	(838)	(0.1)%	(2,027)	(0.1)%	(3,236)	(0.2)%
Other income, net	(22,867)	(2.1)%	(17,864)	(2.0)%	(60,299)	(1.9)%	(65,755)	(2.6)%
Total costs and expenses	916,193	82.6%	788,610	86.1%	2,666,637	83.4%	2,210,147	85.9%
Earnings before income taxes	193,512	17.4%	126,836	13.9%	530,090	16.6%	361,653	14.1%
Income tax expense	46,837	4.2%	18,388	2.0%	115,683	3.6%	57,165	2.2%
Net earnings	$146,675	13.2%	$108,448	11.8%	$414,407	13.0%	$304,488	11.8%

Other select financial data:

	June 30, 2026	September 30, 2025
Net working capital	$917,356	$977,025
Total debt	1,341,935	702,202
Total stockholders' equity	2,473,794	2,566,390

Net Sales

Consolidated net sales for the third quarter of fiscal year 2026 increased by $194,259, or 21.2%, compared to the same period of fiscal year 2025. Consolidated net sales for the first nine months of fiscal year 2026 increased by $624,927, or 24.3%, compared to the same period of fiscal year 2025.

Details of the changes in consolidated net sales were as follows:

	Three-Month Period	Nine-Month Period
Consolidated net sales for the period ended June 30, 2025	$915,446	$2,571,800
Aerospace volume	36,092	221,113
Industrial volume	63,171	149,036
Effects of changes in price	90,762	217,669
Effects of changes in foreign currency rates	4,234	37,109
Consolidated net sales for the period ended June 30, 2026	$1,109,705	$3,196,727

The increases in Aerospace segment net sales in the third quarter and first nine months of fiscal year 2026 as compared to the same periods of fiscal year 2025 were primarily attributable to higher sales volumes and price realization. We currently expect continued demand growth in Aerospace across our markets, and we are investing in capacity and automated processes to support this anticipated growth.

The increases in Industrial segment net sales in the third quarter and first nine months of fiscal year 2026 as compared to the same periods of fiscal year 2025 were primarily attributable to higher sales volumes and price realization. Industrial net sales for the first nine months of fiscal year 2026 also benefited from favorable foreign currency impacts.

Costs and Expenses

Cost of goods sold increased by $93,512 to $759,799 for the third quarter of fiscal year 2026, from $666,287 for the third quarter of fiscal year 2025. Cost of goods sold decreased to 68.5% of net sales for the third quarter of fiscal year 2026, compared to 72.8% of net sales for the third quarter of fiscal year 2025.

Cost of goods sold increased by $345,844 to $2,238,752 for the first nine months of fiscal year 2026, from $1,892,908 for the first nine months of fiscal year 2025. Cost of goods sold decreased to 70.0% of net sales for the first nine months of fiscal year 2026, compared to 73.6% of net sales for the first nine months of fiscal year 2025.

The increases in cost of goods sold on an absolute basis in the third quarter and first nine months of fiscal year 2026 compared to the same periods of fiscal year 2025 were primarily due to higher sales volumes and net inflationary impacts on material and labor costs.

Gross margin (as measured by net sales less cost of goods sold, divided by net sales) was 31.5% for the third quarter of fiscal year 2026, compared to 27.2% for the third quarter of fiscal year 2025. Gross margin was 30.0% for the first nine months of fiscal year 2026, compared to 26.4% for the first nine months of fiscal year 2025. The increases in gross margin for the third quarter and first nine months of fiscal year 2026 as compared to the same periods of fiscal year 2025 were primarily attributable to higher sales volumes and price realization.

Selling, general, and administrative expenses increased by $17,762, or 20.0%, to $106,465 for the third quarter of fiscal year 2026, compared to $88,703 for the third quarter of fiscal year 2025. Selling, general, and administrative expenses as a percentage of net sales decreased to 9.6% for the third quarter of fiscal year 2026, compared to 9.7% for the third quarter of fiscal year 2025. The increase in selling, general, and administrative expenses on an absolute basis for the third quarter of fiscal year 2026 as compared to the same period of fiscal year 2025 was primarily due to increased expenses relating to headcount and increased variable annual incentive compensation costs.

Selling, general, and administrative expenses increased by $61,494, or 25.4%, to $303,735 for the first nine months of fiscal year 2026, compared to $242,241 for the first nine months of fiscal year 2025. Selling, general, and administrative expenses as a percentage of net sales increased to 9.5% for the first nine months of fiscal year 2026, compared to 9.4% for the first nine months of fiscal year 2025. The increase in selling, general, and administrative expenses for the first nine months of fiscal year 2026 as compared to the same period of fiscal year 2025 was primarily due to higher labor costs, increased variable annual incentive compensation costs, a reserve for a product performance claim in our Industrial segment, and higher project-related costs.

Research and development ("R&D") costs were $49,316, or 4.4% of net sales, for the third quarter of fiscal year 2026, compared to $41,088, or 4.5% of net sales, for the third quarter of fiscal year 2025. R&D costs were $133,191, or 4.2% of net sales, for the first nine months of fiscal year 2026, as compared to $108,525, or 4.2% of net sales, for the first nine months of fiscal year 2025. R&D costs increased in the third quarter and first nine months of fiscal year 2026, primarily due to early-stage efforts to compete for the next single-aisle aircraft platform. We expect R&D costs to increase in fiscal year 2026 as compared to fiscal year 2025, and we anticipate additional increases in future years as next-generation aircraft program timelines become more defined. Our R&D activities extend across almost all of our customer base, and we anticipate ongoing variability in R&D costs due to the timing of customer business needs on current and future programs.

Interest expense increased by $3,593, or 32.0%, to $14,827 for the third quarter of fiscal year 2026, compared to $11,234 for the third quarter of fiscal year 2025. Interest expense as a percentage of net sales was 1.3% for the third quarter of fiscal year 2026, compared to 1.2% for the third quarter of fiscal year 2025. The increase in interest expense was primarily attributable to increased daily borrowings on the revolving credit facility during the third quarter of fiscal year 2026.

Interest expense increased by $1,742, or 4.9%, to $37,206 for the first nine months of fiscal year 2026, compared to $35,464 for the first nine months of fiscal year 2025. Interest expense as a percentage of net sales was 1.2% for the first nine months of fiscal year 2026, compared to 1.4% for the first nine months of fiscal year 2025. The increase in interest expense on an absolute basis was primarily attributable to increased daily borrowings on the revolving credit facility, partially offset by a lower long-term debt balance, as we paid the entire principal balance of $75,000 on the Series I and L Notes on November 17, 2025.

Other income, net increased by $5,003 to $22,867 for the third quarter of fiscal year 2026, compared to $17,864 for the third quarter of fiscal year 2025. The increase in other income, net was primarily attributable to an increase in earnings of the JV.

Other income, net decreased by $5,456 to $60,299 for the first nine months of fiscal year 2026, compared to $65,755 for the first nine months of fiscal year 2025. The decrease in other income, net for first nine months of fiscal year 2026 as compared to the same period of fiscal 2025 was primarily attributable to a one-time gain related to product rationalization activities that was recognized in the prior year that did not occur in the current year, partially offset by an increase in earnings of the JV.

Income taxes were provided at an effective rate of 24.2% on earnings before income taxes for the third quarter of fiscal year 2026, compared to 14.5% for the third quarter of fiscal year 2025. Income taxes were provided at an effective rate of 21.8% on earnings before income taxes for the first nine months of fiscal year 2026, compared to 15.8% for the first nine months of fiscal year 2025. The increases in the effective tax rates for the third quarter and first nine months of fiscal year 2026, compared to the same periods of fiscal year 2025, were primarily attributable to the elimination of the U.S. intangible income tax benefit in the current year due to the one-time reversal of research costs previously capitalized, an increase in U.S. taxes on foreign earnings, a decrease in the tax benefit from stock-based compensation, a reduction to the U.S. Federal Research and Development Credit, and unfavorable state tax law changes.

Segment Results

The following table presents sales by segment:

	Three Months Ended June 30,				Nine Months Ended June 30,
	2026		2025		2026		2025
Net sales:
Aerospace	$708,673	63.9%	$595,990	65.1%	$2,046,891	64.0%	$1,651,601	64.2%
Industrial	401,032	36.1%	319,456	34.9%	1,149,836	36.0%	920,199	35.8%
Consolidated net sales	$1,109,705	100%	$915,446	100%	$3,196,727	100%	$2,571,800	100%

The following table presents earnings by segment and reconciles segment earnings to consolidated net earnings:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2026	2025	2026	2025
Aerospace	$170,020	$125,740	$476,490	$345,081
Industrial	88,484	47,622	221,199	133,786
Nonsegment expenses	(50,776)	(36,130)	(132,420)	(84,986)
Interest expense, net	(14,216)	(10,396)	(35,179)	(32,228)
Consolidated earnings before income taxes	193,512	126,836	530,090	361,653
Income tax expense	(46,837)	(18,388)	(115,683)	(57,165)
Consolidated net earnings	$146,675	$108,448	$414,407	$304,488

The following table presents segment earnings as a percent of segment net sales:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2026	2025	2026	2025
Aerospace	24.0%	21.1%	23.3%	20.9%
Industrial	22.1%	14.9%	19.2%	14.5%

Aerospace

Aerospace segment net sales increased by $112,683, or 18.9%, to $708,673 for the third quarter of fiscal year 2026, compared to $595,990 for the third quarter of fiscal year 2025. Aerospace segment net sales increased by $395,290, or 23.9%, to $2,046,891 for the first nine months of fiscal year 2026, compared to $1,651,601 for the first nine months of fiscal year 2025.

The increases in Aerospace segment net sales in the third quarter and first nine months of fiscal year 2026 as compared to the same periods of the prior fiscal year 2025 were primarily attributable to increased sales volumes and price realization. We currently expect continued demand growth in Aerospace across our markets, and we are investing in capacity and automated processes to support this anticipated growth.

Commercial OEM sales increased in the third quarter as compared to the same period of fiscal year 2025, primarily due to increased airframer production rates. Commercial OEM sales increased in the first nine months of fiscal year 2026 as compared to the same period of fiscal year 2025, primarily due to increased airframer production rates and a tapering of destocking efforts by airframers. For the remainder of fiscal year 2026, we do not expect destocking efforts to have a large impact, as we believe our output is currently well-aligned with current airframer build rates.

Commercial services sales increased in the third quarter and first nine months of fiscal year 2026 as compared to the same periods of fiscal year 2025, primarily due to higher repair volume supported by sustained high aircraft utilization of legacy aircraft, increased Leading Edge Aviation Propulsion ("LEAP") and Pratt & Whitney’s Geared Turbo Fan ("GTF") activity, and solid service demand across widebody and regional platforms. We also experienced strong spare line replacement unit (“LRU”) sales in the first nine months of fiscal year 2026 as compared to the same period of fiscal year 2025. Spare LRU sales were generally consistent with what we experienced during the last three sequential quarters.

Defense OEM sales decreased in the third quarter of fiscal year 2026 as compared to the same period of fiscal year 2025, primarily driven by a one-time revenue recognition adjustment. Defense OEM sales increased in the first nine months of fiscal year 2026 as compared to the same period of fiscal year 2025, primarily driven by increased Joint Direct Attack Munition ("JDAM") pricing, which took effect during the fourth quarter of fiscal year 2025. Defense services sales increased in the third quarter and first nine months of fiscal year 2026 as compared to the same periods of fiscal year 2025, primarily due to price realization. We expect variability in Defense services sales, which is generally attributable to the cycling of various maintenance and upgrade programs, as well as actual usage.

Aerospace segment earnings increased by $44,280, or 35.2%, to $170,020 for the third quarter of fiscal year 2026, compared to $125,740 for the third quarter of fiscal year 2025. Aerospace segment earnings increased by $131,409, or 38.1%, to $476,490 for the first nine months of fiscal year 2026, compared to $345,081 for the first nine months of fiscal year 2025.

The increases in Aerospace segment earnings were due to the following:

	Three-Month Period	Nine-Month Period
Earnings for the period ended June 30, 2025	$125,740	$345,081
Sales volume and mix	8,169	74,924
Price, inflation, and productivity	55,040	121,928
Manufacturing expenses	(7,420)	(27,020)
Annual variable incentive compensation expenses	(3,310)	(16,775)
Research and development expenses	(6,472)	(16,047)
Other, net	(1,727)	(5,601)
Earnings for the period ended June 30, 2026	$170,020	$476,490

Aerospace segment earnings as a percentage of segment net sales were 24.0% for the third quarter of fiscal year 2026, compared to 21.1% for the third quarter of fiscal year 2025. The increase in Aerospace segment earnings in the third quarter of fiscal year 2026 as compared to the same period of fiscal year 2025 was the result of price realization and increased leverage from higher sales volumes, partially offset by inflation and unfavorable mix. The price realization impact in the quarter included a one-time retroactive pricing adjustment.

Aerospace segment earnings as a percentage of segment net sales were 23.3% for the first nine months of fiscal year 2026, compared to 20.9% for the first nine months of fiscal year 2025. The increase in Aerospace segment earnings in the first nine months of fiscal year 2026 as compared to the same period of fiscal year 2025 was the result of price realization and higher sales volumes, partially offset by strategic investments in manufacturing capabilities, inflation, and unfavorable mix. The strategic investments include enhancements to our manufacturing capabilities to deliver the content on current platforms, incremental R&D tied to early-stage efforts to compete for the next single-aisle aircraft platform, and an enterprise resource planning system upgrade. While these initiatives are impacting margins, they are critical to position the Company for sustained long-term growth, and we expect these investments to continue for the remainder of fiscal year 2026 and fiscal year 2027.

Industrial

Industrial segment net sales increased by $81,576, or 25.5%, to $401,032 for the third quarter of fiscal year 2026, compared to $319,456 for the third quarter of fiscal year 2025. Industrial segment net sales increased by $229,637, or 25.0%, to $1,149,836 for the first nine months of fiscal year 2026, compared to $920,199 for the first nine months of fiscal year 2025.

The increases in Industrial segment net sales in the third quarter and first nine months of fiscal year 2026 as compared to the same periods of fiscal year 2025 were primarily attributable to higher sales volumes and price realization. Industrial net sales for the first nine months of fiscal year 2026 also benefited from favorable foreign currency impacts.

Power generation sales increased in the third quarter and first nine months of fiscal year 2026 as compared to the same periods of fiscal year 2025, primarily due to higher data center demand for both base and backup power. We recently expanded capacity to support anticipated continued demand growth for power generation applications.

Transportation sales increased in the third quarter and first nine months of fiscal year 2026 as compared to the same periods of fiscal year 2025, primarily due strong marine transportation sales reflecting higher shipyard output as well as increases in sales relating to our on-highway natural gas truck business in China. We do not expect significant China on-highway sales in the fourth quarter as we complete the wind-down of this business.

Oil and gas sales increased in the third quarter and first nine months of fiscal year 2026 as compared to the same periods of fiscal year 2025, primarily due to higher liquified natural gas infrastructure related volume.

Industrial segment earnings increased by $40,862, or 85.8%, to $88,484 for the third quarter of fiscal year 2026, compared to $47,622 for the third quarter of fiscal year 2025. Industrial segment earnings increased by $87,413, or 65.3%, to $221,199 for the first nine months of fiscal year 2026, compared to $133,786 for the first nine months of fiscal year 2025.

The increase in Industrial segment earnings was due to the following:

	Three-Month Period	Nine-Month Period
Earnings for the period ended June 30, 2025	$47,622	$133,786
Sales volume and mix	31,807	80,516
Price, inflation, and productivity	12,102	35,407
Annual variable incentive compensation expenses	432	(6,888)
Other, net	(3,479)	(21,622)
Earnings for the period ended June 30, 2026	$88,484	$221,199

Industrial segment earnings as a percentage of segment net sales were 22.1% for the third quarter of fiscal year 2026, compared to 14.9% for the third quarter of fiscal year 2025. Industrial segment earnings as a percentage of segment net sales were 19.2% for the first nine months of fiscal year 2026, compared to 14.5% for the first nine months of fiscal year 2025. The increases in Industrial segment earnings in the third quarter and first nine months of fiscal year 2026 as compared to the same periods of fiscal year 2025 were primarily driven by increased leverage from higher sales volume and price realization, partially offset by inflation.

Nonsegment

Nonsegment expenses increased by $14,646 to $50,776 for the third quarter of fiscal year 2026, compared to $36,130 for the third quarter of fiscal year 2025. Nonsegment expenses increased by $47,434 to $132,420 for the first nine months of fiscal year 2026, compared to $84,986 for the first nine months of fiscal year 2025.

The significant items that impacted nonsegment expenses were as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2026	2025	2026	2025
Nonsegment expenses	$(50,776)	$(36,130)	$(132,420)	$(84,986)
Restructuring charges	9,264	—	16,079	—
Product rationalization	—	—	—	(20,524)
Business development activities	—	—	—	7,310
Nonsegment expenses excluding infrequent significant items	$(41,512)	$(36,130)	$(116,341)	$(98,200)

Excluding these items, nonsegment expenses increased $5,382 in the third quarter of fiscal year 2026 as compared to the same period of fiscal year 2025 and increased $18,141 in the first nine months of fiscal year 2026 as compared to the same period of fiscal year 2025. The increases in nonsegment expenses for the third quarter and first nine months of fiscal year 2026 were primarily attributable to higher project-related costs and increased labor costs.

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

At June 30, 2026, we had total outstanding debt of $1,341,935, consisting of outstanding balances on our revolving credit facility, various series of unsecured notes due between 2026 and 2033, and obligations under our finance leases.

At June 30, 2026, we had $592,496 outstanding on our revolving credit facility, all of which is classified as short-term borrowings based on our intent and ability to repay this amount in the next 12 months. Revolving credit facility and short-term borrowing activity during the nine months ended June 30, 2026 were as follows:

Maximum daily balance during the period	$685,600
Average daily balance during the period	$432,942
Weighted average interest rate on average daily balance	4.7%

At June 30, 2026, we had additional borrowing availability of $399,610 under our revolving credit facility, net of outstanding letters of credit, and additional borrowing availability of $25,556 under various foreign credit facilities.

We were compliant with all our debt covenants as of June 30, 2026. See Note 15, Credit facilities, short-term borrowings, and long-term debt in the Notes to the Consolidated Financial Statements included in Part II, Item 8 of our Annual Report on Form 10-K for fiscal year 2025, for more information about our covenants.

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

Cash Flows

	Nine Months Ended June 30,
	2026	2025
Net cash provided by operating activities	$351,937	$237,976
Net cash used in investing activities	(286,795)	(27,518)
Net cash provided by (used in) financing activities	88,769	(26,126)
Effect of exchange rate changes on cash and cash equivalents	(6,491)	6,557
Net change in cash and cash equivalents	147,420	190,889
Cash and cash equivalents at beginning of year	327,431	282,270
Cash and cash equivalents at end of period	$474,851	$473,159

Net cash provided by operating activities for the first nine months of fiscal year 2026 was $351,937, compared to $237,976 for the same period of fiscal year 2025. The increase in net cash provided by operating activities in the first nine months of fiscal year 2026 as compared to the same period of fiscal year 2025 was primarily attributable to increased earnings.

Net cash used in investing activities for the first nine months of fiscal year 2026 was $286,795, compared to $27,518 for the same period of fiscal year 2025. The increase in net cash used in investing activities in the first nine months of fiscal year 2026 as compared to the same period of fiscal year 2025 was primarily due to higher capital expenditures in the current fiscal year and payments for acquisitions in the current fiscal year, partially offset by proceeds received from certain business divestitures as part of product rationalization efforts in the prior fiscal year.

Net cash provided by financing activities for the first nine months of fiscal year 2026 was $88,769, compared to net cash used in financing activities of $26,126 for the same period of fiscal year 2025. The increase in net cash provided by financing activities for the first nine months of fiscal year 2026 as compared to the same period of fiscal year 2025 was primarily attributable to an increase in net debt borrowings, partially offset by increased repurchases of common stock. During the first nine months of fiscal year 2026, we had net debt borrowings in the amount of $644,622, compared to net debt borrowings of $50,281 in the first nine months of fiscal year 2025. During the first nine months of fiscal year 2026, we repurchased $553,031 of our common stock, whereas in the first nine months of fiscal year 2025, we repurchased $124,276.

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

The reconciliation of net earnings and earnings per share to adjusted net earnings and adjusted earnings per share, respectively, is shown in the tables below:

	Three Months Ended June 30,
	2026		2025
	Net Earnings	Earnings Per Share	Net Earnings	Earnings Per Share
Net earnings (U.S. GAAP)	$146,675	$2.40	$108,448	$1.76
Non-U.S. GAAP adjustments:
Restructuring charges	9,264	0.15	—	—
Tax effect of Non-U.S. GAAP net earnings adjustments	(2,311)	(0.03)	—	—
Non-U.S. GAAP adjustments	6,953	0.12	—	—
Adjusted net earnings (Non-U.S. GAAP)	$153,628	$2.52	$108,448	$1.76

	Nine Months Ended June 30,
	2026		2025
	Net Earnings	Earnings Per Share	Net Earnings	Earnings Per Share
Earnings per share (U.S. GAAP)	$414,407	$6.76	$304,488	$4.96
Non-U.S. GAAP adjustments, net of tax:
Restructuring charges	16,079	0.26	—	—
Product rationalization[1]	—	—	(20,524)	(0.33)
Business development activities[2]	—	—	7,310	0.12
Tax effect of Non-U.S. GAAP net earnings adjustments	(4,013)	(0.06)	3,130	0.05
Total non-U.S. GAAP adjustments	12,066	0.20	(10,084)	(0.16)
Adjusted earnings per share (Non-U.S. GAAP)	$426,473	$6.96	$294,404	$4.80
(1)
Presented in the line item "Other income, net" in Woodward's Condensed Consolidated Statement of Earnings.
(2)
Presented in the line item "Selling, general and administrative expenses" in Woodward's Condensed Consolidated Statement of Earnings.

The reconciliation of income tax expense to adjusted income tax expense and the adjusted effective tax rate, is shown in the tables below:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2026	2025	2026	2025
Income tax expense (U.S. GAAP)	$46,837	$18,388	$115,683	$57,165
Tax effect of Non-U.S. GAAP net income adjustments	2,311	—	4,013	(3,130)
Adjusted income tax expense (Non-U.S. GAAP)	$49,148	$18,388	$119,696	$54,035
Adjusted effective tax rate (Non-U.S. GAAP)	24.2%	14.5%	21.9%	15.5%

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

EBIT and adjusted EBIT reconciled to net earnings were as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2026	2025	2026	2025
Net earnings (U.S. GAAP)	$146,675	$108,448	$414,407	$304,488
Income tax expense	46,837	18,388	115,683	57,165
Interest expense	14,827	11,234	37,206	35,464
Interest income	(611)	(838)	(2,027)	(3,236)
EBIT (Non-U.S. GAAP)	207,728	137,232	565,269	393,881
Non-U.S. GAAP adjustments:
Restructuring charges	9,264	—	16,079	—
Product rationalization[1]	—	—	—	(20,524)
Business development activities[2]	—	—	—	7,310
Total non-U.S. GAAP adjustments	9,264	—	16,079	(13,214)
Adjusted EBIT (Non-U.S. GAAP)	$216,992	$137,232	$581,348	$380,667
(1)
Presented in the line item "Other income, net" in Woodward's Condensed Consolidated Statement of Earnings.
(2)
Presented in the line item "Selling, general and administrative expenses" in Woodward's Condensed Consolidated Statement of Earnings.

EBITDA and adjusted EBITDA reconciled to net earnings were as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2026	2025	2026	2025
Net earnings (U.S. GAAP)	$146,675	$108,448	$414,407	$304,488
Income tax expense	46,837	18,388	115,683	57,165
Interest expense	14,827	11,234	37,206	35,464
Interest income	(611)	(838)	(2,027)	(3,236)
Amortization of intangible assets	9,568	7,172	24,334	20,858
Depreciation expense	22,501	21,482	66,679	63,238
EBITDA (Non-U.S. GAAP)	239,797	165,886	656,282	477,977
Non-U.S. GAAP adjustments:
Restructuring charges	9,264	—	16,079	—
Product rationalization[1]	—	—	—	(20,524)
Business development activities[2]	—	—	—	7,310
Total non-U.S. GAAP adjustments	9,264	—	16,079	(13,214)
Adjusted EBITDA (Non-U.S. GAAP)	$249,061	$165,886	$672,361	$464,763
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

Free cash flow reconciled to net cash provided by operating activities was as follows:

	Nine Months Ended June 30,
	2026	2025
Net cash provided by operating activities (U.S. GAAP)	$351,937	$237,976
Payments for property, plant and equipment	(156,337)	(78,537)
Free cash flow (Non-U.S. GAAP)	$195,600	$159,439

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

Charles Blankenship, Jr. and William Lacey evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on their evaluations, they concluded that our disclosure controls and procedures were effective as of June 30, 2026.

There have not been any changes in our internal control over financial reporting during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities (In thousands, except for shares and per share amounts)	Total Number of Shares Purchased	Weighted Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that may yet be Purchased under the Plans or Programs at Period End (1)
April 1, 2026 through April 30, 2026 (2)	88,686	$375.87	88,686	$1,450,920
May 1, 2026 through May 31, 2026 (2)	25	350.03	—	1,450,920
June 1, 2026 through June 30, 2026 (2)	431,232	382.17	431,232	1,286,114

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
(2)
Under a trust established for the purposes of administering the Woodward Executive Benefit Plan, 25 shares of common stock were acquired in May 2026 on the open market related to the reinvestment of dividends for shares of treasury stock held for deferred compensation. Shares owned by the trust, which is a separate legal entity, are included in "Treasury stock held for deferred compensation" in the Condensed Consolidated Balance Sheets.

Item 5. Other Information

During the three months ended June 30, 2026, two officers of the Company entered into trading plans intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act (each such trading plan, a "Plan"), as discussed below.

On June 1, 2026, Thomas Cromwell, Executive Vice President and Chief Operating Officer, entered into a Plan that provides for the sale of up to 2,915 shares of common stock of the Company. Mr. Cromwell’s Plan terminates on March 1, 2027, for a duration of 274 days.

On June 1, 2026, William Lacey, Executive Vice President and Chief Financial Officer, entered into a Plan that provides for the sale of up to 3,509 shares of common stock of the Company. Mr. Lacey’s Plan terminates on March 1, 2027, for a duration of 274 days.

During the three months ended June 30, 2026, no other directors or officers, as defined in Rule 16a-1(f), adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” each as defined in Item 408 of Regulation S-K.

Item 6. Exhibits

Exhibits filed as part of this Report are listed in the Exhibit Index.

WOODWARD, INC.

EXHIBIT INDEX

	Exhibit Number	Description
*	10.1

Third Amended and Restated Credit Agreement, dated as of May 28, 2026, among Woodward, Inc., certain wholly-owned subsidiaries of Woodward, Inc. as borrowers from time to time, the lenders party thereto, Wells Fargo Bank, National Association, as administrative agent, Wells Fargo Securities, LLC, JPMorgan Chase Bank, N.A., Citibank, N.A. and BOFA Securities, Inc., as joint lead arrangers and book runners, HSBC Bank USA, N.A., PNC Bank, National Association, and U.S. Bank National Association, as co-documentation agents, and Bank of America, N.A., Citibank, N.A. and JPMorgan Chase Bank, N.A., as co-syndication agents, filed as Exhibit 10.1 to Current Report on Form 8-K filed May 28, 2026

*	10.2

Term Loan Credit Agreement, dated as of May 28, 2026, among Woodward, Inc., the lenders party thereto, Wells Fargo Bank, National Association, as administrative agent, Wells Fargo Securities, LLC, JPMorgan Chase Bank, N.A. and BOFA Securities, Inc., as joint lead arrangers and book runners, HSBC Bank USA, N.A., PNC Bank, National Association, and U.S. Bank National Association, as co-documentation agents, and Bank of America, N.A. and JPMorgan Chase Bank, N.A., as co-syndication agents, filed as Exhibit 10.2 to Current Report on Form 8-K filed May 28, 2026

*	31.1	Rule 13a-14(a)/15d-14(a) certification of Charles Blankenship, Jr.
*	31.2	Rule 13a-14(a)/15d-14(a) certification of William Lacey
**	32.1	Section 1350 certifications
*	101

The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2026, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Earnings, (iii) Condensed Consolidated Statements of Comprehensive Earnings, (iv) Condensed Consolidated Statements of Cash Flows, (v) Condensed Consolidated Statements of Stockholders’ Equity, and (vi) Notes to Condensed Consolidated Financial Statements.

*	104	Cover page Interactive Data File (embedded within the Inline XBRL document and are contained in Exhibit 101)

* Filed as an exhibit to this Report

** Furnished as an exhibit to this Report

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WOODWARD, INC.
Date: July 30, 2026	/s/ Charles Blankenship, Jr.
Charles Blankenship, Jr.
Chairman of the Board and Chief Executive Officer (on behalf of the registrant and as the registrant’s Principal Executive Officer)

Date: July 30, 2026	/s/ William Lacey
William Lacey
Chief Financial Officer (on behalf of the registrant and as the registrant’s Principal Financial and Accounting Officer)